Form 10-Q
period 2012-06-30
SOCIAL REALITY
filed 2012-08-20
CIK 1538217

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-179151

SOCIAL REALITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

479 Rodeo Drive
Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323)-229-0297

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.001 par value	3,912,129 shares outstanding as of August 13, 2012
Class B Common Stock $0.001 par value	9,000,000 shares outstanding as of August 13, 2012

Social Reality, Inc.

Table of Contents

Page

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of June 30, 2012 and December 31, 2011

Unaudited Condensed Statements of Operations
For the three and six months ended June 30, 2012 and 2011

Unaudited Condensed Statements of Cash Flows
For the six months ended June 30, 2012 and 2011

Notes to Unaudited Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosure

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certificates

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Predecessor)

Assets

Current assets:
Cash and cash equivalents	$409,945	$221,664
Accounts receivable, net of allowance for doubtful accounts
of $0	537,339	812,819
Prepaid expenses	146,437	117,727
Other current assets	5,500	5,200

Total current assets	1,099,221	1,157,410

Property and equipment, net of accumulated depreciation of $0	18,000	-

Total assets	$1,117,221	$1,157,410

Liabilities and stockholders' (members') equity

Current liabilities:
Accounts payable and accrued expenses	$415,190	$435,216
Deferred income tax liability	109,000	-
Total current liabilities	524,190	435,216

Stockholders' (members') equity

Preferred stock, authorized 50,000,000 shares, $0.001 par value,
no shares issued and outstanding	-	-
Class A common stock, authorized 250,000,000 shares, $0.001 par value,
3,912,129 and no shares issued and outstanding, respectively	3,912	-
Class B common stock, authorized 9,000,000 shares, $0.001 par value,
9,000,000 and no shares issued and outstanding, respectively	9,000	-
Additional paid in capital	1,056,423	-
Accumulated deficit	(476,304)	-
Members' equity	-	722,194

Total stockholders' (members') equity	593,031	722,194

Total liabilities and stockholders' (members') equity	$1,117,221	$1,157,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC

CONDENSED STATEMENTS OF INCOME (LOSS)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
		(Predecessor)		(Predecessor)

Revenues	$424,068	$272,039	$830,415	$417,388
Cost of revenue	237,069	57,000	420,114	87,000

Gross profit	186,999	215,039	410,301	330,388

Operating expense	436,454	197,422	886,605	312,613

(Loss) income from operations	(249,455)	17,617	(476,304)	17,775

Provision for income taxes	-	-	-	-

Net (loss) income	$(249,455)	$17,617	$(476,304)	$17,775

Net (loss) income per share,basic and diluted (2011 pro forma)	$(0.02)	$0.00	$(0.04)	$0.00

Weighted average shares outstanding (2011 pro forma)	12,852,516	12,328,767	12,772,648	12,328,767

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

JANUARY 1, 2012 TO JUNE 30, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	-	$-	$-	$-	$-

Contribution of member interests in Social Reality, LLC
in exchange for common stock	12,328,767	12,329	562,865	-	575,194

Sale of common stock for cash	583,362	583	472,376	-	472,959

Stock based compensation	-	-	21,182	-	21,182

Net loss	-	-	-	(476,304)	(476,304)

Balance, June 30, 2012	12,912,129	$12,912	$1,056,423	$(476,304)	$593,031

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Six Month Periods Ended June 30,
	2012	2011
		(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(476,304)	$17,775
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Amortization of stock based prepaid fees	39,282	-
Stock based compensation	21,182	-
Rent expense contibution by members	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	275,480	426,767
Prepaid expenses	(67,992)	(9,100)
Other current assets	(300)	-
Accounts payable and accrued expenses	(20,026)	(66,053)
Customer prepayments	-	(40,000)
Deferred tax liability	(38,000)	-

Cash (used in) provided by operating activities	(266,678)	335,389

Cash flows from investing activities:
Purchase of equipment	(18,000)	-

Cash used by investing activities	(18,000)	-

Cash flows from financing activities:
Sale of common stock	472,959	-

Cash provided by financing activities	472,959	-

Net increase in cash	188,281	335,389
Cash, beginning of period	221,664	11,262
Cash, end of period	$409,945	$346,651

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$38,000	$-

Non-cash financial activities:

Contribution of member interests (net assets) in Social Reality, LLC
in exchange for common stock	$575,194	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Social Reality, INC. ("Social Reality", “we”, “us” or "the Company") is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired all of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009, which began business in May of 2010, in exchange for 12,328,767 shares of our Class A and Class B common stock. The former members of Social Reality, LLC owned all of our common stock after the acquisition. Social Reality, LLC is referred to as our predecessor in these financial statements.

Social Reality is primarily an approved and accredited Facebook advertising network company. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook apps and large websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity. A primary focus of the company has been to generate these activities with cause specific campaigns. We also create custom applications for large brands that leverage traffic on our partner sites to seed the applications to help them go viral.

We derive our revenue from the sales of media on our partner websites and of our own products and from building custom applications for our partners. We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

We are headquartered in Beverly Hills, California.

Basis of Presentation and Use of Estimates

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with U.S. GAAP. These interim financial statements as of and for the three and six months ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any future period. All references to June 30, 2012 and 2011 in these footnotes are unaudited.

Accounting principles generally accepted in the United States ("GAAP") require management of the Company to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant area that requires management judgment and which is susceptible to possible change in the near term include the Company's revenue recognition policies, discussed elsewhere in these financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

Revenues from certain sales of targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies are recognized on a net basis as the payments to the websites on which the advertising is placed for these specific transactions are based on cash actually collected from the advertisers and agencies, rather than the actual fees billed to the advertisers and agencies. Revenue from sales of targeted and measurable online advertising campaigns and programs for which we bear risk of loss and from sponsored and custom campaigns is recognized on a gross basis in the period that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Cost of Revenue

Cost of revenue consists of payments to website publishers that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of June 30, 2012 or December 31, 2011. The Company usually does not require collateral.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

At June 30, 2012, four customers accounted for more than 10% of the accounts receivable balance (for a total of 94%). For the six months ended June 30, 2012 four customers accounted for 94% of total revenue. For the six months ended June 30, 2011, four customers accounted for 64% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2012 and December 31, 2011 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

Social Reality, LLC was a limited liability company. As a result, the Company’s income for federal and state income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the predecessor Company.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 - Related Party Transactions

During the six months ended June 30, 2011, the members of Social Reality conducted the Company’s operations from their personal residences. We have ascribed a value of $6,000 to rent expense for the use of these premises for 2011, with a corresponding credit to members’ equity.

Note 3 – Stockholders’ (Members’) Equity

We are authorized to issue 50,000,000 of preferred stock, par value $0.001. No shares of preferred stock have been issued.

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical.

Effective January 1, 2012, we issued 3,328,767 Class A common shares and 9,000,000 Class B common shares in exchange for 100% of the Social Reality, LLC membership interests. The Class A common shares were issued to holders of our non-voting, non-participating membership interest and the Class B common shares were issued to our general membership interest holders who are also our founders.

During January, 2012, we completed the offering of 460,072 of our Class A common shares at a price per share of $0.8111, for proceeds of approximately $372,959.

During February, 2012 we received $100,000 pursuant to a subscription agreement for the purchase of 123,290 shares of our Class A common shares, at a price of $0.8111 per share. These shares were issued during May 2012.

On February 1, 2012 we granted an aggregate of 180,000 unvested shares to employees. The shares vest ratably over three years. We have valued the grants at $145,998, based on a fair value per share of $0.8111. Compensation expense will be recognized over the vesting period. During the three and six months ended June 30, 2012, we recorded $11,040 and $19,151, respectively, of compensation expense. Awards totaling 10,000 shares were forfeited during the three months ended June 30, 2012.

On February 1, 2012, we granted 15,000 common stock options to a director. The options have an exercise price of $0.8111 per share. The options vested upon grant. The options lapse if unexercised after five years.  The options have a grant date fair value of $2,031, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.14%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 42%; and (4) an expected life of the options of 01 year.

On June 27, 2011, Social Reality, LLC issued a 3.34% non-voting, non-participating member interest as payment for legal services to be rendered. The interest has been valued at $59,010, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the estimated service period, July 1, 2011 to March 31, 2012. During the three months ended March 31, 2012 we have charged $19,670 to expense.

On June 27, 2011, Social Reality, LLC issued a 6.66% non-voting, non-participating member interest as payment for consulting services to be rendered. The interest has been valued at $117,668, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the service period, July 1, 2011 to June 30, 2014. During the three and six months ended June 30, 2012 we have charged $9,806 and $19,612, respectively, to expense and the balance of $78,445 at June 30, 2012 is recorded as prepaid expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section (“MD&A”) contains statements and information about management’s view of our future expectations, plans and prospects, that constitute forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those we anticipate. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Summary of our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and six month periods ended June 30, 2012 to the comparable periods of 2011.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (also see the “Risk Factors” section of this Quarterly Report).

Overview

We develop and sell social media advertising campaigns and programs to brand advertisers and digital advertising agencies. Our Company delivers these programs across third party social networks, applications and targeted websites such as Facebook.

We derive our revenue from: (i) the development and management of social media marketing campaigns and programs; (ii) the sales of media on our partner websites and applications, and (iii) building custom applications for our partners in connection with such campaigns.

We market our services through our in house sales team to two distinct customer bases which are: (i) online publishers and direct marketers and (ii) brand advertisers and advertising agencies that service these brands. The value propositions that we offer direct marketers, brand advertisers and the advertising agencies are the creation of social media programs that leverage the power of engagement through peer to peer referral to drive tangible results.

Critical Accounting Policies

Our MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three and six months ended June 30, 2012, as compared to those policies disclosed in the comparable period of 2011 and December 31, 2011 financial statements, except as disclosed in the notes to those financial statements.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Revenue recognition.

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

Revenues from certain sales of our targeted online advertising campaigns and programs to brand advertisers and advertising agencies are recognized on a net basis, provided that no Company obligations remain, as the payments to the websites on which the advertising is placed for these specific transactions are based on cash actually collected from the advertisers and agencies, rather than the actual fees billed to the advertisers and agencies. The Company bears no risk of loss in these transactions.

Revenue from other online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns, for which we bear risk of loss, is recognized on a gross basis in the period that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

Expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Accounts receivable allowances.

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

Use of estimates.

GAAP accounting requires our management to make estimates and assumptions in the preparation of our financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Income Taxes

Social Reality, LLC was a limited liability company. As a result, prior to 2012, the Company’s income for federal and state income tax purposes was reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of Social Reality, LLC (our predecessor).

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue

Revenue totaled $424,068 for the three months ended June 30, 2012, compared to revenue of $272,039 for the three months ended June 30, 2011, an increase of $152,029 or 56%.

Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns which are recognized on a gross basis totaled $421,050 and $95,000 for 2012 and 2011, respectively. These revenues have increased year over year as we have expanded our sales and marketing efforts and as our services and expertise have become more widely known among advertisers and their agencies.

Revenues from our targeted online advertising campaigns and programs to brand advertisers and advertising agencies which are recognized on a net basis totaled $3,018 and $177,039 on a net basis for 2012 and 2011, respectively (based on gross billings of $6,036 and $393,432 for 2012 and 2011, respectively). Revenue from these net revenue sources has decreased as the nature of our advertising contracts has changed.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 94% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance of our 2012 cost was attributable to labor costs and project and application design costs. All of our 2011 cost of revenue was attributable to payments to website publishers and others.

Operating Expenses

Operating expense totaled $436,454 for the three months ended June 30, 2012, compared to $197,422 for the three months ended June 30, 2011, an increase of $239,032 or 121%. Our operating expenses have increased year over year as our business has grown and as we pursue our business plan for growth in the future. Of our primary operating expenses, compensation and related costs increased to approximately $233,000 in 2012 from approximately $102,000 in 2011, an increase of $131,000, or 128%. The increase results primarily from increased expenditures for sales and marketing activities. Professional fees and consulting expense increased to approximately $47,000 in 2012 from approximately $13,000 in 2011, an increase of $34,000, or 262%. This increase results primarily from fees incurred in connection with the registration of our common stock for public resale. Travel, entertainment and other marketing expenses increased to approximately $91,000 in 2012 from approximately $43,000 in 2011, an increase of $48,000, or 112%. We have experienced across-the-board increases in substantially all of our other operating expenses as our business has grown from year to year.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue

Revenue totaled $830,415 for the six months ended June 30, 2012, compared to revenue of 417,388 for the six months ended June 30, 2011, an increase of $413,027 or 99%.

Revenue from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns which are recognized on a gross basis totaled $824,834 and $145,000 for 2012 and 2011, respectively. These revenues have increased year over year as we have expanded our sales and marketing efforts and as our services and expertise have become more widely known among advertisers and their agencies.

Revenues from sales of certain targeted online advertising campaigns and programs to brand advertisers and advertising agencies which are recognized on a net basis totaled $5,581 and $272,388 on a net basis for 2012 and 2011, respectively (based on gross billings of $11,732 and $580,734 for 2012 and 2011, respectively). Revenue from these net revenue sources has decreased as the nature of our advertising contracts has changed.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 82% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance of our 2012 cost was attributable to labor costs and project and application design costs. All of our 2011 cost of revenue was attributable to payments to website publishers and others.

Operating Expenses

Operating expense totaled $886,605 for the six months ended June 30, 2012, compared to $312,613 for the six months ended June 30, 2011, an increase of $573,992 or 184%. Our operating expenses have increased year over year as our business has grown and as we pursue our business plan for growth in the future. Of our primary operating expenses, compensation and related costs increased to approximately $443,000 in 2012 from approximately $172,000 in 2011, an increase of $271,000, or 158%. The increase results primarily from increased expenditures for sales and marketing activities. Professional fees and consulting expense increased to approximately $134,000 in 2012 from approximately $24,000 in 2011, an increase of $110,000, or 458%. This increase results primarily from fees incurred in connection with the registration of our common stock for public resale. Travel, entertainment and other marketing expenses increased to approximately $143,000 in 2012 from approximately $67,000 in 2011, an increase of $76,000, or 113%. We have experienced across-the-board increases in substantially all of our other operating expenses as our business has grown from year to year.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth.

Liquidity and Capital Resources

Our principal sources of operating capital have been cash flow from operations, along with equity financings. During 2012 and 2011, we sold approximately $473,000, and $300,000, respectively, of our equity securities. We are in the early stages of the implementation of our business growth strategy and may require additional financing in order to accelerate our growth. Based on our current expansion plans, we no longer generate enough cash to fund our operations. Based on our estimates and current business plan, we anticipate burning approximately $70,000 per month of cash in excess of cash provided by our operations. Accordingly, in order to continue to execute our growth strategy, we will need to secure additional financing of approximately $1.5 million. Such financing may come in the form of either equity or debt financing or a combination of both. The issuance by us of any additional equity securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. The use of debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. As of June 30, 2012 we had approximately $410,000 in cash and cash equivalents.

During January, 2012 we completed the offering of approximately 460,000 of our Class A common shares at a price per share of $0.8111. As a result of the offering, we received proceeds of approximately $373,000. During February, 2012 we received $100,000 pursuant to a subscription agreement with a current shareholder and we issued 123,290 shares of our Class A common shares in May 2012 at a price per share of $0.8111.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net Cash (Used) Provided by Operating Activities

We used $266,678 in cash for our operating activities during the six months ended June 30, 2012, compared to generating $335,389 in cash from our operating activities for the six months ended June 30, 2011.  The decrease in cash from operating activities was primarily attributable to a net loss for the six months ended June 30, 2012, compared to net income for the comparable period of 2011, plus a decrease in collections of accounts receivable in 2012.

Net Cash Used by Investing Activities

We used $18,000 for the purchase of furniture and equipment during the six months ended June 30, 2012, with no expenditures during the six months ended June 30, 2011.

Net Cash Provided by Financing Activities

We received $472,959 in cash from financing activities during the six months ended June 30, 2012 from the sale of equity interests, with no comparable item during the six months ended June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the Company’s limited resources and a limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating our company and our business and the value of our securities.

General Risks Relating To Our Business And Business Model

We have a limited operating history.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) execute our business plan; (ii) obtain customers and create new products and services; (iii) respond to competition; or (iv) operate the business, as management has not previously undertaken such actions as a company. Our inability to achieve any of the foregoing, could materially and adversely affect our business.

Additional financing will be necessary for the implantation of our growth strategy.

As a result of the implementation of our growth strategy, our monthly cash burn rate is approximately $70,000 in excess of cash generated from our operations. Accordingly, we will require up to $1.5 million of additional debt and/or equity financing to pursue our growth strategy during the next 12 months. Given our limited operating history there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our growth plans or cease our operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. If we are not able to secure additional financing, we will not be able to grow our business as planned, we may have difficulty establishing a competitive position in our industry and we may need to materially reduce operations or change our business model. The occurrence of such events will have a materially adverse effect on our financial performance and the prospects of our business.

In the event of additional financings, our shareholders will be subject to additional dilution.

The issuance of common or preferred stock in connection with a future financing will result in a decrease of stockholders percentage ownership of the Company. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 250,000,000 shares of Class A and 9,000,000 shares of Class B common stock and 50,000,000 shares of preferred stock. Currently we have 3,912,129 shares of Class A common stock, 9,000,000 shares of Class B common stock and no shares of preferred stock issued and outstanding. Additionally, we have 9,000,000 shares of Class A common stock reserved for issuance upon conversion of our Class B common shares, 170,000 restricted Class A common shares reserved for issuance to employees and consultants pursuant to grants made from our 2012 Equity Compensation Plan (“Plan”), 15,000 shares of Class A common stock reserved for issuance upon the exercise of outstanding options under the Plan, and 2,815,000 shares of Class A common stock reserved for future issuances under the Plan. Accordingly, we can issue an additional 234,087,871 shares of Class A common stock and 50,000,000 shares of blank check preferred stock without the approval or consent of the our stockholders.

If we are unable to maintain a good relationship with Facebook, our business will suffer.

Facebook is the primary medium on which we undertake our marketing campaigns and promotions for our clients. We generate substantially all of our revenue through marketing campaigns on the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect the value of our Class A common stock.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform. A copy of the standard terms and conditions can be found at: http://developers.facebook.com/ad_provider_terms/. Facebook reserve the right to change these terms and conditions at any time. Our business would be harmed if:

•	Facebook discontinues or limits access to its platform by us and other application developers;

•	Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or

•	Facebook develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for our marketing and promotional campaigns, which would consume substantial resources and may not be effective. In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. At the time these changes were made, we were just beginning operations so they did not materially impact our operations. However, in the event Facebook makes any changes in the future, we may have to modify the structure of our campaigns which could impact the effectiveness of our campaign and consume substantial resources.

A small number of customers have generated a majority of our revenue.

The creation and management of social media marketing campaigns is relatively new. As a result, a majority of our revenue has come from advertising campaigns with a limited number of large brand advertisers. Our growth depends on our ability to develop and manage ongoing and recurring marketing and promotional campaigns. Additionally, as part of our growth strategy, we are seeking to diversify our sources of revenue from primarily a limited number of large brand advertisers to include small and medium sized brand marketers through the leveraging of proprietary technologies and tools. If we do not successfully attract and retain a significant number of recurring customers, our market share, reputation and financial results will be harmed.

We have recently failed to remain profitable.

As a result of our growth strategy and expenses associated with the growth of our employees as well as additional costs associated with securities compliance, we have recently experienced net operating losses. In the future, we face risks that could prevent us from achieving profitability. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•	maintain and increase our inventory of advertising space on publisher websites, ad exchanges and other sources;

•	maintain and increase the number of customers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to satisfy such needs;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce; and

•	adapt to changes in technology related to online advertising.

If we are unsuccessful in addressing these or other risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

If advertising on the internet loses its appeal, our revenue could decline.

Our business models may not continue to be effective in the future for a number of reasons, including the following: decline in the rates we can charge for advertising and our promotional activities; our inability to create applications for our customers; Internet advertisements and promotions are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts; companies may prefer other forms of Internet advertising and promotions that we do not offer; and, regulatory actions may negatively impact our business practices. If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

Our revenue could decline if we fail to effectively expand and manage our relationships with our publishers.

We do not generate our own media inventory. Accordingly, we are dependent on our publishing partners, such as Causes.com, Care2.com, 6waves, and Digital Chocolate, and Experience Project to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. These relationships are based on both written agreements and project by project orders. Our growth depends, in part, on our ability to expand and maintain our publisher relationship within our network and to have access to new sources of advertising inventory such as new partner websites and Facebook that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services.

We may face intellectual property actions that are costly or could hinder or prevent our ability to deliver our products and services.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims is expensive and diverts management's attention.

If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for our products and services, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer Cost Per Thousand, pay-per-click and Cost Per Engagement services. We compete in the performance-based marketing segment with CPE and CPA performance-based companies, and with other large Internet display advertising networks. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers ("ISPs"), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

We depend on key personnel, the loss of whom could harm our business.

Our success depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the Company, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability. Although we have entered into employment agreements with key management, there can be no assurance that these individuals will continue to provide services to us. Generally, a voluntary or involuntary termination of employment could have a materially adverse effect on our business.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with certain members of our management. In the event we terminate their employment, have a change in control or, in certain other cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instances, certain securities held by these executives will become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan, which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without our board of directors' consent, for at least three years from the date they first hold 15% or more of the voting stock.

System failures could significantly disrupt our operations, which could cause us to lose customers or advertising inventory.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and failures of our applications, would reduce significantly the attractiveness of our solutions to our customers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. We have tried to minimize this risk by having our servers provided and hosted by third parties with multiple server locations and redundant systems. Notwithstanding, these third party computers may be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. Therefore, any of the above factors affecting any of these could substantially harm our business. Moreover, these servers are also potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in the amount of available advertising space, or views, on our networks;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising and services; for example, the amount of advertising and services sold at higher rates rather than lower rates;

•	fluctuations in the cost of online advertising;

•	seasonal patterns in Internet advertisers' spending;

•	changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•	changes in the regulatory environment, including regulation of advertising on the Internet, that may negatively impact our marketing practices;

•	fluctuations in levels of professional services fees or the incurrence of non-recurring costs;

•	deterioration in the credit quality of our accounts receivable and an increase in the related provision;

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers' current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations, cash flows, and financial condition.

We may not be able to protect our intellectual property from unauthorized use, which could diminish the value of our products and services, weaken our competitive position and reduce our revenue.

Our success depends on our ability to create and protect our proprietary technologies relating to our services and custom applications. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

We currently rely on a combination of trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently, which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technologies or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, customers, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our products and services or technologies. Our precautions may not prevent misappropriation of our products, services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Government regulation of the Internet may adversely affect our business and operating results.

We may be subject to operating restrictions and regulations in the future. Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•	The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•	The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•	There have been several bills introduced in the Congress in recent years relating to protecting privacy. As with any change in Presidential administration, especially to one more likely to protect privacy, new legislation in this area may be enacted.

•	Adopted and pending consumer protection and privacy legislation, including the Federal Trade Commission Online Behavioral Advertising Principles referred to in a prior risk factor.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Given our early stage of development, our regulatory compliance programs have not yet been developed and our failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

U.S. and foreign regulations and laws potentially affecting our business are evolving frequently. We currently have not developed our internal compliance program nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails, and someone who initiates commercial emails, to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. We, our web publishing partners and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business, including by eliminating the option for endorsers to send messages containing our advertisers’ messages. Additionally, some of our users may be entered into sweepstakes for participating in our campaigns. If this is deemed to be compensation under applicable laws, we may have to change such marketing campaigns which could decrease their effectiveness and, accordingly, their value to our customers.

If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our endorsers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

The two class structure of our common stock has the effect of concentrating voting control with our founders; limiting the influence of other shareholders in corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. The holders of Class B common stock collectively hold approximately 96% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will have significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future. This concentrated voting control will limit Class A common stock holders’ ability to influence corporate matters and could adversely affect the price of our Class A common stock.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to express an opinion as to the effectiveness of our internal controls as will be required pursuant to the Sarbanes-Oxley Act, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act”, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this quarterly statement and in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

There is no public market for the company’s securities and no assurance can be given that one will ever develop.

The Company is an early stage public company. Our stock is not traded on an exchange or on the OTC Bulletin Board. Without a market for our shares, there is only a limited ability of a security holder to sell their securities, if any, as those transfers or sales would be made privately. Therefore, an investment in our common stock should be considered as totally illiquid, and investors are cautioned that they may not be able to liquidate their investment readily, or at all, when the need or desire to sell arises. Moreover, no assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell their shares.

We face risks related to compliance with corporate governance laws and financial reporting standards.

We anticipate that costs associated with our recently becoming public will add $150,000 of annual expenses in connection with professional, legal and accounting fees. Additionally, the Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission (SEC”) and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer and “emerging growth company” and, accordingly, are exempt from the requirements of 404b and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls. In the event we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

In addition to certain exemptions and scaled disclosure as a result of us being both a non-accelerated filer as well as a small reporting company, we are also considered an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. As a result of such designation, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an “emerging growth company.” If they do not, we may end up electing to comply with disclosure requirements as if we were not an “emerging growth company,” in which case we would incur the greater expenses associated with such disclosure requirements.

We will remain an “emerging growth company” until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenues of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework.

Our common stock is a “penny stock,” which makes it more difficult for our investors to sell their shares.

In the event a market for our comment stock develops, our common stock will most likely be a “penny stock” and subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The company does not intend to pay cash dividends on its common stock in the foreseeable future.

Any payment of cash dividends will depend upon the Company's financial condition, results of operations, and capital requirements and will be at the discretion of the Board of Directors. The Company does not anticipate paying cash dividends on its Class A common stock in the foreseeable future. Furthermore, the Company may incur additional indebtedness that may severely restrict or prohibit the payment of dividends. Since we do not anticipate paying dividends, any gains on an investment will need to come through an increase in the price of our Class A common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile in the event that a market ever develops.

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions contained below are a summary and qualified by the agreements, if applicable, included as Exhibits to this Quarterly Report. The following securities were issued during the six months ended June 30, 2012 in private offerings pursuant to the exemption from registration contained in Section 4(2) of the Securities Act and the rules promulgated thereunder:

•	During January & February of 2012, we sold approximately $473,158 of our Class A common shares at a price per share of $0.8111. As a result of the offering, we issued approximately 583,362 Class A common shares.

•	On February 1, 2012 we granted an aggregate of 180,000 restricted Class A common shares to a number of our employees, as partial compensation for the services rendered. The grants are were made pursuant to our 2012 Equity Compensation Plan (“Plan”), vest 1/3 per year over a period of three years with any unvested shares subject to forfeiture upon employees termination as a service provider, as that term is defined under the Plan.

•	On February 1, 2012, pursuant to the terms of our non-executive director compensation plan, we granted Marc Savis an option to purchase 15,000 shares of our class A common stock. The option was grant pursuant to our 2012 Equity Compensation Plan, has an exercise price of $0.8111 per share, is fully vested and has a term of five years.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SOCIAL REALITY, INC.

Date: August 20, 2012	/s/ Christopher Miglino
Chief Executive Officer, Chief Financial Officer

/s/ Erin DeRuggiero
Chief Operating Officer

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation		S-1	3.01	333-179151	1/24/12

3.02	Certificate of Correction		S-1	3.02	333-179151	1/24/12

3.03	Bylaws		S-1	3.03	333-179151	1/24/12

4.01	Specimen of Class A Common Stock certificate		S-1	4.01	333-179151	1/24/12

4.02**	2012 Equity Compensation Plan adopted on January 1, 2012		S-1	4.02	333-179151	1/24/12

4.03**	Form of 2012 Equity Compensation Plan Option Grant		S-1	4.03	333-179151	1/24/12

4.04**	Form of 2012 Equity Compensation Plan Restricted Stock Unit Grant (RSU)		S-1	4.04	333-179151	1/24/12

4.05**	Form of 2012 Equity Compensation Plan Restricted Stock Award (RSA)		S-1	4.05	333-179151	1/24/12

10.01**	Christopher Miglino Employment Agreement		S-1	10.01	333-179151	1/24/12

10.02**	Erin DeRuggiero Employment Agreement		S-1	10.02	333-179151	1/24/12

10.03**	Form of Proprietary Information, Inventions, And Confidentiality Agreement		S-1	10.03	333-179151	1/24/12

10.04**	Form of Indemnification Agreement		S-1	10.04	333-179151	1/24/12

10.05	Facebook’s Standard Platform Terms for Advertising Providers		S-1	10.05	333-179151	4/11/12

14.00	Code of Ethics		S-1/A	99.1	333-179151	6/4/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

