Form 10-Q/A
period 2012-06-30
SOCIAL REALITY
filed 2012-09-18
CIK 1538217

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment to Social Reality, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SOCIAL REALITY, INC.

Date: September 18, 2012	/s/ Christopher Miglino
Chief Executive Officer, Chief Financial Officer

/s/ Erin DeRuggiero
Chief Operating Officer

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation		S-1	3.01	333-179151	1/24/12

3.02	Certificate of Correction		S-1	3.02	333-179151	1/24/12

3.03	Bylaws		S-1	3.03	333-179151	1/24/12

4.01	Specimen of Class A Common Stock certificate		S-1	4.01	333-179151	1/24/12

4.02**	2012 Equity Compensation Plan adopted on January 1, 2012		S-1	4.02	333-179151	1/24/12

4.03**	Form of 2012 Equity Compensation Plan Option Grant		S-1	4.03	333-179151	1/24/12

4.04**	Form of 2012 Equity Compensation Plan Restricted Stock Unit Grant (RSU)		S-1	4.04	333-179151	1/24/12

4.05**	Form of 2012 Equity Compensation Plan Restricted Stock Award (RSA)		S-1	4.05	333-179151	1/24/12

10.01**	Christopher Miglino Employment Agreement		S-1	10.01	333-179151	1/24/12

10.02**	Erin DeRuggiero Employment Agreement		S-1	10.02	333-179151	1/24/12

10.03**	Form of Proprietary Information, Inventions, And Confidentiality Agreement		S-1	10.03	333-179151	1/24/12

10.04**	Form of Indemnification Agreement		S-1	10.04	333-179151	1/24/12

10.05	Facebook’s Standard Platform Terms for Advertising Providers		S-1	10.05	333-179151	4/11/12

14.00	Code of Ethics		S-1/A	99.1	333-179151	6/4/12
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*These exhibits were previously included or incorporated by reference in Social Reality Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***Furnished herein