Form 10-Q
period 2012-09-30
SOCIAL REALITY
filed 2012-11-21
CIK 1538217

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-179151

SOCIAL REALITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

225 Santa Monica Blvd., 6th Floor
Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 601-1145

Former Address of registrant

479 Rodeo Drive

      Beverly Hills, CA 90210

(Former Address)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.001 par value	3,912,129 shares outstanding as of November 14, 2012
Class B Common Stock $0.001 par value	9,000,000 shares outstanding as of November 14, 2012

Social Reality, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Predecessor)

Assets

Current assets:
Cash and cash equivalents	$84,105	$221,664
Accounts receivable, net of allowance for doubtful accounts
of $0	389,288	812,819
Prepaid expenses	154,459	117,727
Other current assets	5,000	5,200

Total current assets	632,852	1,157,410

Property and equipment, net of accumulated depreciation of $1,500 and $0	16,500	-

Other assets	3,555	-

Total assets	$652,907	$1,157,410

Liabilities and stockholders' (members') equity

Current liabilities:
Accounts payable and accrued expenses	$256,970	$435,216
Deferred income tax liability	109,000	-
Total current liabilities	365,970	435,216

Stockholders' (members') equity

Preferred stock, authorized 50,000,000 shares, $0.001 par value,
no shares issued and outstanding	-	-
Class A common stock, authorized 250,000,000 shares, $0.001 par value,
3,912,129 and no shares issued and outstanding, respectively	3,912	-
Class B common stock, authorized 9,000,000 shares, $0.001 par value,
9,000,000 and no shares issued and outstanding, respectively	9,000	-
Additional paid in capital	1,067,011	-
Accumulated deficit	(792,986)	-
Members' equity	-	722,194

Total stockholders' (members') equity	286,937	722,194

Total liabilities and stockholders' (members') equity	$652,907	$1,157,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC

CONDENSED STATEMENTS OF INCOME (LOSS)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
		(Predecessor)		(Predecessor)

Revenues	$242,799	$709,687	$1,073,214	$1,127,075
Cost of revenue	78,025	373,276	498,139	460,276

Gross profit	164,774	336,411	575,075	666,799

Operating expense	481,456	249,364	1,368,061	561,977

(Loss) Income from operations	(316,682)	87,047	(792,986)	104,822

Provision for income taxes	-	-	-	-

Net (loss) income	$(316,682)	$87,047	$(792,986)	$104,822

Net (loss) income per share,basic and diluted (2011 pro forma)	$(0.02)	$0.01	$(0.06)	$0.01

Weighted average shares outstanding (2011 pro forma)	12,912,129	12,328,767	12,819,481	12,328,767

Unaudited pro forma income tax information:

Net (loss) income (per above)	$(316,682)	$87,047	$(792,986)	$104,822

Unaudited pro forma provision for income taxes	-	29,969	-	33,971

Unaudited pro forma net (loss) income	$(316,682)	$57,078	$(792,986)	$70,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

JANUARY 1, 2012 TO SEPTEMBER 30, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	-	$-	$-	$-	$-

Contribution of member interests in Social Reality, LLC
in exchange for common stock	12,328,767	12,329	562,865	-	575,194

Sale of common stock for cash	583,362	583	472,376	-	472,959

Stock based compensation	-	-	31,770	-	31,770

Net loss	-	-	-	(792,986)	(792,986)

Balance, September 30, 2012	12,912,129	$12,912	$1,067,011	$(792,986)	$286,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Month Periods Ended September 30,
	2012	2011
		(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(792,986)	$104,822
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation	1,500	-
Amortization of stock based prepaid fees	49,089	29,476
Stock based compensation	31,770	-
Rent expense contibution by members	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	423,531	92,941
Prepaid expenses	(85,821)	(33,100)
Other current assets	200	(5,300)
Other assets	(3,555)	-
Accounts payable and accrued expenses	(178,246)	163,956
Customer prepayments	-	(40,000)
Deferred tax liability	(38,000)	-

Cash (used in) provided by operating activities	(592,518)	321,795

Cash flows from investing activities:
Purchase of equipment	(18,000)	-

Cash used by investing activities	(18,000)	-

Cash flows from financing activities:
Sale of common stock/member interest	472,959	100,000

Cash provided by financing activities	472,959	100,000

Net (decrease) increase in cash	(137,559)	421,795
Cash, beginning of period	221,664	11,262
Cash, end of period	$84,105	$433,057

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$38,000	$-

Non-cash financial activities:

Contribution of member interests (net assets) in Social Reality, LLC
in exchange for common stock	$575,194	$-
Member interests issued for services	-	176,678

 The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

We are headquartered in Santa Monica, California.

Basis of Presentation and Use of Estimates

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with U.S. GAAP. These interim financial statements as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any future period. All references to September 30, 2012 and 2011 in these footnotes are unaudited.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of September 30, 2012 or December 31, 2011. The Company usually does not require collateral.

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

At September 30, 2012, two customers accounted for more than 10% of the accounts receivable balance, for a total of 77% (of which $200,000, or 51%, is from a related party). For the nine months ended September 30, 2012 four customers accounted for 84% of total revenue (of which $200,000, or 19%, is from a related party). For the nine months ended September 30, 2011, four customers accounted for 70% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2012 and December 31, 2011 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Note 2 - Related Party Transactions

During the nine months ended September 30, 2011, the members of Social Reality conducted the Company’s operations from their personal residences. We have ascribed a value of $9,000 to rent expense for the use of these premises for 2011, with a corresponding credit to members’ equity.

During the three months ended September 30, 2012 we recorded revenue aggregating $200,000 from an entity controlled by a shareholder owning approximately 57% of our Class A common shares. This amount is included in accounts receivable at September 30, 2012.

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

On February 1, 2012 we granted an aggregate of 180,000 unvested shares to employees. The shares vest ratably over three years. We have valued the grants at $145,998, based on a fair value per share of $0.8111. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2012, we recorded $10,588 and $29,739, respectively, of compensation expense. Awards totaling 5,000 shares and 15,000 shares were forfeited during the three and nine months ended September 30, 2012, respectively.

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

On June 27, 2011, Social Reality, LLC issued a 3.34% non-voting, non-participating member interest as payment for legal services to be rendered. The interest has been valued at $59,010, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the estimated service period, July 1, 2011 to March 31, 2012. During the three months ended March 31, 2012 we have charged $19,670 to expense. We charged $19,670 to expense during the three and nine months ended September 30, 2011.

On June 27, 2011, Social Reality, LLC issued a 6.66% non-voting, non-participating member interest as payment for consulting services to be rendered. The interest has been valued at $117,668, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the service period, July 1, 2011 to June 30, 2014. During the three and nine months ended September 30, 2012 we have charged $9,807 and $29,419, respectively, to expense and the balance of $68,638 at September 30, 2012 is recorded as prepaid expense. We charged $9,806 to expense during the three and nine months ended September 30, 2011.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Summary of our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing: (i) the three and nine month periods ended September 30, 2012 to the comparable periods of 2011.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

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

Critical Accounting Policies

Our MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three and nine months ended September 30, 2012, as compared to those policies disclosed in the comparable period of 2011 and December 31, 2011 financial statements, except as disclosed in the notes to those financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue

Revenue totaled $242,799 for the three months ended September 30, 2012, compared to $709,687 in the same period of 2011, a decrease of $466,888 or 66%.

Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns which are recognized on a gross basis totaled $242,799 and $576,578 for 2012 and 2011, respectively. These revenues have decreased year over year as a result of a decrease in advertising from a few large advertising clients who have canceled or postponed their programs, as well as from the prolonged absence of certain key sales force personal. , We are in the process of preparing to launch at the beginning of 2013 a proprietary self-service social loyalty application in order to stabilize and enhance our revenue streams.

Revenues from our targeted online advertising campaigns and programs to brand advertisers and advertising agencies which are recognized on a net basis totaled $0 and $133,109 on a net basis for 2012 and 2011, respectively (based on gross billings of $0 and $170,253 for 2012 and 2011, respectively). Revenue from these net revenue sources has decreased as the nature of our advertising contracts has changed.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue totaled $78,025 for the three months ended September 30, 2012, compared to $373,276 in the same period of 2011, a decrease of $295,251 or 79%. Cost of revenue as a percent of revenue was 32% for the three months ended September 30, 2012 compared to 53% in the same period of 2011. The decrease in the cost of revenue as a percent of revenue is attributable to the change in the nature of the revenue earned in the particular periods. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 26% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance of our 2012 cost was attributable to labor costs and project and application design costs. Approximately 89% of our 2011 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Operating Expenses

Operating expense totaled $481,456 for the three months ended September 30, 2012, compared to $249,364 for the same period in 2011, an increase of $232,092 or 93%. Operating expenses as a percent of revenue was 198% for the three months ended September 30, 2012 compared to 35% in the same period of 2011. The increase in operating expenses as a percent of revenue is attributable to an increase in operating expenses and a decrease in revenue. Our operating expenses have increased year over year as we have grown our software development team to in connection with the development of a proprietary self-service social loyalty application. Of our primary operating expenses, compensation and related costs increased to approximately $235,000 in 2012 from approximately $129,000 in 2011, an increase of $106,000, or 82%. The increase results primarily from increased expenditures for sales and marketing activities. Professional fees and consulting expense were relatively flat, with a minor decrease to approximately $72,000 in 2012 from approximately $74,000 in 2011. Travel, entertainment and other marketing expenses increased to approximately $82,000 in 2012 from approximately $23,000 in 2011, an increase of $59,000, or 257%. We have experienced across-the-board increases in substantially all of our other operating expenses as our business has grown from year to year.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue totaled $1,073,214 for the nine months ended September 30, 2012, compared to $1,127,075 in the same period of 2011, a decrease of $53,861 or 5%. While our revenues for the year over year are almost flat we have seen a decrease in activity in the later part of the year as a few large advertising clients have canceled or postponed their programs in 2012, as well as from the absence of certain key sales force personal.

Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns which are recognized on a gross basis totaled $1,067,633 and $721,578 for 2012 and 2011, respectively. These revenues have increased year over year as we have expanded our sales and marketing efforts and as our services and expertise have become more widely known among advertisers and their agencies.

Revenues from our targeted online advertising campaigns and programs to brand advertisers and advertising agencies which are recognized on a net basis totaled $5,581 and $405,497 on a net basis for 2012 and 2011, respectively (based on gross billings of $11,732 and $750,981 for 2012 and 2011, respectively). Revenue from these net revenue sources has decreased as the nature of our advertising contracts has changed.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue totaled $498,139 for the nine months ended September 30, 2012, compared to $460,276 in the same period of 2011, an increase of $37,863 or 8%. Cost of revenue as a percent of revenue was 46% for the nine months ended September 30, 2012 compared to 41% in the same period of 2011. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 74% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance of our 2012 cost was attributable to labor costs and project and application design costs. Approximately 85% of our 2011 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Operating Expenses

Operating expense totaled $1,368,061 for the nine months ended September 30, 2012, compared to $561,977 for the same period in 2011, an increase of $806,084 or 143%. Operating expenses as a percent of revenue was 127% for the nine months ended September 30, 2012 compared to 50% in the same period of 2011. Our operating expenses have increased year over year as our business has grown and as we pursue our business plan for growth in the future. Our primary increase has been in our continued investment in our software development team in connection with the development of a proprietary self-service social loyalty application. Of our primary operating expenses, compensation and related costs increased to approximately $678,000 in 2012 from approximately $301,000 in 2011, an increase of $377,000, or 125%. The increase results primarily from increased expenditures for sales and marketing activities. Professional fees and consulting expense increased to approximately $206,000 in 2012 from approximately $98,000 in 2011, an increase of $108,000, or 110%. This increase results primarily from fees incurred in connection with the registration of our common stock for public resale. Travel, entertainment and other marketing expenses increased to approximately $225,000 in 2012 from approximately $90,000 in 2011, an increase of $135,000, or 150%. We have experienced across-the-board increases in substantially all of our other operating expenses as our business has grown from year to year.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth.

Liquidity and Capital Resources

Our principal sources of operating capital have been cash flow from operations, along with equity financings. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we sold approximately $473,000, and $300,000, respectively, of our equity securities. We are in the early stages of the implementation of our business growth strategy and may require additional financing in order to accelerate our growth. Based on our current expansion plans, we no longer generate enough cash to fund our operations. Based on our estimates and current business plan, we anticipate burning approximately $80,000 per month of cash in excess of cash provided by our operations. Accordingly, in order to continue to execute our growth strategy, we will need to either significantly increase our revenue, or secure additional financing of approximately $1 million. Such financing may come in the form of either equity or debt financing or a combination of both. The issuance by us of any additional equity securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. The use of debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. As of September 30, 2012 we had approximately $84,000 in cash and cash equivalents and a working capital surplus of $266,882.

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

Comparison of nine months ended September 30, 2012 and 2011

Net Cash (Used in) Provided by Operating Activities

We used $592,518 in cash for our operating activities during the nine months ended September 30, 2012, compared to generating $321,795 in cash from our operating activities for the nine months ended September 30, 2011. The decrease in cash from operating activities was primarily attributable to a net loss for the nine months ended September 30, 2012, compared to net income for the comparable period of 2011.

Net Cash Used by Investing Activities

We used $18,000 for the purchase of furniture and equipment during the nine months ended September 30, 2012, with no expenditures during the nine months ended September 30, 2011.

Net Cash Provided by Financing Activities

We received $472,959 in cash from financing activities during the nine months ended September 30, 2012 from the sale of equity interests, with $100,000 received from the sale of equity interests during the nine months ended September 30, 2011.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the Company’s limited resources and a limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

As a result of the implementation of our growth strategy, our monthly cash burn rate is approximately $80,000 in excess of cash generated from our operations. Accordingly, we will require up to $1million of additional debt and/or equity financing in order to pursue our growth strategy during the next 12 months. Given our limited operating history there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our growth plans or cease our operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. If we are not able to secure additional financing, we will not be able to grow our business as planned, we may have difficulty establishing a competitive position in our industry and we may need to materially reduce operations or change our business model. The occurrence of such events will have a materially adverse effect on our financial performance and the prospects of our business.

In the event of additional financings, our shareholders will be subject to additional dilution.

The issuance of common or preferred stock in connection with a future financing will result in a decrease of stockholders percentage ownership of the Company. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 250,000,000 shares of Class A and 9,000,000 shares of Class B common stock and 50,000,000 shares of preferred stock. Currently we have 3,912,129 shares of Class A common stock, 9,000,000 shares of Class B common stock and no shares of preferred stock issued and outstanding. Additionally, we have 9,000,000 shares of Class A common stock reserved for issuance upon conversion of our Class B common shares, 165,000 restricted Class A common shares reserved for issuance to employees and consultants pursuant to grants made from our 2012 Equity Compensation Plan (“Plan”), 15,000 shares of Class A common stock reserved for issuance upon the exercise of outstanding options under the Plan, and 2,820,000 shares of Class A common stock reserved for future issuances under the Plan. Accordingly, we can issue an additional 234,087,871 shares of Class A common stock and 50,000,000 shares of blank check preferred stock without the approval or consent of the our stockholders.

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

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in the amount of available advertising space, or views, on our networks;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising and services; for example, the amount of advertising and services sold at higher rates rather than lower rates;

•	fluctuations in the cost of online advertising;

•	seasonal patterns in Internet advertisers' spending;

•	changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•	changes in the regulatory environment, including regulation of advertising on the Internet, that may negatively impact our marketing practices;

•	fluctuations in levels of professional services fees or the incurrence of non-recurring costs; and

•	deterioration in the credit quality of our accounts receivable and an increase in the related provision.

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

The Company is an early stage public company. Although our Class A shares recently became quoted on the OTC Bulletin Board, we do not consider that a public market for our securities exists do to the lack of liquidity and absence of trading. Without a market for our shares, there is only a limited ability of a security holder to sell their securities, if any, as those transfers or sales would be made privately. Therefore, an investment in our common stock should be considered as totally illiquid, and investors are cautioned that they may not be able to liquidate their investment readily, or at all, when the need or desire to sell arises. Moreover, no assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The descriptions contained below are a summary and qualified by the agreements, if applicable, included as Exhibits to this Quarterly Report. The following securities were issued during the nine months ended September 30, 2012 in private offerings pursuant to the exemption from registration contained in Section 4(2) of the Securities Act and the rules promulgated thereunder:

•	During January & February of 2012, we sold approximately $472,959 of our Class A common shares at a price per share of $0.8111. As a result of the offering, we issued approximately 583,362 Class A common shares.

•	On February 1, 2012 we granted an aggregate of 180,000 restricted Class A common shares to a number of our employees, as partial compensation for the services rendered. The grants are were made pursuant to our 2012 Equity Compensation Plan (“Plan”), vest 1/3 per year over a period of three years with any unvested shares subject to forfeiture upon employees termination as a service provider, as that term is defined under the Plan.

•	On February 1, 2012, pursuant to the terms of our non-executive director compensation plan, we granted Marc Savis, one of our directors, an option to purchase 15,000 shares of our class A common stock. The option was grant pursuant to our 2012 Equity Compensation Plan, has an exercise price of $0.8111 per share, is fully vested and has a term of five years.

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

SOCIAL REALITY, INC.

Date: November 21, 2012	/s/ Christopher Miglino
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

 *Filed herein

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***Furnished herein

