Form 10-K
period 2012-12-31
SOCIAL REALITY
filed 2013-04-01
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 333-179151

SOCIAL REALITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Santa Monica Blvd., Sixth Floor, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(323) 601-1145

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,067,804 shares of Class A common stock and 9,000,000 shares of Class B common stock are issued and outstanding as of March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our declining revenues and net loss,
•	our working capital deficit and the going concern qualification by our auditors on our 2012 financial statements,
•	our limited operating history,
•	the terms of recent debt financing,
•	the possible need to raise additional capital and potential dilution to our stockholders,
•	our reliance on our relationship with Facebook,
•	our dependent on a limited number of customers,
•	possible declines in Internet advertising,
•	our relationships with our publishers,
•	our ability to sufficiently protect our intellectual property,
•	our ability to effectively compete,
•	the dependence on our executives and the terms of the employment agreements with those executives,
•	the adverse impact of system failures,
•	existing or new government regulation,
•	challenges as a new public company and the requirement to comply with Federal securities laws,
•	the anti-takeover provisions of the Delaware statutes which may not be beneficial to our stockholders,
•	the terms of our Class B common stock,
•	the application of penny stock rules to market transactions in our Class A common stock, and
•	the implications of our status as an emerging growth company.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation. In addition, “2012” refers to the year ended December 31, 2012, “2011” refers to the year ended December 31, 2011 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialreality.com or www.groupad.com is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We develop and sell targeted and measurable social media advertising campaigns and programs to brand advertisers and digital advertising agencies. We deliver these programs across multiple third party Facebook applications and high traffic, targeted websites. These programs generate quantifiable engagement for clients, thereby driving revenue and increased brand recognition. We also develop custom Facebook applications to help grow our customer’s social media presence and drive engagement for their brands. We have also developed a self-service Facebook application platform that allows brands to select from a number of pre-created applications and launch these applications on their Facebook page or on their websites.

Our campaigns

The campaigns which we develop use pre-existing social networks such as Facebook to reach a portion of those networks’ more than 800 million monthly active users, in order to increase brand awareness for our customers. Our campaigns are targeted across a number of channels, including:

• social good including Facebook applications and sites focused around causes and philanthropy,

• social gaming including leading social game apps and websites, and

• lifestyle such as music and entertainment properties.

At the core of our campaigns is the engagement of the user with our brand advertiser. We feel that these campaigns and programs provide a more effective communication with the consumer. Participants in our campaigns are asked to take active participation or “engage” in an activity. An example of this is a brand that requests a user to watch a video in exchange for a donation to a non-profit organization as well as share that video with their friends through their social network. We believe that these types of campaigns results in a more comprehensive engagement between the brand and the consumer which ultimately results in greater brand awareness. Participants in our campaigns do not receive any cash compensation but may receive other incentives such as social recognition for participating in the campaign or the ability to enter a sweepstakes.

How we market our products and services

We market our services through our in house sales team, which is divided into two distinct activities. One group is responsible for brand advertisers and the other is responsible for publisher acquisition and management. We market our services on industry related websites and blogs. We also have an in house marketing that is focused on social media, public relations (PR), industry events and the creation of white papers.

Our publisher partners

We do not generate our own media inventory nor do we currently own or operate websites that drive traffic to our marketing campaigns. We rely on our publishing partners to provide the media inventory that we sell and use to promote our marketing campaigns as well as assist in driving user traffic to these campaigns. We target publishers with over 2 million monthly active users, which we refer to as MAUs, and also with specific demographic profiles that are of interest to our advertising partners. In the aggregate, our publishing partners represent approximately 500 million MAUs. As part of our growth strategy, we are consistently adding new publishing partners that fit within these guidelines.

We compensate our publishers either on a cost per thousand, or CPM, basis and/or cost per engagement, or CPE, basis. Under the CPM structure, our publishers get paid a specified amount of money for every time banner advertisement related to one of our campaigns appears on their website or Facebook application. Under the CPE structure, our publishers get paid a specific amount of money every time a user engages in a specific activity such as watching a video. In selecting our publishing partners, we focus on traffic and qualified demographics.

Our customers

We sell our services to direct marketers, brand advertisers and advertising agencies that service these brands. We assist these customers with establishing, managing and/or expanding their presence on social media sites and Facebook applications. The services which we offer our customers include conceptualization of social media campaigns, the implementation and management of these campaigns and the underlying reporting needed to measure the success of the campaign. We also provide distribution of the campaigns we create through our publishing partners. In connection with these activities, we measure the effectiveness of the campaigns through a variety of predefined key performance indicators, or KPI, of each individual program. We also assist in managing and optimizing these campaigns by consistently monitoring the KPI in relation to each of our publishing partners sites in order to achieve the greatest value for our advertisers. Our advertisers typically retain our services on a campaign by campaign basis.

How we derive revenues

We derive our revenue from the:

•	development and management of social media marketing campaigns and programs, including the building of custom applications to be used in connection with the campaigns; and
•	sales of media on our publishing partner websites and applications.

Developing and managing social media marketing campaign

We develop and manage social media marketing campaigns for our advertising customers. These services are provided on a campaign by campaign basis. Compensation for these services is paid by our advertising customers and is comprised of a flat fee for the building, management and monitoring of the application/campaign and in some instances, we will also be compensated on a CPM or CPE basis by such advertiser.

Sales of media on our publishing partners websites and applications

We sell the media and advertising inventory of our publishing partners’ websites and applications. Compensation for these services is paid by our advertising customer on a CPM or CPE basis.

Examples of our services, marketing campaigns and programs

Traditional banner

We sell banner advertising in two fashions. The first is direct sales to our publishing partner websites. The second is through Real Time Bidding (RTB) through the Social Reality Ad Exchange (SRAX). In direct sales we deliver specific inventory from our publishing partners to specific advertisers and or their agencies. On the SRAX we fill inventory on our partner sites from a number of networks that are bidding for inventory on our partner sites in real time.

Social engagement ads

We create social engagement ads that drive traffic and engagement for brand advertisers. We work with large advertising agencies and brands to strategize on the programs and their implementation. We have created a number of social engagement ads for our clients.

Video

Our video solution provides brands the ability to deliver a video that is wrapped in a banner. The user is encouraged to watch the video in exchange for a donation to a nonprofit organization or an entry into a contest. This video unit is then placed on our partner sites or in their Facebook applications.

Voting and taking activities

Other engagement ads go beyond just watching a video and ask users to participate in some form of activity such as voting, selecting or engaging in a game activity. Brands select this option to encourage engagement around a specific program that they are launching.

Custom Build

Our services in this area include social engagement strategy, graphical development, software development, nonprofit or charity reward incentives, moderation and management of the app build or program. We work with both brands and advertising agencies on these custom projects. Each application is unique to the brand and we work with the agency or the brand to create the application and the elements of the program that will help to make the program “go viral,” meaning that the content is rapidly spread by being frequently shared with a number of individuals.

Our competition

The creation of viral marketing programs is a very competitive space and there are many companies that are looking to capitalize on the growth of social media and the success of Facebook. Competition is from both large and small companies who are well funded, as well as from start-up companies. While there are many app developers and external sales teams looking to represent Facebook applications and publisher media, very few focus on social gaming, social good and lifestyle channels. Our experience with nonprofit partners sets us apart from the pack, offering clients, agencies and brands a level of expertise driving charity fueled engagement that is unmatched in our industry.

Our intellectual property

We have registered the trademark Social Reality® with the U.S. Patent and Trademark Office and have an application pending for the trademark Groupad™. In May 2011 we purchased the Internet domain name www.groupad.com and in April 2012 we filed for the Federal trademark application. On March 5, 2013 we received correspondence from a major daily coupon site advising of its intent to object to our trademark application, and on March 18, 2013 an opposition to our trademark applicable was filed by this company with the U.S. Patent and Trademark Office. While we believe that we have the right to obtain the trademark registration, there are no assurances we will be granted the trademark application.

We also currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.

In addition to www.socialreality.com and www.groupad.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Government regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission (FTC), the Federal Communications Commission (FCC) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising on October 5, 2009. These Guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view adds or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with the Guides may be damaging to our business. We are currently do not take any steps to monitor compliance with the Guides. In the event of a violation, the FTC could potentially identify a violation of the Guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of user data. Any failure by us to comply with these privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

We generally only receive user data authorized through the Facebook user API. Access to such information, in addition to being limited in scope by Facebook policies and procedures, requires the affirmative authorization of the participating user, as stipulated by Facebook. In the event of a campaign, we post a privacy policy and user agreement, which describe the practices concerning the use, transmission and disclosure of member data in connection with such campaign. Any failure by us to comply with our privacy policy and user agreement could result in proceedings against us by users, customers, governmental authorities or others, which could harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this Act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The CARD Act, as well as the laws of most states, contains provisions governing product terms and conditions of gift cards, gift certificates, stored value or prepaid cards or coupons. The CARD Act and its implementing regulations concerning prepaid cards located in Regulation E are administered by the Consumer Financial Protection Bureau (CFPB), which was formed as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act.

Our users communicate across social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The FTC is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading email header information;
•	prohibiting the use of deceptive subject lines;
•	ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;
•	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

The CAN-SPAM Act preempts most state restrictions specific to email marketing. However, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email senders who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

With respect to text message campaigns, for example, the CAN-SPAM Act and regulations implemented by the U.S. Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent.

We, our users and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business.

If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our users or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Employees

As of March 15, 2013, we had 11 full time employees.   In addition, we also had 11 independent contractors who are performing computer programming design services for us in Mexicali, Mexico under the terms of an agreement.  In July 2012 we entered into an agreement with a third party provider to provide us with professional or skilled labor which meets the qualifications we specify.  We are obligated to pay the provider an amount equal to the applicable hourly or daily rate of the independent contractor, up to the maximum rates we have specified, for the hours or days, as the case may be, actually worked by the independent contractor.  Under the terms of the agreement, we agreed to reimburse the provider for actual expenses it incurs in providing these services to us.  The agreement, which contains confidentiality and invention assignment provisions which extend to the provider and the independent contractor, as well as indemnification to us by the provider, may be terminated by either party upon 30 days’ notice or by our company, upon five days’ notice, should certain events occur, such as assignment of the agreement by the provider, a change of control of the provider or if the provider ceases to operate its business.

Corporate Information

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May, 2010. Upon the conversion, we changed our name to Social Reality, Inc.

ITEM 1.A RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATING TO OUR BUSINESS AND BUSINESS MODEL

Our revenues declined 2012 from 2011 and we reported a net loss. There are no assurances we will be able to increase our revenues, stabilize our operating expenses or report profitable operations in future periods.

Our revenues declined 38% in 2012 from 2011, and our gross margin was 44% as compared to 52% in 2011. In addition, our operating expenses increased 86% in 2012 from 2011. The decrease in revenue resulted primarily from a few large advertising clients canceling or postponing their advertising programs, as well as from the temporary disruption of time spent by our chief marketing officer on sale efforts due to personal matters. Although our chief marketing officer has resumed devoting her full time and attention to our company, and we reasonably believe our revenues will increase in 2013 from 2012, there are no assurances we are correct or that we will be able to return to profitability in 2013 or beyond.

We have a working capital deficit at December 31, 2012 and our auditors have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have a working capital deficit of $40,415 at December 31, 2012, incurred a loss of $1,258,859 for the year ended December 31, 2012 and have an accumulated deficit of $1,258,859 at December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have a limited operating history.

Our limited operating history means that there is a high degree of uncertainty in our ability to execute our business plan, obtain customers and create new products and services, respond to competition or operate the business, as management has not previously undertaken such actions as a company. Our inability to achieve any of the foregoing, could materially and adversely affect our business.

Additional financing may be necessary for the implantation of our growth strategy.

We may require up to $2,000,000 of additional debt and/or equity financing pursuing our growth strategy during the next 12 months. Given our limited operating history there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our growth plans or cease our operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing stockholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. If we are not able to secure additional financing, we will not be able to grow our business as planned, we may have difficulty establishing a competitive position in our industry and we may need to materially reduce operations or change our business model. The occurrence of such events will have a materially adverse effect on our financial performance and the prospects of our business.

The terms of a recent debt financing will make it more difficult for us to raise capital in future periods and may restrict our ability to enter into certain transactions.

In February 2013 we entered into a senior secured revolving credit facility agreement with TCA Global Credit Master Fund, LP to borrow up to $5,000,000 for working capital purposes. A total of $300,000 was funded at the initial closing and in connection with the credit facility we granted the lender a security interest in substantially all of our assets. Should we default under the payment terms of the initial note, which matures in August 2013 with a renewal option for an additional six months so long as no event of default has occurred, the convertible note is convertible at the option of the lender into shares of our Class A common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of our common stock during the five trading days immediately prior to such applicable conversion date. In no event, however, can the holder convert the note into more than 4.9% of the company’s issued and outstanding shares. The conversion terms of the note may make it more difficult for us to enter into favorable financing transactions in future periods. The credit agreement also imposes certain restrictions on our ability to engage in certain transactions while the note is outstanding which may adversely impact our ability to take certain actions in the best interests of our stockholders.

In the event of additional financings, our stockholders will be subject to additional dilution.

The issuance of common or preferred stock in connection with a future financing will result in a decrease of stockholders percentage ownership of our company. Our board of directors has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 250,000,000 shares of Class A common stock and 9,000,000 shares of Class B common stock and 50,000,000 shares of preferred stock. As of March 15, 2013 we have 4,067,804 shares of Class A common stock, 9,000,000 shares of Class B common stock and 0 shares of preferred stock issued and outstanding. Additionally, we have 9,000,000 shares of Class A common stock reserved for issuance upon conversion of our Class B common shares, 175,001 restricted Class A common shares reserved for issuance to employees and consultants pursuant to grants made from our 2012 Equity Compensation Plan, 133,500 shares of Class A common stock reserved for issuance upon the exercise of outstanding options under the our 2012 Equity Compensation Plan, and 2,639,834 shares of Class A common stock reserved for future issuances under the plan. Accordingly, we can issue an additional 233,983,861 shares of Class A common stock and 50,000,000 shares of blank check preferred stock without the approval or consent of the our stockholders.

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

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform. Facebook reserve the right to change these terms and conditions at any time. Our business would be harmed if Facebook:

•	discontinues or limits access to its platform by us and other application developers;
•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;
•	establishes more favorable relationships with one or more of our competitors; or
•	develops its own competitive offerings.

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

The creation and management of social media marketing campaigns is relatively new. As a result, a majority of our revenue has come from test marketing campaigns or one off promotions. Our growth depends on our ability to develop and manage ongoing and recurring marketing and promotional campaigns. For 2012, four customers accounted for 81% of our revenues, including one related party customer that represented 18% of our 2012 revenues. If we do not successfully attract and retain a significant number of recurring customers, our market share, reputation and financial results will be harmed.

There are no assurances we will be able to report profitability in future periods.

While we reported net income of $6,717 in 2011, we reported a net loss of $1,258,859 in 2012. This net loss is primarily attributable to a decline in revenues and margins coupled with a significant increase in operating expenses. There are no assurances that our revenues and margins will return to historical levels or that we will be able to control our operating expenses. We face risks that could prevent us from achieving our profitability levels in future periods. These risks include, but are not limited to, our ability to:

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

We do not generate our own media inventory. Accordingly, we are dependent on our publishing partners to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. These relationships are based on both written agreements and project by project orders. Our growth depends, in part, on our ability to expand and maintain our publisher relationship within our network and to have access to new sources of advertising inventory such as new partner websites and Facebook that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for our products and services, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer cost-per click, or CPC, pay-per-click and CPE services. We compete in the performance-based marketing segment with CPE and CPA performance-based companies, and with other large Internet display advertising networks. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

We depend on key personnel, the loss of whom could harm our business.

Our success depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of our company, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability. Although we have entered into employment agreements with key management, there can be no assurance that these individuals will continue to provide services to us. Generally, a voluntary or involuntary termination of employment could have a materially adverse effect on our business.

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

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the FTC, the FCC and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The CAN-SPAM Act establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails, and someone who initiates commercial emails, to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. We, our web publishing partners and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business, including by eliminating the option for endorsers to send messages containing our advertisers’ messages. Additionally, some of our users may be entered into sweepstakes for participating in our campaigns. If this is deemed to be compensation under applicable laws, we may have to change such marketing campaigns which could decrease their effectiveness and, accordingly, their value to our customers. If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our endorsers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Beginning at our year ending December 31, 2013 we will be required to conduct an annual evaluation of the sufficiency of our internal control over financial reporting. If we are unable to maintain adequate internal controls for financial reporting in the future, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

As a newly public company, we face risks related to compliance with corporate governance laws and financial reporting standards.

We anticipate that costs associated with becoming public will add $150,000 of annual expenses in connection with professional, legal and accounting fees. Additionally, the Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board (PCAOB), require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, will materially increase our legal and financial compliance costs and make some activities more time-consuming and more burdensome. In addition to certain exemptions and scaled disclosure as a result of our company being a smaller reporting company, we are also considered an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. As a result of such designation, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an “emerging growth company.” If they do not, we may end up electing to comply with disclosure requirements as if we were not an “emerging growth company,” in which case we would incur the greater expenses associated with such disclosure requirements.

We will remain an “emerging growth company” for up to five years after the completion of our 2012 offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenues of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile in the event that a market ever develops. In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

RISK RELATED TO OUR SECURITIES

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

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions;
•	fluctuations in demand for our advertising solutions or changes in customer contracts;
•	fluctuations in the amount of available advertising space, or views, on our networks;
•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising and services; for example, the amount of advertising and services sold at higher rates rather than lower rates;
•	fluctuations in the cost of online advertising;
•	seasonal patterns in Internet advertisers' spending;
•	changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;
•	changes in the regulatory environment, including regulation of advertising on the Internet, that may negatively impact our marketing practices;
•	fluctuations in levels of professional services fees or the incurrence of non-recurring costs; or
•	deterioration in the credit quality of our accounts receivable and an increase in the related provision;

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

The two class structure of our common stock has the effect of concentrating voting control with our founders; this will limit your ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock being registered in this prospectus, has one vote per share. The holders of Class B common stock who are our executive officers collectively hold approximately 96% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will have significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the price of our Class A common stock.

Our common stock is a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is considered a “penny stock” and is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose common stock is not listed on and exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our principal executive offices which occupy approximately 1,000 square feet from an unrelated third party under a sublease expiring on December 31, 2013. Under the terms of this sublease, we pay an annual base rental of $42,000 and are required to pay our share of certain additional expenses, including utility and janitorial expenses, taxes, insurance and maintenance. We did not have an option to extend this sublease upon termination and we have received notice from the lessor that they are terminating the lease in May 2013. We expect to relocate to comparable office facilities in the same building upon similar terms and conditions.

We also lease approximately 300 square feet of office space in Minneapolis, MN used by our chief marketing officer under a lease expiring on January 31, 2014. We may an annual base rental under this lease agreement of $7,860.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock has been quoted in the OTC Bulletin Board since October 17, 2012 under the symbol “SCRI”. Our Class A common stock is thinly traded. The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2012
Fourth quarter ended December 31, 2012	$1.19	$1.00

The last sale price of our Class A common stock as reported on the OTC Bulletin Board on February 21, 2013, the last day a sale of our Class A common stock was reported, was $1.00 per share. As of March 15, 2013, there were approximately 47 record owners of our Class A common stock.

Dividend policy

We have never paid cash dividends on our Class A common stock or our Class B common stock. Payment of dividends will be within the sole discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent sales of unregistered securities

During January 2013 we issued 5,000 shares of common stock valued at $5,000 as payment for legal services. The recipient was an accredited or otherwise sophisticated investor who had access to information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During February 2013 we issued 51,665 shares of common stock to four individuals, including two employees and two advisors, one of whom is also a principal stockholder of our company, upon the vesting of common stock awards granted under our 2012 Equity Compensation Plan. The recipients were accredited or otherwise sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

During January 2013 we granted an aggregate of 50,000 common stock awards under our 2012 Equity Compensation Plan to two employees. The shares will vest upon the one year anniversary of the grant date. The recipients were accredited or otherwise sophisticated investor who had access to information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During January 2013 we granted an aggregate of 106,500 common stock options under our 2012 Equity Compensation Plan to three employees. The options will vest ratable over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. The recipients were accredited or otherwise sophisticated investors who had access to information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During February 2013 we granted 12,000 common stock options under our 2012 Equity Compensation Plan to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years. The recipient was an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Summary of our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing 2012 to 2011.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

Overview

We develop and sell social media advertising campaigns and programs to brand advertisers and digital advertising agencies. Our Company delivers these programs across third party social networks, applications and targeted websites such as Facebook.

We derive our revenue from:

•	the development and management of social media marketing campaigns and programs;

•	the sales of media on our partner websites and applications, and

•	building custom applications for our partners in connection with such campaigns.

We market our services through our in house sales team to two distinct customer bases which are online publishers and direct marketers and brand advertisers and advertising agencies that service these brands. The value propositions that we offer direct marketers, brand advertisers and the advertising agencies are the creation of social media programs that leverage the power of engagement through peer to peer referral to drive tangible results.

Going Concern

We reported a net loss of $1.26 million for 2012, we have an accumulated deficit of $1,258,859 since inception through December 31, 2012 and we have a deficit in working capital of $40,415 at December 31, 2012. The report of our independent registered public accounting firm on our financial statements for 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based on our 2012 loss and deficit in working capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Revenues

Revenues totaled $1,119,281 for 2012 compared to $1,802,963 for 2011, a decrease of $683,682, or 38%. Included in revenues for 2012 were revenues of $200,000, representing approximately 18% of our total revenues, which are attributable to sales to a related party. We experienced a decrease in revenue and sales activity in the later part of the year as a few large advertising clients canceled or postponed their programs in 2012, as well as from the temporary disruption of time spent by our chief marketing officer on sale efforts due to personal matters.

Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns which are recognized on a gross basis totaled $1,113,700 and $1,160,579 for 2012 and 2011, respectively. These revenues have decreased year over year due to the factors reported in the previous paragraph. Absent these adverse factors, we expect that future sales will grow, as we have expanded our sales and marketing efforts and as our services and expertise become more widely known among advertisers and their agencies.

Revenues from our targeted online advertising campaigns and programs to brand advertisers and advertising agencies which are recognized on a net basis totaled $5,581 and $642,384 on a net basis for 2012 and 2011, respectively (based on gross billings of $11,732 and $1,080,140 for 2012 and 2011, respectively). Revenue from these net revenue sources has decreased as the nature of our advertising contracts has changed.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue totaled $627,362 for 2012 compared to $856,519 for 2011, a decrease of $229,157 or 27%. Cost of revenue as a percent of revenue was 56% for 2012 compared to 48% for 2011. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 53% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance of our 2012 cost was attributable to labor costs and project and application design costs. Approximately 86% of our 2011 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Operating Expenses

Operating expense totaled $1,750,778 for 2012 compared to $939,727 for 2011, an increase of $811,051 or 86%. Operating expenses as a percent of revenues were 156% for 2012 compared to 52% for 2011. Our operating expenses have increased year over year as our business has grown and as we pursue our business plan for growth in the future. Our primary increase has been in our continued investment in our software development team in connection with the development of a proprietary self-service social loyalty application. Of our primary operating expenses, compensation and related costs increased to approximately $808,000 in 2012 from approximately $394,000 in 2011, an increase of $414,000, or 105%. The increase results primarily from increased expenditures for sales and marketing activities. Professional fees and consulting expense increased to approximately $243,000 in 2012 from approximately $213,000 in 2011, an increase of $30,000, or 14%. This increase results primarily from fees incurred in connection with the registration of our common stock for public resale. Travel, entertainment and other marketing expenses increased to approximately $287,000 in 2012 from approximately $150,000 in 2011, an increase of $137,000, or 91%. We have experienced across-the-board increases in substantially all of our other operating expenses as our business has grown from year to year. We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth.

Liquidity and Capital Resources

Our principal sources of operating capital have been cash flow from operations, along with equity financings. During 2012 and 2011, we sold approximately $473,000, and $300,000, respectively, of our equity securities. We are in the early stages of the implementation of our business growth strategy and may require additional financing in order to accelerate our growth. Based on our current expansion plans, we no longer generate enough cash to fund our operations and our working capital is not sufficient for our needs for the next 12 months. Based on our estimates and current business plan, we anticipate expenses of approximately $80,000 per month of cash in excess of cash provided by our operations. Accordingly, in order to continue to execute our growth strategy, we will need to either significantly increase our revenue, or secure additional financing of approximately $2 million. Such financing may come in the form of either equity or debt financing or a combination of both. The issuance by us of any additional equity securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing stockholders and may reduce the price of our common stock. The use of debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations. As of December 31, 2012 we had approximately $106,000 in cash and cash equivalents and a working capital deficit of $40,415.

During January, 2012 we completed the offering of approximately 460,000 of our Class A common shares at a price per share of $0.8111. As a result of the offering, we received proceeds of approximately $373,000. During February, 2012 we received $100,000 pursuant to a subscription agreement with a current stockholder and we issued 123,290 shares of our Class A common shares in May 2012 at a price per share of $0.8111.

Net Cash (Used in) Provided by Operating Activities

We used $570,636 in cash for our operating activities during 2012 compared to generating $20,402 in cash from our operating activities for 2011. The decrease in cash from operating activities was primarily attributable to a net loss for the year ended December 31, 2012, compared to net income for the comparable period of 2011.

Net Cash Used by Investing Activities

We used $18,000 for the purchase of furniture and equipment during 2012, with no expenditures during 2011.

Net Cash Provided by Financing Activities

We received $472,959 in cash from financing activities during 2012 from the sale of equity interests, with $300,000 received from the sale of equity interests during 2011. We also made distributions to members aggregating $110,000 in 2011.

Recent financing transaction

Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement with TCA Global Credit Master Fund, LP. Pursuant to the credit agreement, lender agreed to loan up to $5,000,000 for working capital purposes. A total of $300,000 was funded in connection with the closing. The amounts borrowed pursuant to the credit agreement are evidenced by a revolving promissory note, the repayment of which is secured by a security agreement which grants the lender a security interest in substantially all of our assets. The initial revolving note in the amount of $300,000 is due and payable along with interest thereon on August 22, 2013, unless extended an additional six months so long as no event of default has occurred, and bears interest at the rate of 18% per annum.

Additionally, upon the occurrence of an event of default, as defined in the credit agreement or the revolving note, lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the revolving note into shares of our Class A common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of our common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion.

We also agreed to pay lender various fees during the term of the credit agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the credit agreement) due each quarter that the credit agreement is outstanding, a commitment fee of 4% of the revolving loan commitment and 2% of any increase in the amount thereof, other associated fees as more fully disclosed in the credit agreement. We also paid lender due diligence and document review fees of $22,500 in connection with the closing. In total, we paid $57,150 in fees, expenses and closing costs, and netted $242,850 in connection with the execution of the credit agreement. We are using these funds for working capital.

We also agreed to pay lender a fee of $100,000, payable in the form of 99,010 shares of our Class A common stock. In the event that these shares are sold for less than $100,000, we agreed to pay the lender the balance of $100,000 less the amount of proceeds from the sale, or alternatively issue additional shares in an amount as to reach the $100,000 aggregate.

The credit agreement imposes certain restrictions on our company, including on our ability to:

•	incur any funded indebtedness (as defined in the credit agreement),
•	incur liens,
•	make investments,
•	permit a change in control (as defined in the credit agreement) or dispose of all or substantially all of our assets,
•	make capital expenditures not in the ordinary course of our business,
•	make distributions to our stockholders,
•	engage in any line of business other than the business engaged in on the date of the credit agreement and businesses reasonably related thereto, and
•	enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to us than it would obtain in an arm-length's basis with a non-affiliate.

Each of these restrictions is subject to certain exceptions, as specified in the credit agreement.

Critical accounting policies

Our MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. Note 1 of the Notes to Financial Statements appearing elsewhere in this report describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during 2012, as compared to those policies disclosed in 2011 financial statements, except as disclosed in the notes to those financial statements.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective. As a newly public company, we are still in the process of formally adopting comprehensive policies to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We expect to complete the adoption of these comprehensive policies during 2013 which will ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, we are not required to evaluate our internal control over financial report for 2012. Our obligation to conduct this review will be effective for 2013.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the company to provide only management’s report in this annual report.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Christopher Miglino	44	Chief Executive Officer, Chief Financial Officer and director
Erin DeRuggiero	37	Chief Marketing Officer, director
Marc Savas	43	Director

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer, Chief Financial Officer and a member of our board of directors. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs and is responsible for a wide array of high profile companies dealing with internet applications and advertising programs that yield measureable results for companies. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. Since 2004, Mr. Miglino has served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant. In evaluating Mr. Miglino’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of managing companies successfully with substantially similar business operations to that of our company and determined he has shown great success in managing these companies and a high degree of expertise in the advertising industry.

Erin DeRuggiero. Ms. DeRuggiero has served as our Chief Marketing Office and a member of our board of directors since co-founding our company in April 2010. Ms. DeRuggiero, who has over 14 years of experience in advertising, sales and business development, is responsible for digital media sales and strategy. In addition, from January 2009 until March 2010, Ms. DeRuggiero was Vice President Sponsorships & Digital Strategy for Lime Ad Network., a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where her responsibilities included digital sales and publisher strategies. Additionally, from December, 2006 until January 2009, Ms. DeRuggiero was Chief Revenue Officer for JGG Consulting, a sales and new business development consultancy she founded, where her responsibilities included brand and digital retail partnerships for companies including Crocs, Inc. In evaluating Ms. DeRuggiero’ s specific experience, qualifications, attributes and skills in connection with her appointment to our board, we took into account her numerous years of advertising sales, business development, and strategic implementation of new business ideas, and her track record of success in such endeavors.

Marc Savas. Mr. Savas has been a member of our board of directors since January 1, 2012. Mr. Savas has over 15 years of experience in management and sales consulting and six years of experience in real estate easement acquisitions. Since January 2007 he has served as CEO of Living Full Blast, Inc., overseeing business development and consulting for numerous companies and putting together sales teams for such companies. In addition, from January 1998 until January 2006, Mr. Savas was also CEO for Unfair Advantage Inc., where he conducted 118 management consulting projects, many of which were created using programs that his company had designed. Additionally, from January 2005 until January 2009, Mr. Savas was the national Vice President of Business Development for Connexion Technologies where he built national teams of qualified individuals to effectively secure easements from large real estate owners in order to build telecommunication systems through their properties. In evaluating Mr. Savas’ specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of consulting and managerial businesses and his proven track record of success in such endeavors.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Committees of our board of directors and the role of our Board in risk oversight

Committees of our board of directors

We have not established any committees of comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because only one of our directors is considered independent, we believe that the establishment of these committees would be more form over substance. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Board oversight in risk management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Miglino serves as both our Chief Executive Officer and as one of the three members of our board of directors. Mr. Varas is considered an independent director, but is not considered a “lead” independent director. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In his role and as independent director, Mr. Varas meets regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	conflicts of interest,
•	corporate opportunities,
•	public disclosure reporting,
•	confidentiality,
•	protection of company assets,
•	health and safety,
•	conflicts of interest, and
•	compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 225 Santa Monica Boulevard, Sixth Floor, Santa Monica, CA 90401.

Director compensation

Pursuant to the terms of our non-executive director compensation policy, non-employee directors will be entitled to the following compensation for service on our Board:

• Inducement/First Year Grant. Upon joining the Board, individual will receive options to purchase 15,000 shares of our Class A common stock which will be granted under our 2012 Equity Compensation Plan. The options vest immediately upon appointment to the Board.

• Annual Grant. Subject to stockholder rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 12,000 shares of our Class A common stock which will vest quarterly during the grant year.

• Exercise Price and Term. All options issued pursuant to the our 2012 Equity Compensation Plan will have an exercise price equal to the fair market value of our Class A common stock at close of market on the grant date and the option term will be for a period of five years from the grant date.

The following table provides information on director compensation paid by us 2012:

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Marc Savas	-	-	2,031	-	-	-	2,031

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2012, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 3 of the Notes to our Financial Statements for 2012 appearing later in this report

Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and affiliates are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, as amended. Accordingly, those individuals are not presently required to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2012.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Christopher Miglino, Chief Executive Officer and Chief Financial Officer	2012	170,000	-	-	-	-	-	-	170,000
	2011	168,000	-	-	-	-	-	-	168,000

Erin DeRuggiero, Chief Marketing Officer	2012	149,000	-	-	-	-	-	-	149,000
	2011	168,000	-	-	-	-	-	-	168,000

Employment agreements and how the executive’s compensation is determined

As described below, we have entered into employment agreement with our Chief Executive Officer and Chief Marketing Officer which provide the compensation arrangements with these individuals. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors. These agreements were approved by our board of directors of which both our Chief Executive Officer and Chief Marketing Officer are members. Accordingly, they have the substantially the ability to set their own compensation as well as annual and discretionary bonuses. While we believe that the terms of these agreements are fair to our company, as they were not negotiated on an arm’s length basis there are no assurances that more favorable terms could not be reached with a third party.

In connection with Mr. Miglino’s and Ms. DeRuggerio’s employment, we have entered into each of these following agreements with these individuals:

• an employment agreement;

• a proprietary information, inventions and competition agreement; and

• an indemnification agreement.

Employment Agreements

We employ Christopher Miglino as our Chief Executive Officer and Erin DeRuggerio as our Chief Marketing Officer, each for a term of four years pursuant to employment agreements entered into on January 1, 2012. The terms of these agreements are identical. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for their services, each of Mr. Miglino and Ms. DeRuggerio receives a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggerio each agreed to a temporary reduction in their annual base salary to $60,000. They have each agreed to accept this reduced compensation until such time as we have sufficient cash resources to return their compensation to the contracted levels.

In addition, each executive is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. The executive is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

The employment agreement may be terminated upon the death of the executive, by us with or without cause or by the executive with or without good reason. In the event of a termination as a result of the death of the executive, by the executive without good reason, or by us for cause, we are obligated to pay:

•	the portion of the executive’s base salary which has been accrued prior to termination but which has not yet been paid;
•	to the extent required by law, an amount equal to the value of the executive’s accrued but unused vacation days,
•	the amount of any expenses properly incurred by the executive but which have not yet been reimbursed,
•	the amount of any annual bonus related to the most recently completed fiscal year if not already paid, and providing the termination is not by us for cause,
•	any accrued but unused vacation days, and
•	any discretionary bonus previously awarded if not already paid and providing that the termination is not by us for cause.

We refer to these amounts as the “Accrued Obligations.” In addition, should we terminate the executive’s employment as a result of the executive’s disability, we are also obligated to pay the executive an amount equal to 24 months’ of the executive’s then base salary in addition to the Accrued Obligations. All such amounts are due promptly following termination.

If we should terminate the executive’s employment without cause, or the executive terminates for good reason, in addition to the Accrued Obligations we are obligated to pay the executive a total amount equal to 24 months of the executive’s then current base salary, payable in accordance with our usual payroll practices, and continue to provide medical coverage for the executive and his or her family, subject to the executive’s payment of a premium co-pay. In addition, the portion of any unvested or restricted securities then held by the executive will vest and become immediately exercisable on the termination date.

For the purposes of the employment agreement, “cause” generally means:

•	intentionally committing an unlawful act that materially harms us,
•	gross negligence or willful failure or refusal to follow Board directives,
•	conviction of, or a guilty plea, to a felony or commitment of any act involving moral turpitude,
•	a breach of any material provision of the employment agreement, or any nondisclosure or noncompetition agreement, including the hereinafter described proprietary information, inventions and competition agreement, or
•	a breach of any material provision of our Code of Ethics and Conduct.

For the purposes of the employment agreement, “good reason” generally means:

•	change in the principal location at which the executive performs duties for us of more than 40 miles without the executive’s consent, or
•	material change in the executive’s authority, functions, duties or responsibilities.

Proprietary Information, Inventions and Competition Agreement

We are a party to a proprietary information, inventions and competition agreement with each of Mr. Miglino and Ms. DeRuggiero. This agreement requires them to maintain the confidentiality of our intellectual property as well as the assignment of any inventions made by them during their employment.

Indemnification Agreement

We are also a party to an indemnification agreement with each of Mr. Miglino and Ms. DeRuggiero which provides for the indemnification and defense of them in the event of litigation, to the fullest extent permitted by law.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Miglino	-	-	-	-	-	-	-	-	-
Erin DeRuggiero	-	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 15, 2013 we had 4,067,804 shares of our Class A common stock and 9,000,000 shares of our Class B common stock issued and outstanding. Holders of our Class A common stock and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 10 votes per share. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters, including the election of directors, submitted to a vote of stockholders, unless otherwise required by law.

The following table sets forth information regarding the beneficial ownership of both classes of our common stock as of March 15, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of either class of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 225 Santa Monica Boulevard, Sixth Floor, Santa Monica, CA 90401. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our securities outstanding on that date and all shares of our securities issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Shares	%	Shares	%	% Total Voting Power
Christopher Miglino	-	-	5,500,000	61.1%	58.6%
Erin DeRuggiero	-	-	3,500,000	38.9%	37.3%
Marc Savas	-	-	-	-	-
All directors and executive officers as a group (three persons)	-	-	9,000,000	100%	95.6%
Moises Investment Group(1)	1,619,180	39.8%	-	-	1.7%
Castle Bison, Inc.(2)	400,959	9.9%	-	-	*
Washington Capital, LLC	330,000	8.1%	-	-	*
Ralph Olson (4)	210,959	5.2%	-	-	*
Tuoc Kim Pham and Minh-Chau Thi Pham (5)	608,333	15.0%	-	-

*	Represents less than 1%.

(1) The address of Moises Investments Group is 9909 Bevely Glove Drive, Beverly Hills, CA 90210.

(2) The address of Castle Bison, Inc. is 12054 Nelson Road, Moorpark, CA 93021.

(3) Washington Capital, LLC’s address is 7833 Rugby Ave. Bethesda, MD 20814.

(4) Mr. Olson’s address is 9263 Wild Elk Place, Parker, CO 80134.

(5) Tuoc Kim Pham and Minh-Chau Thi Pham’s address is 12621 Red Hill Ave, Tustin, CA 92780. Mr. Pham provides advisory services from time to time to our company.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:	308,501	$0.42	2,639,834
Plans not approved by stockholders:	-	-	-

2012 Equity Compensation Plan

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 3,000,000 shares of our Class A common stock. The purpose of the 2012 Plan is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company’s business. The 2012 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock,
•	stock appreciation rights (SARs),
•	restricted stock units (RSUs),
•	performance units,
•	performance shares, and
•	other stock-based awards.

Any option granted under the 2012 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2012 we reported revenues of $200,000 from Alter Egoes LLC, an entity controlled by Moises Investment Group, a principal stockholder of our company. Sales to this company were made upon the same terms and conditions as sales to unrelated third parties. At December 31, 2012 Alter Egoes LLC, owed us $0.

Director independence

Mr. Savas is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2012 and 2011.

	2012	2011

Audit Fees	$82,063	$23,507
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$82,063	$23,507

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2012 were pre-approved by the entire board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•	Report of Independent Registered Public Accounting Firm
•	Balance sheets at December 31, 2012 and 2011
•	Statements of operations for the years ended December 31, 2012 and 2011
•	Statement of changes in stockholders’ equity for the year ended December 31 2012
•	Statement of members’ equity for the year ended December 31, 2011
•	Statements of cash flows for the years ended December 31, 2012 and 2011
•	Notes to financial statements

(b) Exhibits.

No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended (the “S-1”)).
3.2	Certificate of Correction (incorporated by reference to the S-1).
3.3	Bylaws (incorporated by reference to the S-1).
4.1	Specimen Class A common stock certificate (incorporated by reference to the S-1).
4.2	Revolving Note in the principal amount of $300,000 dated December 31, 2012 issued to TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on February 27, 2013).
10.1	2012 Equity Compensation Plan, including form of option grant, restricted stock unit grant and restricted stock award (incorporated by reference to the S-1).
10.2	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Christopher Miglino (incorporated by reference to the S-1).
10.3	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Erin DeRuggiero (incorporated by reference to the S-1).
10.4	Form of Proprietary Information, Inventions and Confidentiality Agreement (incorporated by reference to the S-1).
10.5	Form of Indemnification Agreement (incorporated by reference to the S-1).
10.5	Facebook’s Standard Platform Terms for Advertising Providers (incorporated by reference to the S-1).
10.6	Credit Agreement dated as of December 31, 2012, effective as of February 22, 2013, by and between Social Reality, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on February 27, 2013).
10.7	Security Agreement dated as of December 31, 2012, effective as of February 22, 2013, by and between Social Reality, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on February 27, 2013).
10.8	Sublease for principal executive offices dated August 12, 2012 by and between TrueCar, Inc. and Social Reality, Inc. *
10.9	Form of Agreement to Provide Services dated July 1, 2012 by and between Social Reality, Inc. and GAC Technologia S.A. de cv *
14.1	Code Conduct and Ethics (incorporated by reference to the S-1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

* filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Reality, Inc.
April 1, 2013	By: /s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chief Executive Officer, Chief Financial Officer, director, principal executive officer and principal financial and accounting officer	April 1, 2013

/s/ Erin DeRuggiero Erin DeRuggiero	Chief Marketing Officer and director	April 1, 2013

/s/ Marc Savas Mark Savas	Director	April 1, 2013

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2012 and 2011	F-3

Statements of Operations for the Years Ended December 31, 2012 and 2011	F-4

Statements of Changes in Shareholders’
Equity (Deficit) for the year Ended December 31, 2012	F-5

Statement Of Members' Equity for the Year Ended December 31, 2011	F-6

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Social Reality, Inc.

Santa Monica, CA

We have audited the accompanying balance sheet of Social Reality, Inc. (the “Company”), as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Social Reality, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 1, 2013

SOCIAL REALITY, INC.

 (FORMERLY SOCIAL REALITY, LLC)

 BALANCE SHEETS

 DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
		(Predecessor)

Assets

Current assets:
Cash and cash equivalents	$105,987	$221,664
Accounts receivable, net of allowance for doubtful accounts
of $0	53,821	812,819
Prepaid expenses	58,834	117,727
Tax refunds receivable	38,000	-
Other current assets	5,000	5,200

Total current assets	261,642	1,157,410

Property and equipment, net of accumulated depreciation of $3,000 and $0	15,000	-

Other assets	3,555	-

Total assets	$280,197	$1,157,410

Liabilities and stockholders' (members') equity (deficit)

Current liabilities:
Accounts payable and accrued expenses	$302,057	$435,216

Total current liabilities	302,057	435,216

Stockholders' (members') equity (deficit)

Preferred stock, authorized 50,000,000 shares, $0.001 par value,
no shares issued and outstanding	-	-
Class A common stock, authorized 250,000,000 shares, $0.001 par value,
3,912,129 and no shares issued and outstanding, respectively	3,912	-
Class B common stock, authorized 9,000,000 shares, $0.001 par value,
9,000,000 and no shares issued and outstanding, respectively	9,000	-
Additional paid in capital	1,224,087	-
Accumulated deficit	(1,258,859)	-
Members' equity	-	722,194

Total stockholders' (members') equity (deficit)	(21,860)	722,194

Total liabilities and stockholders' (members') equity (deficit)	$280,197	$1,157,410

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

(FORMERLY SOCIAL REALITY, LLC)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years ended December 31,
	2012	2011
		(Predecessor)
Revenues	$1,119,281	$1,802,963
Cost of revenue	627,362	856,519

Gross profit	491,919	946,444

Operating expense	1,750,778	939,727

(Loss) Income from operations	(1,258,859)	6,717

Provision for income taxes	-	-

Net (loss) income	$(1,258,859)	$6,717

Net (loss) income per share,basic and diluted (2011 pro forma)	$(0.10)	$0.00

Weighted average shares outstanding (2011 pro forma)	12,842,770	12,328,767

Unaudited pro forma income tax information:

Net (loss) income (per above)	$(1,258,859)	$6,717

Unaudited pro forma provision for income taxes	-	1,512

Unaudited pro forma net (loss) income	$(1,258,859)	$5,205

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

(FORMERLY SOCIAL REALITY, LLC)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

JANUARY 1, 2012 TO DECEMBER 31, 2012

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2012	-	$-	$-	$-	$-

Contribution of member interests in Social Reality, LLC
in exchange for common stock	12,328,767	12,329	709,865	-	722,194

Sale of common stock for cash	583,362	583	472,376	-	472,959

Stock based compensation	-	-	41,846	-	41,846

Net loss	-	-	-	(1,258,859)	(1,258,859)

Balance, December 31, 2012	12,912,129	$12,912	$1,224,087	$(1,258,859)	$(21,860)

The accompanying notes are an integral part of these financial statements.

F-5

SOCIAL REALITY, LLC

STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2011

2011

Balance, January 1, 2011	$339,799

Net income	6,717

Sale of member interest for cash	300,000

Member interest issued for services	176,678

Expense paid by members	9,000

Distributions	(110,000)

Balance, December 31, 2011	$722,194

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

(FORMERLY SOCIAL REALITY, LLC)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011
		(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(1,258,859)	$6,717
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation	3,000	-
Amortization of stock based prepaid fees	58,893	58,951
Stock based compensation	41,846	-
Rent expense contibution by members	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	758,998	58,163
Tax refunds receivable	(38,000)
Other current assets	200	(5,200)
Other assets	(3,555)	-
Accounts payable and accrued expenses	(133,159)	(67,229)
Customer prepayments	-	(40,000)

Cash (used in) provided by operating activities	(570,636)	20,402

Cash flows from investing activities:
Purchase of equipment	(18,000)	-

Cash used by investing activities	(18,000)	-

Cash flows from financing activities:
Sale of common stock/member interest	472,959	300,000
Distributions to members	-	(110,000)

Cash provided by financing activities	472,959	190,000

Net (decrease) increase in cash	(115,677)	210,402
Cash, beginning of period	221,664	11,262
Cash, end of period	$105,987	$221,664

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$38,000	$-

Non-cash financial activities:

Contribution of member interests (net assets) in Social Reality, LLC
in exchange for common stock	$722,194	$-
Member interests issued for services	-	176,678

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

(FORMERLY SOCIAL REALITY, LLC)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Use of Estimates

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of December 31, 2012 or 2011. The Company usually does not require collateral.

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

At December 31, 2012, two customers accounted for more than 10% of the accounts receivable balance, for a total of 91%. For the year December 31, 2012 four customers accounted for 81% of total revenue (of which $200,000, or 18%, is from a related party). For the year ended December 31, 2011, three customers accounted for 43% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2012 and 2011 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis over the estimated useful lives of the assets of three years.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 195,000 common share equivalents at December 31, 2012 and none at December 31, 2011. For the year ended December 31, 2012, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Social Reality, LLC was a limited liability company. As a result, the Company’s income for federal and state income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the predecessor Company.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $1,258,859 as of December 31, 2012 and has incurred a net loss of $1,258,859 for the year ended December 31, 2012. In addition, The Company’s current liabilities exceed its current assets by $40,415 at December 31, 2012. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and increase revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During February 2013 the Company entered into a revolving credit facility agreement which resulted in net cash proceeds to the Company of approximately $243,000. We anticipate that this additional working capital will enable us to fund operations as we enter into new advertising contracts and aggressively pursue additional revenue sources.

Note 3 - Related Party Transactions

During the year ended December 31, 2011, the members of Social Reality conducted the Company’s operations from their personal residences. We have ascribed a value of $9,000 to rent expense for the use of these premises for 2011, with a corresponding credit to members’ equity.

During the year ended December 31, 2012 we recorded revenue aggregating $200,000 from an entity controlled by a shareholder owning approximately 57% of our Class A common shares.

Note 4 – Stockholders’ (Members’) Equity

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

During January, 2012, we completed the offering of 460,072 of our Class A common shares at a price per share of $0.8111, for proceeds of $372,959.

During February, 2012 we received $100,000 pursuant to a subscription agreement for the purchase of 123,290 shares of our Class A common shares, at a price of $0.8111 per share. These shares were issued during May 2012.

During 2012 we granted an aggregate of 205,000 unvested shares to employees. The shares vest ratably over three years. We have valued the grants at $171,248, based on a fair value per share of $0.8111 - $1.01. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2012, we recorded $39,815 of compensation expense. Awards totaling 25,000 shares were forfeited during the year. Unvested share awards at December 31, 2012 totaled 180,000 shares. Estimated future compensation cost is approximately $111,000.

On February 1, 2012, we granted 15,000 common stock options to a director. The options have an exercise price of $0.8111 per share. The options vested upon grant. The options lapse if unexercised after five years.  The options have a grant date fair value of $2,031, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.14%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 42%; and (4) an expected life of the options of 1 year.

On June 27, 2011, Social Reality, LLC issued a 3.34% non-voting, non-participating member interest as payment for legal services to be rendered. The interest has been valued at $59,010, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the estimated service period, July 1, 2011 to March 31, 2012. During the three months ended March 31, 2012 we have charged $19,670 to expense. We charged $39,340 to expense during the year ended December 31, 2011.

On June 27, 2011, Social Reality, LLC issued a 6.66% non-voting, non-participating member interest as payment for consulting services to be rendered. The interest has been valued at $117,668, based on the value of the sale to the third party for cash described above. The value of the services will be charged to expense over the service period, July 1, 2011 to June 30, 2014. During the year ended December 31, 2012 we have charged $39,223 to expense and the balance of $58,834 at December 31, 2012 is recorded as prepaid expense. We charged $19,611 to expense during the year ended December 31, 2011.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011
Office equipment	$18,000	$-
Accumulated depreciation	(3,000)	-
Carrying value	$15,000	$-

Depreciation expense was $3,000 for the years ended December 31, 2012, with no depreciation expense for the year ended December 31, 2011.

NOTE 6 - INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $781,000 at December 31, 2012 are available or carryover. The net operating losses will expire in 2032. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $311,000 during the year ended December 31, 2012. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2012 follows.

Significant components of deferred tax assets and liabilities are as follows:

2012

Deferred tax assets:
Net operating loss carryover	$311,000
Valuation allowance	(311,000)

Net deferred tax assets	$-

Statutory federal income tax rate	(34)%
State income taxes, net of federal taxes	(6)%
Valuation allowance	40%

Effective income tax rate	0%

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under an operating lease with lease terms which expire through January 31, 2014.  The following is a schedule of the future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2013	$49,879
2014	655

Rent expense for office space amounted to $43,217 and $14,262 for the years ended December 31, 2012 and 2011, respectively.

Employment agreements

On December 2011, the Company entered into an employment agreement with Christopher Miglino and Erin DeRuggiero. The agreement has an initial term of four years and the Company will pay a base salary at the gross annualized rate of $192,000 each. During 2012, Mr. Miglino and Ms. DeRuggiero have each agreed to a temporary reduction in their annual base salary to $60,000, until such time as the Company has sufficient cash resources to return their compensation to the contractual rates.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 8 – SUBSEQUENT EVENTS

Revolving Credit Facility

Effective February 22, 2013, the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (the "Lender"). Pursuant to the Credit Agreement, Lender agreed to loan up to $5,000,000 for working capital purposes. A total of $300,000 was funded by Lender in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a revolving promissory note (“Revolving Note”), the repayment of which is secured by a security agreement (“Security Agreement”) executed by the Company. Pursuant to the Security Agreement, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of Lender. The initial Revolving Note in the amount of $300,000 is due and payable along with interest thereon on August 22, 2013, unless extended an additional six months so long as no Event of Default has occurred, and bears interest at the rate of 18% per annum.

Additionally, upon the occurrence of an Event of Default, as defined in the Credit Agreement or the Revolving Note, Lender may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of our Class A common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of our common stock during the five (5) trading days immediately prior to such applicable conversion date, in each case subject to Lender not being able to beneficially own more than 4.99% of our outstanding common stock upon any conversion.

We also agreed to pay Lender various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding, a commitment fee of 4% of the revolving loan commitment and 2% of any increase in the amount thereof, other associated fees as more fully disclosed in the Credit Agreement. We also paid Lender due diligence and document review fees of $22,500 in connection with the closing. In total, we paid $57,150 in fees, expenses and closing costs, and netted $242,850 in connection with the execution of the Credit Agreement.

We also agreed to pay Lender a fee of $100,000, payable in the form of 99,010 shares of Class A common stock (the “Facility Fee Shares”). In the event that Facility Fee Shares are sold for less than $100,000, we have to pay Lender the balance of $100,000 less the amount of proceeds from the sale, or alternatively issue additional shares in an amount as to reach the $100,000 aggregate.

The Credit Agreement imposes certain restrictions on Company, including on its ability to (i) incur any Funded Indebtedness (as defined in the Credit Agreement), (ii) incur liens, (iii) make investments, (iv) permit a Change in Control (as defined in the Credit Agreement) or dispose of all or substantially all of its assets, (v) make capital expenditures not in the ordinary course of its business, (vi) make distributions to its shareholders, (vii) engage in any line of business other than the business engaged in on the date of the Credit Agreement and businesses reasonably related thereto, and (viii) enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to Company than it would obtain in an arm-length's basis with a non-affiliate. Each of these restrictions is subject to certain exceptions, as specified in the Credit Agreement.

Common stock transactions

During January 2013 we issued 5,000 shares of common stock as payment for legal services.

During February 2013 we issued 51,665 shares of common stock upon the vesting of common stock awards.

During February 2013 we issued 99,010 shares of common stock pursuant to the revolving credit facility agreement described above.

During January 2013 we granted an aggregate of 50,000 common stock awards to two employees. The shares will vest upon the one year anniversary of the grant date.

During January 2013 we granted and aggregate of 106,500 common stock options to three employees. The options will vest ratable over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years.

During February 2013 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years.

