Form 10-Q
period 2013-03-31
SOCIAL REALITY
filed 2013-05-15
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 333-179151

Social Reality, Inc.
(Name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA	90013
(Address of principal executive offices)	(Zip Code)

(323) 601-1145
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,067,804 shares of Class A common stock and 9,000,000 shares of Class B common stock are issued and outstanding as of May 10, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

⋅	our declining revenues and net loss,
⋅	our working capital deficit and the going concern qualification by our auditors on our 2012 financial statements,
⋅	our limited operating history,
⋅	the terms of recent debt financing,
⋅	the possible need to raise additional capital and potential dilution to our stockholders,
⋅	our reliance on our relationship with Facebook,
⋅	our dependent on a limited number of customers,
⋅	possible declines in Internet advertising,
⋅	our relationships with our publishers,
⋅	our ability to sufficiently protect our intellectual property,
⋅	our ability to effectively compete,
⋅	the dependence on our executives and the terms of the employment agreements with those executives,
⋅	the adverse impact of system failures,
⋅	existing or new government regulation,
⋅	challenges as a new public company and the requirement to comply with Federal securities laws,
⋅	the anti-takeover provisions of the Delaware statutes which may not be beneficial to our stockholders,
⋅	the terms of our Class B common stock,
⋅	the application of penny stock rules to market transactions in our Class A common stock, and
⋅	the implications of our status as an emerging growth company.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation. In addition, “first quarter of 2013” refers to the three months ended March 31, 2013, “first quarter 2012” refers to the three months ended March 31, 2012, “2012” refers to the year ended December 31, 2012, “2011” refers to the year ended December 31, 2011 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialreality.com or www.groupad.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

SOCIAL REALITY, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$57,804	$105,987
Accounts receivable, net of allowance for doubtful accounts of $0	93,703	53,821
Prepaid expenses	49,028	58,834
Tax refunds receivable	38,000	38,000
Other current assets	5,000	5,000

Total current assets	243,535	261,642

Property and equipment, net of accumulated depreciation of $4,500 and $3,000	13,500	15,000

Unamortized debt issue costs	131,841	-
Other assets	3,555	3,555

Total assets	$392,431	$280,197

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$412,671	$302,057
Note payable	241,284	-
Common stock put liability payable	100,000	-

Total current liabilities	753,955	302,057

Stockholders' deficit

Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-

Class A common stock, authorized 250,000,000 shares, $0.001 par value, 4,067,804 and 3,912,129 shares issued and outstanding, respectively	4,068	3,912
Class B common stock, authorized 9,000,000 shares, $0.001 par value, 9,000,000 and 9,000,000 shares issued and outstanding, respectively	9,000	9,000
Additional paid in capital	1,261,429	1,224,087
Accumulated deficit	(1,636,021)	(1,258,859)

Total stockholders' deficit	(361,524)	(21,860)

Total liabilities and stockholders' deficit	$392,431	$280,197

The accompanying notes are an integral part of these unaudited condensed financial statements

SOCIAL REALITY, INC.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012

Revenues	$171,452	$406,347
Cost of revenue	104,957	183,045

Gross profit	66,495	223,302

Operating expense	404,377	450,151

Loss from operations before other expense	(337,882)	(226,849)

Interest expense	(39,280)	-

Loss from operations	(377,162)	(226,849)

Provision for income taxes	-	-

Net loss	$(377,162)	$(226,849)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding	12,989,447	12,692,780

The accompanying notes are an integral part of these unaudited condensed financial statements

SOCIAL REALITY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(377,162)	$(226,849)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of stock based prepaid fees	9,806	29,476
Stock based compensation	37,498	10,142
Amortization of debt issue costs	34,792	-
Depreciation	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	(39,882)	157,254
Prepaid expenses	-	(58,601)
Other current assets	-	(300)
Accounts payable and accrued expenses	110,614	4,944

Cash used in operating activities	(222,834)	(83,934)

Cash flows from financing activities:

Proceeds from note payable	257,850	-
Repayments of note payable	(57,216)	-
Debt issue costs	(25,983)	-
Sale of common stock	-	472,959

Cash provided by financing activities	174,651	472,959

Net (decrease) increase in cash	(48,183)	389,025
Cash, beginning of period	105,987	221,664
Cash, end of period	$57,804	$610,689

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$3,765	$-
Cash paid for taxes	$-	$-

Non-cash financial activities:

Fees and costs deducted from proceeds of debt	$42,150	$-
Common stock issued as payment of financing fee	100,000	-
Contribution of member interests (net assets) in Social Reality, LLC
in exchange for common stock	-	575,194

The accompanying notes are an integral part of these unaudited condensed financial statements

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations

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

We create these applications as custom programs and build them on a campaign by campaign basis as well as offer them on a self-service subscription basis through our GroupAd platform.  GroupAd allows brand marketers to select from a number of pre created applications and then deploy them into their social media channels.

We also provide inventory to real time bidding exchanges (RTB) through our network of website partners.   We provide the service of yield optimization for these partners and deliver the highest possible price for inventory provided from our partners to the exchange.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

We are headquartered in Los Angeles, California.

Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three months ended March 31, 2013 and 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future period. All references to March 31, 2013 and 2012 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2013.

The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued).

Use of Estimates

Accounting principles generally accepted in the United States require management of the Company to make estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of March 31, 2013 or December 31, 2012. The Company usually does not require collateral.

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued).

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

At March 31, 2013, three customers accounted for more than 10% of the accounts receivable balance, for a total of 91%. For the three months ended March 31, 2013 five customers accounted for 98% of total revenue. For the three months ended March 31, 2012 three customers accounted for 83% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, note payable and put liability payable, are carried at historical cost. At March 31, 2013 and December 31, 2012 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 359,001 and 195,000 common share equivalents at March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 2 – Going Concern.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $1,636,021 as of March 31, 2013 and has incurred a net loss of $377,162 for the three months ended March 31, 2013. In addition, the Company’s current liabilities exceed its current assets by $510,420 at March 31, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and increase revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 2 – Going Concern (continued).

During February 2013 the Company entered into a revolving credit facility agreement which resulted in net cash proceeds to the Company of approximately $258,000. We anticipate that this additional working capital will enable us to fund operations as we enter into new advertising contracts and aggressively pursue additional revenue sources.
Note 3 – Note Payable.

Effective February 22, 2013, the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (the "Lender"). Pursuant to the Credit Agreement, the Lender agreed to loan up to $5,000,000 for working capital purposes. A total of $300,000 was funded by Lender in connection with the closing and we received net proceeds of $257,850. The amounts borrowed pursuant to the Credit Agreement are evidenced by a revolving promissory note (“Revolving Note”), the repayment of which is secured by a security agreement (“Security Agreement”) executed by the Company. Pursuant to the Security Agreement, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of Lender. The initial Revolving Note in the amount of $300,000 is due and payable along with interest thereon on August 22, 2013, unless extended an additional six months so long as no Event of Default has occurred, and bears interest at the rate of 18% per annum.

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

We also agreed to pay Lender various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding, a commitment fee of 4% of the revolving loan commitment and 2% of any increase in the amount thereof, other associated fees as more fully disclosed in the Credit Agreement. We also paid Lender due diligence and document review fees of $22,500 in connection with the closing. In total, we incurred $42,150 in fees, expenses and other costs at closing which were deducted from the proceeds, and netted $257,850 in connection with the execution of the Credit Agreement.

We also agreed to pay Lender a fee of $100,000, payable in the form of 99,010 shares of Class A common stock (the “Facility Fee Shares”). In the event that Facility Fee Shares are sold for less than $100,000, we have to pay Lender the balance of $100,000 less the amount of proceeds from the sale, or alternatively issue additional shares in an amount as to reach the $100,000 aggregate. Because of the potential of the transfer of assets to settle this fee, we have recorded $100,000 as a liability on the balance sheet at March 31, 2013.

In total, we incurred costs aggregating $166,633, including the amount allocated to the Facility Fee Shares. These costs are being amortized over the term on the note. During the three months ended March 31, 2013 we have amortized $34,792 of these costs as interest expense.

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 3 – Note Payable (continued).

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
Note 4 – Stockholders’ Equity.

We are authorized to issue 50,000,000 of preferred stock, par value $0.001. No shares of preferred stock have been issued.

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical.

During January 2013 we issued 5,000 shares of common stock, valued at $5,000, as payment for legal services.

During February 2013 we issued 51,665 shares of common stock upon the vesting of common stock awards.

During February 2013 we issued 99,010 shares of common stock pursuant to the revolving credit facility agreement described above.

During January 2013 we granted an aggregate of 50,000 common stock awards to two employees. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the three months ended March 31, 2013, we recorded $12,500 of compensation expense related to these awards.

During January 2013 we granted and aggregate of 106,500 common stock options to three employees. The options will vest ratable over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.28 per option, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 40%; and (4) an expected life of the options of 3 years. We have recorded an expense for the employee options of $2,485 for the three months ended March 31, 2013.

During February 2013 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.23 per option, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 40%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $460 for the three months ended March 31, 2013.

SOCIAL REALITY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(Unaudited)

Note 4 – Stockholders’ Equity (continued).

During the three months ended March 31, 2013 we recorded expense of $17,053 related to stock awards and options granted in 2012. Unvested 2012 awards and options of 3,334 shares and 5,000 options were forfeited in 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2012, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

⋅	Overview — Summary of our business in order to provide context for the remainder of MD&A.

⋅	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

⋅	Results of Operations — Analysis of our financial results comparing the three month period ended March 31, 2013 to the comparable period of 2012.

⋅
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

We derive our revenue from:

⋅	the development and management of social media marketing campaigns and programs;
⋅	the sales of media on our partner websites and applications, and
⋅	building custom applications for our partners in connection with such campaigns.
⋅	providing sell side inventory to real time bidding buyers, through our Social Reality Ad Exchange.
⋅	providing access to our GroupAd platform.

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

Going Concern

                We reported net losses of approximately $377,000 for the three months ended March 31, 2013 and $1.26 million for 2012, we have an accumulated deficit of $1,636,021 since inception through March 31, 2013 and we have a deficit in working capital of $510,420 at March 31, 2013. The report of our independent registered public accounting firm on our financial statements for 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based on our 2012 loss and deficit in working capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Critical Accounting Policies

                Our MD&A is based on our financial statements, which have been prepared in accordance GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

                Revenue recognition.

                We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

                Revenues from certain sales of targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies are recognized on a net basis, provided that no Company obligations remain. The payments to the websites on which the advertising is placed for these specific transactions are based on cash actually collected from the advertisers and agencies, rather than the actual fees billed to the advertisers and agencies. The Company bears no risk of loss in these transactions. Revenue from sales of targeted and measurable online advertising campaigns and programs for which we bear risk of loss and from sponsored and custom campaigns is recognized on a gross basis in the period that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

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

                Use of estimates.

                Accounting principles generally accepted in the United States ("GAAP") require management of the Company to make estimates and assumptions in the preparation of these unaudited condensed financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue

                Revenue decreased 58% for the first quarter of 2013 as compared to the first quarter of 2012. We are in the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue.  We have seen month over month increases in the monthly recurring revenue model for our Social Reality Ad Exchange product and anticipate the same for our GroupAd product, which launched in May 2013.  In the past we have experienced significant swings in quarterly revenue, due to the timing of the launch of large advertising programs from one quarter to the next.  This was the case for the first quarter of 2012 in which we had a large program launch.  While we cannot be certain of the success of our newly launched recurring revenue models we anticipate that they will provide for consistent month over month revenue growth and balance the spikes in revenue from one quarter to the next.

                Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns totaled $90,875 and $406,347 for the first quarter of 2013 and the first quarter of 2012, respectively. These revenues have decreased year over year due to the factors reported in the previous paragraph.

                Revenue from our Social Reality Ad Exchange product totaled $80,577 for the first quarter of 2013, with none in first quarter of 2012. This product, which launched in January 2013, has experienced a growth of 70% from January 2013 to February 2013 and 130% from February 2013 to March 2013.   While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from this product.

                Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

                Cost of revenue decreased 43% for the first quarter of 2013 from the comparable period in 2012. Cost of revenue as a percent of revenue was 61% for the first quarter of 2013 compared to 45% for first quarter of 2012. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement. Approximately 97% of cost of revenue for the first quarter of 2013 was attributable to payments to website publishers and others. The balance of our first quarter of 2013 cost was attributable to labor costs and project and application design costs. Approximately 68% of our first quarter of 2012 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Operating Expenses

                Operating expense decreased 10% for the first quarter of 2013 from the comparable period in 2012. Our operating expenses have decreased year over year as we have implemented cost cutting measures to conserve our available cash until revenues return to previous levels.

                We expect that our operating expenses will increase again as our business grows and we devote additional resources towards promoting that growth.

Liquidity and Capital Resources

                Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of March 31, 2013 we had approximately $58,000 in cash and cash equivalents and a working capital deficit of $510,420, as compared to cash and cash equivalents of approximately $106,000 and a working capital deficit of $40,415 at December 31, 2012.  Our principal sources of operating capital have been equity financings and, in February 2013, debt financing. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000.  Our current availability under the facility is $300,000.  We can request an increase in the availability; however, any increase is subject to approval by the lender and there are no assurances the lender will grant our request. During 2012 and 2011, we sold approximately $473,000, and $300,000, respectively, of our equity securities. We are in the early stages of the implementation of our business growth strategy and may require additional financing in order to accelerate our growth. Based on our current expansion plans, we no longer generate enough cash to fund our operations and our working capital is not sufficient for our needs for the next 12 months. Based on our estimates and current business plan, we anticipate expenses of approximately $80,000 per month of cash in excess of cash provided by our operations. Accordingly, in order to continue to execute our growth strategy, we will need to either significantly increase our revenue, or secure additional financing of approximately $2 million. Such financing may come in the form of either equity or debt financing or a combination of both. The issuance by us of any additional equity securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing stockholders and may reduce the price of our common stock. The use of debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility and reduce our cash available for operations.    However, we do not have any commitments for additional working capital and there are no assurances the capital will be available to us.  In that event, we will be required to scale back our growth strategy and otherwise curtail some or all of our operations.

                Net Cash Provided by Operating Activities

                We used $222,834 of cash in our operating activities during the three months ended March 31, 2013 compared to $83,934 used by our operating activities for the three months ended March 31, 2012. The increase in cash used in operating activities was primarily attributable to an increased loss in the 2013 period, augmented by a decrease in net collections on accounts receivable, and partially offset by a decrease in expenditures for accounts payable and other liabilities.

                Net Cash Provided by Financing Activities

                During the three months ended March 31, 2013 we received $257,850 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $25,983 related to this facility and repaid $57,216 of the revolving credit facility.

                During the three months ended March 31, 2012 we received $472,959 in cash from financing activities from the sale of equity interests.

Recent accounting pronouncements

                The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

                Not applicable for a smaller reporting company.

Item 4.                    Controls and Procedures.

                Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective. As a newly public company, we are still in the process of formally adopting comprehensive policies to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We expect to complete the adoption of these comprehensive policies during 2013 which will ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

                Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

                None.

Item 1A.                  Risk Factors.

                Not applicable for a smaller reporting company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3.                    Defaults Upon Senior Securities.

                None.

Item 4.                    Mine Safety Disclosures.

                Not applicable to our company’s operations.

Item 5.                    Other Information.

                None.

Item 6.                    Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

*             filed herewith
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Social Reality, Inc.
May 15, 2013	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer