Form 10-Q
period 2013-06-30
SOCIAL REALITY
filed 2013-08-13
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 000-54996

———————

SOCIAL REALITY, INC.

(Name of Registrant as Specified in its Charter)

———————

Delaware	45-2925231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA	90013
(Address of Principal Executive Offices)	(Zip Code)

(323) 601-1145

Registrant’s Telephone Number, Including Area Code:

NOT APPLICABLE

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,142,804 shares of Class A common stock and 9,000,000 shares of Class B common stock are issued and outstanding as of August 13, 2013.

TABLE OF CONTENTS

Page No
PART I-FINANCIAL INFORMATION

ITEM 1.

Financial Statements

5

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

16

ITEM 4.

Controls and Procedures

16

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

17

ITEM 1A.

Risk Factors

17

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

ITEM 3.

Defaults Upon Senior Securities

17

ITEM 4.

Mine Safety Disclosures

17

ITEM 5.

Other Information

17

ITEM 6.

Exhibits

17

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward- looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Social Reality," "we," "our," 'Us," and similar terms refers to Social Reality, Inc., a Delaware corporation. In addition, "first half of 2013" refers to the six months ended June 30, 2013, "second quarter 2013" refers to the three months ended June 30, 2013, "first half of 2012" refers to the six months ended June 30, 2012, "second quarter 2012" refers to the three months ended June 30, 2012, "2012" refers to the year ended December 31, 2012, "2011" refers to the year ended December 31, 2011 and "2013" refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialrealitv.com or www.groupad.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$34,419	$105,987
Accounts receivable, net of allowance for doubtful accounts of $0	321,232	53,821
Prepaid expenses	39,223	58,834
Tax refunds receivable	—	38,000
Other current assets	5,000	5,000

Total current assets	399,874	261,642

Property and equipment, net of accumulated depreciation of $6,000 and $3,000	12,000	15,000

Unamortized debt issuance costs	127,011	—
Other assets	3,555	3,555

Total assets	$542,440	$280,197

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$556,904	$302,057
Note payable	413,742	—
Common stock put liability payable	175,000	—

Total current liabilities	1,145,646	302,057

Stockholders' deficit

Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 4,142,804 and 3,912,129 shares issued and outstanding, respectively	4,143	3,912
Class B common stock, authorized 9,000,000 shares, $0.001 par value, 9,000,000 and 9,000,000 shares issued and outstanding, respectively	9,000	9,000
Additional paid in capital	1,297,386	1,224,087
Accumulated deficit	(1,913,735)	(1,258,859)

Total stockholders' deficit	(603,206)	(21,860)

Total liabilities and stockholders' deficit	$542,440	$280,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$495,209	$424,068	$666,661	$830,415
Cost of revenue	300,729	237,069	405,686	420,114

Gross profit	194,480	186,999	260,975	410,301

Operating expense	345,569	436,454	749,946	886,605

Loss from operations	(151,089)	(249,455)	(488,971)	(476,304)

Interest expense	(126,625)	—	(165,905)	—

Loss before provision for income taxes	(277,714)	(249,455)	(654,876)	(476,304)

Provision for income taxes	—	—	—	—

Net loss	$(277,714)	$(249,455)	$(654,876)	$(476,304)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding	13,084,288	12,852,516	13,037,129	12,772,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(654,876)	$(476,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	19,611	39,282
Stock based compensation	73,530	21,182
Amortization of debt issuance costs	147,726	—
Depreciation	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(267,411)	275,480
Prepaid expenses	—	(67,992)
Tax refunds receivable	38,000	—
Other current assets	—	(300)
Accounts payable and accrued expenses	254,847	(20,026)
Deferred tax liability	—	(38,000)
Cash used in operating activities	(385,573)	(266,678)

Cash flows from investing activities:
Purchase of equipment	—	(18,000)
Cash used in investing activities	—	(18,000)

Cash flows from financing activities:
Proceeds from note payable, net	486,425	—
Repayments of note payable	(136,258)	—
Debt issuance costs	(36,162)	—
Sale of common stock	—	472,959
Cash provided by financing activities	314,005	472,959

Net (decrease) increase in cash	(71,568)	188,281
Cash, beginning of period	105,987	221,664
Cash, end of period	$34,419	$409,945

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$18,182	$—
Cash paid for taxes	$(38,000)	$38,000

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$63,575	$—
Common stock issued as payment of financing fee	$175,000	$—
Contribution of member interests (net assets) in Social Reality, LLC in exchange for common stock	$—	$575,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies.

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

These interim financial statements as of and for the three and six months ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future period. All references to June 30, 2013 and 2012 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K filed with the SEC on April 1, 2013.

The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2013 AND 2012

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued).

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of June 30, 2013 and December 31, 2012. The Company usually does not require collateral.

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

At June 30, 2013, two customers accounted for more than 10% of the accounts receivable balance, for a total of 83%. For the six months ended June 30, 2013 two customers accounted for 73% of total revenue. For the six months ended June 30, 2012 four customers accounted for 94% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, note payable and put liability payable, are carried at historical cost. At June 30, 2013 and December 31, 2012 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 529,001 and 185,000 common share equivalents at June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013 and 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2013 AND 2012

(Unaudited)

Note 2 – Going Concern.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $1,913,735 as of June 30, 2013 and has incurred a net loss of $654,876 for the six months ended June 30, 2013. In addition, the Company’s current liabilities exceed its current assets by $745,772 at June 30, 2013. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and increase revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During February 2013 the Company entered into a revolving credit facility agreement which resulted in net cash proceeds to the Company of approximately $258,000. We received additional net cash proceeds of $228,575 pursuant to this agreement in June, 2013. We anticipate that this additional working capital will enable us to fund operations as we enter into new advertising contracts and aggressively pursue additional revenue sources.

Note 3 – Note Payable.

Credit Facility:

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

We also agreed to pay Lender various fees during the term of the Credit Agreement, including a $1,500 asset monitoring fee (which increases as additional amounts are borrowed under the Credit Agreement) due each quarter that the Credit Agreement is outstanding, a commitment fee of 4 % of the revolving loan commitment and 2% of any increase in the amount thereof, other associated fees as more fully disclosed in the Credit Agreement. We also paid Lender due diligence and document review fees of $22,500 in connection with the closing. In total, we incurred $42,150 in fees, expenses and other costs at closing which were deducted from the proceeds, and netted $257,850 in connection with the execution of the Credit Agreement.

We also agreed to pay Lender a fee of $100,000, payable in the form of 99,010 shares of Class A common stock (the “Facility Fee Shares”). In the event that Facility Fee Shares are sold for less than $100,000, we have to pay Lender the balance of $100,000 less the amount of proceeds from the sale, or alternatively issue additional shares in an amount as to reach the $100,000 aggregate. Because of the potential of the transfer of assets to settle this fee, we have recorded $100,000 as a liability on the balance sheet at June 30, 2013.

In total, we incurred costs aggregating $166,633, including the amount allocated to the Facility Fee Shares. These costs are being amortized over the term on the note. During the three and six months ended June 30, 2013 we have amortized $83,316 and $118,108, respectively, of these costs as interest expense.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2013 AND 2012

(Unaudited)

Note 3 – Note Payable (continued).

Credit Facility Amendment:

On June 11, 2013, we entered into the First Amendment to Credit Agreement (the “Amended Credit Agreement”) which increased our credit line to $550,000. The amounts borrowed pursuant to the Amended Credit Agreement are evidenced by a convertible Replacement Revolving Note in the principal amount of $550,000 (the “Amended Revolving Note”), due August 22, 2013, which amended, restated and replaced the initial revolving note delivered TCA in February 2012.

The Amended Revolving Note also included a new make-whole provision. In the event TCA should elect to convert the note pursuant to its terms, and if upon the sale of those shares of our common stock it does not realize net proceeds equal to the principal amount and accrued interest due under the note so converted, we are obligated to issue TCA additional shares of our common stock at a per share price equal to the average volume weighted price of our common stock during the five business days before the notice of conversion.

Upon the closing of the second draw under the Credit Agreement, we paid TCA a transaction advisory fee of 2% ($5,000), due diligence fees of $2,500, legal fees of TCA’s counsel and out of pocket charges of $8,925 and a finder’s fee of $5,000 to Meyers Associates, LP, a broker dealer. In total, we incurred $21,425 in fees, expenses and other costs at closing which were deducted from the proceeds, and netted $228,575 in connection with the execution of the second draw under the Credit Agreement.

We also paid TCA an advisory fee of $75,000 which was paid through the issuance of 75,000 shares of our common stock (the “Advisory Shares”). In the event TCA does not receive at least $75,000 in net proceeds from the sale of those Advisory Shares, we are obligated to issue TCA additional shares of our common stock in an amount sufficient that, when sold, provides net proceeds to TCA equal to the $75,000 advisory fee. Because of the potential of the transfer of assets to settle this fee, we have recorded $75,000 as a liability on the balance sheet at June 30, 2013.

In total, we incurred costs aggregating $108,104, including the amount allocated to the Advisory Shares. These costs are being amortized over the term of the note. During the three and six months ended June 30, 2013 we have amortized $29,617 of these costs as interest expense.

Under the terms of the Amended Credit Agreement, the asset monitoring fee was also increased to $2,000 per calendar quarter.

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

Common Stock

During January 2013 we issued 5,000 shares of class A common stock, valued at $5,000, as payment for legal services.

During February 2013 we issued 51,665 shares of class A common stock upon the vesting of common stock awards.

During February 2013 we issued 99,010 shares of class A common stock pursuant to the revolving credit facility agreement described above.

During June 2013 we issued 75,000 shares of class A common stock pursuant to the revolving credit facility agreement described above.

Stock Awards

During January 2013 we granted an aggregate of 50,000 common stock awards to two employees. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the three and six months ended June 30, 2013 we recorded $12,500 and $25,000, respectively, of compensation expense related to these awards.

On April 1, 2013 we granted 25,000 common stock awards to a contract employee. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the three and six months ended June 30, 2013, we recorded $6,250 and $6,250 of compensation expense related to this award.

During the three and six months ended June 30, 2013 we recorded expense of $10,099 and $26,113, respectively, related to stock awards granted in 2012. Unvested 2012 awards of 3,334 shares were forfeited in 2013.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2013 AND 2012

(Unaudited)

Note 4 – Stockholders’ Equity (continued).

Stock Options

During January 2013 we granted an aggregate of 106,500 common stock options to three employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $ 1.00 per share and a term of five years. These options have a grant date fair value of $0.28 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 40%; and (4) an expected life of the options of 3 years. We have recorded an expense for the employee options of $2,485 and $4,970 for the three and six months ended June 30, 2013, respectively.

During February 2013 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $ 0.23 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 40%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $690 and $1,150 for the three and six months ended June 30, 2013, respectively.

On April 1, 2013 we granted 50,000 common stock options to a director. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.25% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the director options of $1,194 for the three and six months ended June 30, 2013.

On April 1, 2013 we granted an aggregate of 100,000 common stock options to two non-employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. During the three and six months ended June 30, 2013 we have recorded an expense of $2,345 related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 1.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 51%; and (4) an expected life of the options of 4.75 years.

During the three and six months ended June 30, 2013 we recorded expense of $462 and $1,508, respectively, related to stock options granted in 2012. Unvested 2012 options of 10,000 options were forfeited in 2013.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward- looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2012, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Results of Operations — Analysis of our financial results comparing the three and six month periods ended June 30, 2013 to the comparable periods of 2012.

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

We currently derive our revenues from the:

•

sales of inventory from our publishing partners on real-time bidding, or RTB, exchanges,

•

licensing of our GroupAd platform on a managed basis,

•

sale of media to drive engagement to our GroupAd programs, and

•

Creation of custom programs for large brands.

Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The three core elements of our business are:

SRAX – Real Time Bidding sell side representation. Our technology assists publishers in delivering their inventory to the RTB exchanges. Our tools provide reporting to these publishers about the sales of their inventory on theses exchanges. We assist publishers in maximizing their yield and thus maximizing the revenue they generate. We contract with web and mobile publishers to sell their inventory on the RTB exchanges. This consists of contacting the publishers and having them sign up on our portal to become one of our publishing partners. Once they sign up, the traffic they deliver is evaluated; once the site is approved, we provide them with assets that allow us to deliver advertising to their approved sites or applications. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. GroupAd allows brand marketers to select from a number of pre-created applications, and then launch these applications on their social media sites. GroupAd also provides an online loyalty program that rewards users for being brand advocates. GroupAd allows brands to identify who their brand advocates are and then provide the brands the tools to communicate and reward the advocates. This platform is currently provided on a managed basis, whereby large advertisers and their agencies contract with us to manage their programs utilizing the GroupAd technology. During the third quarter of 2013 we expect to provide the platform on a self-service basis. This will allow both large and small brands to launch programs on their own, and manage these programs accordingly. We generate revenue from GroupAd from brands who license the platform from us on a managed basis to deliver a social media application, and in some cases a loyalty application as well. These fees are paid on a monthly basis and are recurring in nature for as long as the brand is utilizing the platform. The amount that a brand pays for the platform is calculated by the number of social media followers they have on different social networks.

Social Reality Innovations. Brands need new and innovative programs to stay ahead of the market. Our innovation group works with the world’s largest brands such as Sears, Macy’s, Toyota and others to develop mobile and social applications that become the standard for the market. These applications are a breeding ground for those applications that are then added to the GroupAd platform. We generate our revenue in this unit through the creation of custom programs. This includes conceptualizing, launching and managing these programs. Our fees are typically paid up front for these services. We also provide media services from this unit which include buying media to drive engagements to our custom built programs and to our GroupAd programs.

Going Concern

We reported net losses of approximately $655,000 for the six months ended June 30, 2013 and $1.26 million for 2012, we have an accumulated deficit of $1,913,735 since inception through June 30, 2013 and we have a deficit in working capital of $745,772 at June 30, 2013. The report of our independent registered public accounting firm on our financial statements for 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based on our 2012 loss and deficit in working capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

Revenue

Revenue increased 17% to $495,209 for the second quarter of 2013 as compared to $424,068 for the second quarter of 2012 but decreased 20% to $666,661 for the first half of 2013 as compared to $830,415 for the first half of 2012. We are in the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. We have seen month over month increases in the monthly recurring revenue model for our Social Reality Ad Exchange product and anticipate the same for our self-service GroupAd product. In the past we have experienced significant swings in quarterly revenue, due to the timing of the launch of large advertising programs from one quarter to the next. This was the case for the first quarter of 2012 in which we had a large program launch. While we cannot be certain of the success of our newly launched recurring revenue models we anticipate that they will provide for consistent month over month revenue growth and balance the spikes in revenue from one quarter to the next.

Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns totaled $154,143 and $424,068 for the second quarter of 2013 and the second quarter of 2012, respectively. Revenues from online advertising campaigns and programs to brand advertisers and advertising agencies and from sponsored and custom campaigns totaled $245,018 and $830,415 for the first half of 2013 and the first half of 2012, respectively. These revenues have decreased year over year due to the factors reported in the previous paragraph.

Revenue from our Social Reality Ad Exchange product totaled $314,066 for the second quarter of 2013, with none in second quarter of 2012. Revenue from our Social Reality Ad Exchange product totaled $394,643 for the first half of 2013, with none in first half of 2012. This product, which launched in January 2013, has experienced monthly growth rates of 70%, 130%, 17%, 56% and 96% for February, March, April, May and June, 2013, respectively. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from this product.

Revenue from our GroupAd product totaled $27,000 for the second quarter of 2013, with none in second quarter of 2012 and totaled $27,000 for the first half of 2013, with none in the first half of 2012.

Revenue recognized on a net basis has been generated primarily from traditional banner advertising and social engagement ads. We expect that in the future most, if not all, of our revenue will be recognized on a gross basis, as our future payments to websites will not be based on billings collected.

Cost of Revenue

Cost of revenue increased 27% for the second quarter of 2013 from the comparable period in 2012. Cost of revenue as a percent of revenue was 61% for the second quarter of 2013 compared to 56% for first quarter of 2012. Cost of revenue decreased 3% for the first half of 2013 from the comparable period in 2012. Cost of revenue as a percent of revenue was 61% for the first half of 2013 compared to 51% for first half of 2012. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 99% of cost of revenue for the second quarter of 2013 was attributable to payments to website publishers and others. The balance of our second quarter of 2013 cost was attributable to labor costs and project and application design costs. Approximately 94% of our second quarter of 2012 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Approximately 98% of cost of revenue for the first half of 2013 was attributable to payments to website publishers and others. The balance of our first half of 2013 cost was attributable to labor costs and project and application design costs. Approximately 82% of our first half of 2012 cost of revenue was attributable to payments to website publishers and others, with the balance attributable to labor costs and project and application design costs.

Operating Expenses

Operating expense decreased 21% for the second quarter of 2013 from the comparable period in 2012. Operating expense also decreased 15% for the first half of 2013 from the comparable period in 2012. Our operating expenses have decreased year over year as we have implemented cost cutting measures to conserve our available cash until revenues return to previous levels.

We expect that our operating expenses will increase again as our business grows and we devote additional resources towards promoting that growth.

Non-GAAP Financial Measures

We use Adjusted net income (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding certain additional non-cash expenses. We believe the presentation of Adjusted net income (loss) and Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of our business.

You should not consider Adjusted net income (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net income (loss) and Adjusted EBITDA is net income (loss). The following is a reconciliation of net income (loss) to Adjusted net income (loss) and Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2013	2012	2013	2012
Net income (loss)	$(278)	$(249)	$(655)	$(476)
plus:
Equity based compensation	46	21	93	60
Adjusted net income (loss)	$(232)	$(228)	$(562)	$(416)
Interest expense	127	—	166	—
Depreciation of property, plant and equipment	2	—	3	—
Adjusted EBITDA	$(103)	$(228)	$(393)	$(416)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2013 we had approximately $34,000 in cash and cash equivalents and a working capital deficit of $745,772, as compared to cash and cash equivalents of approximately $106,000 and a working capital deficit of $40,415 at December 31, 2012. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. Our current availability under the facility is $550,000. We can request an increase in the availability; however, any increase is subject to approval by the lender and there are no assurances the lender will grant our request. In addition, this line matures on August 22, 2013. On the due date of the note, so long as no event of default exists, and that no event has occurred that, with the passage of time, the giving of notice, or both, would constitute an event of default, we have the right to request an extension of the due date the note for one additional six month period. In such event, the lender is obligated to accept our request for the one time, six month extension, subject to execution by us of any documents or instruments reasonably requested by the lender to evidence such extension. We expect to request such an extension. During 2012 and 2011, we sold approximately $473,000, and $300,000, respectively, of our equity securities.

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

Net Cash Provided by Operating Activities

We used $385,573 of cash in our operating activities during the six months ended June 30, 2013 compared to $266,678 used by our operating activities for the six months ended June 30, 2012. The increase in cash used in operating activities was primarily attributable to a decrease in net collections on accounts receivable partially offset by a decreases in expenditures for prepayments, taxes and accounts payable and other liabilities.

Net Cash Used by Investing Activities

We used $18,000 for the purchase of furniture and equipment during the six months ended June 30, 2012, with no expenditures during the six months ended June 30, 2013.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2013 we received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $136,258 of the revolving credit facility.

During the six months ended June 30, 2012 we received $472,959 in cash from financing activities from the sale of equity interests.

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

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

———————

*

filed herewith

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

August 13, 2013	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer