Form 10-Q
period 2013-09-30
SOCIAL REALITY, Inc.
filed 2013-11-13
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,891,794 shares of Class A common stock and no shares of Class B common stock are issued and outstanding as of November 13, 2013.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward- looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•

our net loss,

•

our limited operating history,

•

our reliance on our relationships with Facebook and Google,

•

our dependence on a limited number of customers,

•

possible declines in Internet advertising,

•

our relationships with our publishers,

•

our ability to sufficiently protect our intellectual property,

•

our ability to effectively compete,

•

the dependence on our executives and the terms of the employment agreements with those executives,

•

the adverse impact of system failures,

•

existing or new government regulation,

•

challenges as a new public company and the requirement to comply with Federal securities laws,

•

the anti-takeover provisions of the Delaware statutes which may not be beneficial to our stockholders,

•

the application of penny stock rules to market transactions in our Class A common stock, and

•

the implications of our status as an emerging growth company.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Social Reality," "we," "our," 'Us," and similar terms refers to Social Reality, Inc., a Delaware corporation. In addition, "third quarter 2013" refers to the three months ended September 30, 2013, "third quarter 2012" refers to the three months ended September 30, 2012, "2012" refers to the year ended December 31, 2012, "2011" refers to the year ended December 31, 2011 and "2013" refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our websites at www.socialrealitv.com or www.groupad.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$145,818	$105,987
Accounts receivable, net of allowance for doubtful accounts of $0	481,101	53,821
Tax refunds receivable	-	38,000
Other current assets	5,402	5,000

Total current assets	632,321	202,808

Property and equipment, net of accumulated depreciation of $7,500 and $3,000	10,500	15,000

Deferred offering costs	14,539	-
Prepaid fees	1,333,247	58,834
Other assets	3,555	3,555

Total assets	$1,994,162	$280,197

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,097,516	$302,057
Note payable	371,297	-
Common stock put liability payable	175,000	-

Total current liabilities	1,643,813	302,057

Stockholders' equity (deficit)
Preferred stock, undesignated; authorized 49,800,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Preferred stock, Series 1; authorized 200,000 shares, $0.001 par value, 86,000 and no shares issued and outstanding, respectively	86	-
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 5,465,804 and 3,912,129 shares issued and outstanding, respectively	5,466	3,912
Class B common stock, authorized 9,000,000 shares, $0.001 par value, 9,000,000 and 9,000,000 shares issued and outstanding, respectively	9,000	9,000
Additional paid in capital	3,079,148	1,224,087
Accumulated deficit	(2,743,351)	(1,258,859)

Total stockholders' equity (deficit)	350,349	(21,860)

Total liabilities and stockholders' equity (deficit)	$1,994,162	$280,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Revenues	$853,338	$242,799	$1,519,999	$1,073,214
Cost of revenue	671,412	78,025	1,077,098	498,139

Gross profit	181,926	164,774	442,901	575,075

Operating expense	864,394	481,456	1,614,340	1,368,061

Loss from operations	(682,468)	(316,682)	(1,171,439)	(792,986)

Interest expense	(147,148)	-	(313,053)	-

Loss before provision for income taxes	(829,616)	(316,682)	(1,484,492)	(792,986)

Provision for income taxes	-	-	-	-

Net loss	$(829,616)	$(316,682)	$(1,484,492)	$(792,986)

Net loss per share, basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.06)

Weighted average shares outstanding	13,801,891	12,912,129	13,295,851	12,819,481

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Month Periods Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,484,492)	$(792,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	85,503	49,089
Stock based compensation	493,785	31,770
Amortization of debt issuance costs	274,737	-
Depreciation	4,500	1,500
Changes in operating assets and liabilities:
Accounts receivable	(427,280)	423,531
Prepaid expenses	-	(85,821)
Tax refunds receivable	38,000
Other current assets	(402)	200
Other assets	-	(3,555)
Accounts payable and accrued expenses	798,459	(178,246)
Deferred tax liability	-	(38,000)

Cash used in operating activities	(217,190)	(592,518)

Cash flows from investing activities:
Purchase of equipment	-	(18,000)

Cash used in investing activities	-	(18,000)

Cash flows from financing activities:
Proceeds from note payable, net	486,425	-
Repayments of note payable	(178,703)	-
Deferred offering costs	(14,539)	-
Debt issuance costs	(36,162)	-
Sale of common stock	-	472,959

Cash provided by financing activities	257,021	472,959

Net increase (decrease) in cash	39,831	(137,559)
Cash, beginning of period	105,987	221,664
Cash, end of period	$145,818	$84,105

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$37,318	$-
Cash paid for taxes	$(38,000)	$38,000

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$63,575	$-
Common and preferred stock issued as prepayment for services	$1,235,000	$-
Common stock warrant issued as prepayment for services	$124,916	$-
Common stock issued as payment of financing fee	$175,000	$-
Common stock issued as payment of accounts payable	$3,000	$-
Contribution of member interests (net assets) in Social Reality, LLC in exchange for common stock	$-	$575,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

Currently, our principal source of revenue is through the provision of inventory to real time bidding exchanges (RTB) through our network of website partners. We provide the service of yield optimization for these partners and deliver the highest possible price for inventory provided from our partners to the exchange.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

Social Reality is also an approved and accredited Facebook advertising network company. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook apps and large websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity. We also create custom applications for brands both large and small that leverage traffic on our partner sites to seed the applications to help them go viral.

We create these applications as custom programs and build them on a campaign by campaign basis as well as offer them on a managed or self-service subscription basis through our GroupAd platform. GroupAd allows brand marketers to select from a number of pre-created applications and then deploy them into their social media channels.

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

These interim financial statements as of and for the three and nine months ended September 30, 2013 and 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future period. All references to September 30, 2013 and 2012 in these footnotes are unaudited.

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

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and increase revenue. Our ability to continue to grow our revenues and market share has been bolstered by recently completed private offerings. As described in Note 4, Subsequent Events, in October 2013 and November 2013, we raised approximately $2.44 million in net proceeds through the sale of our securities. We used approximately $531,000 of these proceeds to pay off our note described in Note 2 and redeem certain shares we had issued it as additional compensation under the terms of the credit agreement. The balance of the proceeds provides sufficient working capital to us for at least 12 months based upon our level of current operations.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies. (Continued)

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

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Revenue is recognized on a gross basis, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

In the past, certain of our revenues from certain sales of targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies were recognized on a net basis as the payments to the websites on which the advertising is placed for these specific transactions were based on cash actually collected from the advertisers and agencies, rather than the actual fees billed to the advertisers and agencies.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of September 30, 2013 and December 31, 2012. The Company usually does not require collateral.

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

At September 30, 2013, our RTB exchange service provider accounted for more than 10% of the accounts receivable balance, for a total of 88%. For the nine months ended September 30, 2013 no one customer accounted for 10% or more of total revenue. However, 79% of our revenue was collected and paid to us by our RTB exchange service provider. For the nine months ended September 30, 2012 four customers accounted for 84% of total revenue (of which $200,000, or 19%, was from a related party).

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, note payable and put liability payable, are carried at historical cost. At September 30, 2013 and December 31, 2012 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies. (Continued)

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 1,629,001 and 185,000 common share equivalents at September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013 and 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Note Payable.

Termination Agreement:

During October 2013 we paid all amounts due under the credit facility with TCA Global Credit Master Fund, LP (the "Lender" or “TCA”) described below, aggregating $550,000. Following the repayment of the credit facility, in October 2013 we entered into a Termination Agreement with TCA whereby we terminated the Amended Credit Agreement and all of our obligations thereunder. As part of this Termination Agreement, we also redeemed the 174,010 shares issued to TCA pursuant to the credit facility, thereby terminating any obligations under the make whole provisions of the Termination Agreement. We paid TCA $175,000 to redeem the shares.

Credit Facility:

Effective February 22, 2013, the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (the "Lender" or “TCA”). Pursuant to the Credit Agreement, the Lender agreed to loan up to $5,000,000 for working capital purposes. A total of $300,000 was funded by Lender in connection with the closing and we received net proceeds of $257,850. The amounts borrowed pursuant to the Credit Agreement were evidenced by a revolving promissory note (“Revolving Note”), the repayment of which was secured by a security agreement (“Security Agreement”) executed by the Company. Pursuant to the Security Agreement, the repayment of the Revolving Note was secured by a security interest in substantially all of our assets in favor of Lender. The initial Revolving Note in the amount of $300,000 was due and payable along with interest thereon on August 22, 2013, unless extended an additional six months so long as no Event of Default has occurred, and bore interest at the rate of 18% per annum.

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

We also agreed to pay Lender a fee of $100,000, payable in the form of 99,010 shares of Class A common stock (the “Facility Fee Shares”). In the event that Facility Fee Shares were sold for less than $100,000, we were required to pay Lender the balance of $100,000 less the amount of proceeds from the sale or, alternatively, issue additional shares in an amount as to reach the $100,000 aggregate. Because of the potential of the transfer of assets to settle this fee, we have recorded $100,000 as a liability on the balance sheet at September 30, 2013 (see Termination Agreement above).

In total, we incurred costs aggregating $166,633, including the amount allocated to the Facility Fee Shares. These costs are being amortized over the term on the note. During the three and nine months ended September 30, 2013 we have amortized $48,525 and $166,633, respectively, of these costs as interest expense and the costs have been fully amortized at September 30, 2013.

Credit Facility Amendment:

On June 11, 2013, we entered into the First Amendment to Credit Agreement (the “Amended Credit Agreement”) which increased our credit line to $550,000. The amounts borrowed pursuant to the Amended Credit Agreement were evidenced by a convertible Replacement Revolving Note in the principal amount of $550,000 (the “ Amended Revolving Note ”), due August 22, 2013, which amended, restated and replaced the initial revolving note delivered TCA in February 2012.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 2 – Note Payable. (Continued)

The Amended Revolving Note also included a new make-whole provision. In the event TCA should elect to convert the note pursuant to its terms, and if upon the sale of those shares of our Class A common stock it did not realize net proceeds equal to the principal amount and accrued interest due under the note so converted, we were obligated to issue TCA additional shares of our Class A common stock at a per share price equal to the average volume weighted price of our Class A common stock during the five business days before the notice of conversion.

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

We also paid TCA an advisory fee of $75,000 which was paid through the issuance of 75,000 shares of our Class A common stock (the “Advisory Shares”). In the event TCA did not receive at least $75,000 in net proceeds from the sale of those Advisory Shares, we were obligated to issue TCA additional shares of our Class A common stock in an amount sufficient that, when sold, provided net proceeds to TCA equal to the $75,000 advisory fee. Because of the potential of the transfer of assets to settle this fee, we have recorded $75,000 as a liability on the balance sheet at September 30, 2013 (see Termination Agreement above).

In total, we incurred costs aggregating $108,104, including the amount allocated to the Advisory Shares. These costs are being amortized over the term of the note. During the three and nine months ended September 30, 2013 we have amortized $78,487 and $108,104, respectively, of these costs as interest expense and the costs have been fully amortized at September 30, 2013.

Note 3 – Stockholders’ Equity.

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

Preferred Stock

On August 16, 2013 the Board of Directors of Social Reality, Inc. approved a Certificate of Designations, Rights and Preferences pursuant to which it designated a series consisting of 200,000 shares of its blank check preferred stock as Series 1 Preferred Stock. The designations, rights and preferences of the Series 1 Preferred Stock are as follows:

•	each share has a stated and liquidation value of $0.001 per share,
•	the shares do not pay any dividends, except as may be declared by our Board of Directors, and are not redeemable,
•	the shares do not have any voting rights, except as may be provided under Delaware law,
•	each share is convertible into 10 shares of our Class A common stock, subject to customary anti-dilution provisions in the event of stock splits, recapitalizations and similar corporate events, and
•

the number of shares of Series 1 Preferred Stock, as well as the number of shares of Class A common stock issued upon a conversion of shares of Series 1 Preferred Stock, that a holder may sell, transfer, assign, hypothecate or otherwise dispose of (collectively or severally, a “Disposition”) at any one time shall be limited to an amount which is pari passu to any Disposition of Class A common stock by either Christopher Miglino and/or Erin DeRuggerio, executive officers and directors of our company. Notwithstanding anything contained in the designations, the holder of Series 1 Preferred Stock is not obligated to make any Dispositions of Series 1 Preferred Stock or Class A common stock issued upon the conversion of Series 1 Preferred Stock.

During August 2013 we issued 86,000 shares of Series 1 Preferred Stock, valued at $817,000, pursuant to a consulting agreement with a three year term. We will expense the value of the shares over that three year period. During three and nine months ended September 30, 2013, we recorded expense of $34,042.

Common Stock

During January 2013 we issued 5,000 shares of Class A common stock, valued at $5,000, as payment for legal services.

During February 2013 we issued 51,665 shares of Class A common stock upon the vesting of common stock awards.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 3 – Stockholders’ Equity. (Continued)

During February 2013 we issued 99,010 shares of Class A common stock pursuant to the revolving credit facility agreement described above.

During June 2013 we issued 75,000 shares of Class A common stock pursuant to the revolving credit facility agreement described above.

During August 2013 we issued 440,000 shares of Class A common stock, valued at $418,000, pursuant to a consulting agreement with a three year term. We will expense the value of the shares over that three year period. During three and nine months ended September 30, 2013, we recorded expense of $17,417.

During August 2013 we issued 300,000 shares of Class A common stock, valued at $285,000, to a director upon his appointment to the board. We have expensed the value of the shares upon grant.

During August 2013 we issued 30,000 shares of Class A common stock, valued at $28,500, as payment for consulting services.

During August 2013 we issued 550,000 shares of Class A common stock pursuant to a restricted stock award.

Stock Awards

During January 2013 we granted an aggregate of 50,000 Class A common stock awards to two employees. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2013 we recorded $12,500 and $37,500, respectively, of compensation expense related to these awards.

On April 1, 2013 we granted 25,000 Class A common stock awards to a contract employee. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2013, we recorded $6,250 and $12,500 of compensation expense related to this award.

On August 16, 2013 we issued 550,000 shares of Class A common stock pursuant to a restricted stock award to an employee. Of this award, 45,833 shares vested upon grant and the balance will vest quarterly over 2.75 years. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2013, we recorded $65,313 of compensation expense related to this award.

During the three and nine months ended September 30, 2013 we recorded expense of $14,938 and $41,051, respectively, related to stock awards granted in 2012. Unvested 2012 awards of 3,334 shares were forfeited in 2013.

Stock Options and Warrants

During January 2013 we granted an aggregate of 106,500 Class A common stock options to three employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $ 1.00 per share and a term of five years. These options have a grant date fair value of $0.28 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 40%; and (4) an expected life of the options of 3 years. We have recorded an expense for the employee options of $2,485 and $7,455 for the three and nine months ended September 30, 2013, respectively.

During February 2013 we granted 12,000 Class A common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $ 0.23 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 40%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $690 and $1,840 for the three and nine months ended September 30, 2013, respectively.

On April 1, 2013 we granted 50,000 Class A common stock options to a director. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the director options of $1,194 and $2,388 for the three and nine months ended September 30, 2013, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 3 – Stockholders’ Equity. (Continued)

On April 1, 2013 we granted an aggregate of 100,000 Class A common stock options to two non-employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. During the three and nine months ended September 30, 2013 we have recorded an expense of $3,276 and $5,621, respectively, related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 1.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 51%; and (4) an expected life of the options of 4.75 years.

During the three and nine months ended September 30, 2013 we recorded expense of $109 and $1,617, respectively, related to stock options granted in 2012. Unvested 2012 options of 20,000 options were forfeited in 2013.

On August 22, 2013 we granted an aggregate of 250,000 Class A common stock warrants pursuant to an agreement for investment banking services to be provided over a three year period. The warrants vested upon grant. The exercise price of the warrants will equal the exercise price of warrants subsequently issued in an organized distribution of our securities; provided, however, that if no such organized distribution occurs within twelve months from the date of the agreement, the exercise price of the warrant shall be at an exercise price equal to $0.75 per share. These warrants have a grant date fair value of $124,916, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 52%; (4) an expected life of the warrants of 5 years; and (5) an exercise price of $0.75 per share. We have recorded an expense for the warrants of $4,627 for the three and nine months ended September 30, 2013, respectively.

Note 4 – Subsequent Events

On October 4, 2013, 9,000,000 shares of our Class B common stock was converted into an aggregate of 9,000,000 shares of our Class A common stock pursuant to the terms of the Class B common stock as set forth in our Certificate of Incorporation.

Between October 8, 2013 and October 30, 2103 we sold an aggregate of 4,587,940 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $2,293,970. We also issued 212,206 units to our placement agent as payment of $106,030 of fees and expenses. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock, resulting the issuance of 4,800,000 shares of our Class A common stock and Class A Common Stock Purchase Warrants to purchase an additional 2,400,000 shares of our Class A common stock. T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering. In addition to the 212,206 units referenced above, we paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $181,976 and issued it three year warrants to purchase 480,000 of our Class A common stock at an exercise price of $1.00 per share. We used a portion of the net proceeds to satisfy our revolving note due TCA and to redeem the Facility Fee Shares and the Advisory Shares and we are using the balance of the net proceeds for general working capital.

If we fail to timely file the registration statement described below, if the registration statement is not declared effective by the SEC within 90 days of its filing date, or at any time thereafter during the exercise period of the warrants there is not an effective registration statement, then the warrants may also be exercised on a cashless basis. We also have the right to call the warrants under certain circumstances.

The purchase price of the units and the exercise price of the warrants are subject to a full ratchet anti-dilution adjustment in the event that we issue additional equity or equity-linked securities at a purchase price that is less than the applicable purchase price per unit or the exercise price of the warrant for a period of one year from the final closing of this offering, subject to certain exclusions. We agreed to file a registration statement with the SEC within 60 days from October 30, 2013 registering for resale all of the shares of our Class A common stock issuable upon the exercise of the warrants included in the units sold in this offering. We are subject to payment to the purchasers of the units registration rights penalties if we do not timely file this registration statement or if the registration statement is not declared effective by the SEC within 90 days of its filing date.

During October 2013 we paid all amounts due under the Amended Revolving Note, aggregating $550,000. On October 31, 2013 following the repayment of the Amended Revolving Note, in October 2013 we entered into a Termination Agreement with TCA whereby we terminated the Amended Credit Agreement and all of our obligations thereunder. As part of this Termination Agreement, we also redeemed the 174,010 shares issued to TCA as the Facility Fee Shares and the Advisory Shares, thereby terminating any obligations under the make whole provisions of the Termination Agreement. We paid TCA $175,000 to redeem the shares.

On October 28, 2013 we granted an aggregate of 107,000 Class A common stock options to employees. The options have an exercise price of $1.00 per share and will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 4 – Subsequent Events (Continued)

On October 29, 2013 we entered into a consulting agreement with Siskey Capital, LLC pursuant to which we engaged the company to provide certain consulting services to us under the terms of an agreement expiring in July 2016. As compensation, we issued the consultant 150,000 shares of our Class A common stock and 35,000 shares of our Series 1 Preferred Stock.

In November 2013 we sold an additional 650,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act which were identical to the units sold in the October 2013 offering. We received gross proceeds of $325,000. We did not pay any commissions or finder’s fees in this offering. We are using the proceeds for general working capital.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward- looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2012, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

Overview — Summary of our business in order to provide context for the remainder of MD&A.

Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Results of Operations — Analysis of our financial results comparing the three and nine month periods ended September 30, 2013 to the comparable periods of 2012.

Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

Overview

We have developed technology that allows brands to launch and manage digital advertising campaigns and that allows website publishers to sell their inventory to a number of digital adverting buyers.

Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The three core elements of our business are:

Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side representation. Our technology assists publishers in delivering their inventory to the RTB exchanges. Our tools provide reporting to these publishers about the sales of their inventory on theses exchanges. We assist publishers in maximizing their yield and thus maximizing the revenue they generate. We contract with web and mobile publishers to sell their inventory on the RTB exchanges. This consists of contacting the publishers and having them sign up on our portal to become one of our publishing partners. Once they sign up, the traffic they deliver is evaluated; once the site is approved, we provide them with assets that allow us to deliver advertising to their approved sites or applications. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. GroupAd allows brand marketers to select from a number of pre-created applications, and then launch these applications on their social media sites. GroupAd also provides an online loyalty program that rewards users for being brand advocates. GroupAd allows brands to identify who their brand advocates are and then provide the brands the tools to communicate and reward the advocates. This platform is currently provided on a managed basis, whereby large advertisers and their agencies contract with us to manage their programs utilizing the GroupAd technology. We generate revenue from GroupAd from brands who license the platform from us on a managed basis and on a self-service basis to deliver a social media application, and, in some cases a loyalty application as well. These fees are paid on a monthly basis and are recurring in nature for as long as the brand is utilizing the platform. The amount that a brand pays for the platform is calculated by the number of social media followers they have on different social networks.

Social Reality Innovations. Brands need new and innovative programs to stay ahead of the market. Our innovation group works with brands large and small to develop mobile and social applications that become the standard for the market. These applications are a breeding ground for those applications which are then added to the GroupAd platform. We generate our revenue in this unit through the creation of custom programs. This includes conceptualizing, launching and managing these programs. We also provide media services from this unit which includes buying media to drive engagements to our custom built programs and to our GroupAd programs.

In 2012 we began the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. During the first quarter of 2013 we launched our SRAX product. As a result, we reported a 251% increase in our revenues for the third quarter of 2013 from the comparable period in 2012, and a 42% increase for the comparable nine month periods.  The significant increase in our revenues is primarily attributable to our efforts to build our Ad Exchange business and we have seen month over month increases in the monthly recurring revenue model from this product as well as our self-service GroupAd product. We expect our revenues will continue to increase during the balance of 2013 and into 2014, both as a result of an increased customer base in both our SRAX and GroupAd products. We have recently increased our sales team fourfold and anticipate that this increase in our sales team and marketing efforts will accelerate the revenue growth for the company. We have also increased our technical resources and we anticipate that this will enable us to bring enhanced revenue generating projects to market more rapidly.

Our ability to continue to grow our revenues and market share has been bolstered by recently completed private offerings. As described later in this report, in October 2013 and November 2013, we raised approximately $2.44 million in net proceeds through the sale of our securities. We used approximately $531,000 of these proceeds to pay off the note to TCA and redeem certain shares we had issued it as additional compensation under the terms of the credit agreement.  The balance of the proceeds provides sufficient working capital to us for at least 12 months, based upon our level of current operations and we now have funds to expand our sales team and aggressively market our technology and services.

Critical Accounting Policies

Our MD&A is based on our unaudited condensed financial statements, which have been prepared in accordance GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition.

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Revenue is recognized on a gross basis, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Accounts receivable allowances.

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses our accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

Use of estimates.

GAAP requires our management to make estimates and assumptions in the preparation of these unaudited condensed financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Results of Operations

Revenue

We currently derive our revenues from the:

•

sale of inventory from our publishing partners on our SRAX real-time bidding, or RTB, exchanges,

•

licensing of our GroupAd platform on a managed and self-service basis,

•

sale of media and custom applications to drive engagement to our GroupAd programs, and

•

creation of custom programs for both large and small brands.

Overall, our revenues increased 251% for the third quarter of 2013 and 42% for the nine months ended September 30, 2013 as compared to the 2012 periods.

We launched our Social Reality Ad Exchange product in January 2013, and since its launch this product has consistently experienced growth rates.  The quarter over quarter growth rates for this product were 290% and 155% for the second and third quarters of 2013, respectively. This growth can be attributed to the company’s continued sales efforts to establish long term relationships with publishing partners. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from this product.

Cost of revenue

Our gross margins have changed during the 2012 and 2013 comparable periods as a result of the transition of our revenue model. Cost of revenue as a percent of revenue was 79% for the third quarter of 2013 compared to 32% for third quarter of 2012, and 71% for the nine months ended September 30, 2013 compared to 46% for nine months ended September 30, 2012. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. We become obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 99% of cost of revenue for the third quarter of 2013 and the nine months ended September 30, 2013 was attributable to payments to website publishers and others. We did not have comparable costs in the 2012 periods as a result of the different sources of revenues.  The balance was attributable to labor costs and project and application design costs.  We expect that our gross margins will remain in the range reported during 2013 in future periods.

Operating expense

Operating expense increased 80% for the third quarter of 2013 from the comparable period in 2012, and 18% for the nine months ended September 30, 2013 from the comparable period in 2012.  Included in our operating expenses for both the three and nine months ended September 30, 2013 are significant amounts of non-cash expenses associated with stock based compensation. These amounts are related to costs associated with various consultants we have engaged to assist our company in its growth efforts.  Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016.  The balance of our other operating expenses includes salaries and general overhead expenses.  These other operating expenses have decreased overall following the implementation of cost cutting measures to conserve our available cash during the transition of our revenue model.  During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggiero, our executive officers, each agreed to a temporary reduction in their annual base salary to $60,000 until such time as we have sufficient cash resources to return their compensation to a level that is in line with the company’s revenue growth. We are currently assessing partial reinstatements of the reductions.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Interest expense

Interest expense in the three and nine months ended September 30, 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, L.P.  As described later in this report, we paid off the note and terminated this facility in October 2013.  Accordingly, interest expense will decline in the fourth quarter of 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2013	2012	2013	2012
Net income (loss)	$(830)	$(317)	$(1,484)	$(793)
plus:
Equity based compensation	486	21	579	81
Adjusted net income (loss)	$(344)	$(296)	$(905)	$(712)
Interest expense	147	—	313	—
Depreciation of property, plant and equipment	2	—	5	—
Adjusted EBITDA	$(195)	$(296)	$(587)	$(712)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2013 we had approximately $146,000 in cash and cash equivalents and a working capital deficit of $1,011,492, as compared to cash and cash equivalents of approximately $106,000 and a working capital deficit of $99,249 at December 31, 2012. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. At September 30, 2013 our current availability under the facility was $550,000. During October 2013 we repaid all amounts due under this credit facility.  Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.  These subsequent events will positively impact our balance sheet in the fourth quarter of 2013.

Our accounts receivable has increased substantially at September 30, 2013 from December 31, 2012 and reflects both our increased revenues and the impact of the transition of our revenue model.

Subsequent to September 30, 2013 we closed two private placements which generated $2,618,970 in gross proceeds to us.  Between October 8, 2013 and October 30, 2103 we sold an aggregate of 4,587,940 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $2,293,970. We also issued 212,206 units to our placement agent as payment of $106,030 of fees and expenses. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock, resulting the issuance of 4,800,000 shares of our Class A common stock and Class A Common Stock Purchase Warrants to purchase an additional 2,400,000 shares of our Class A common stock. T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering. In addition to the 212,206 units referenced above, we paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $181,976 and agreed to issue it three year warrants to purchase 480,000 of our Class A common stock at an exercise price of $1.00 per share.

In November 2013 we sold an additional sold an aggregate of 650,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units, which were identical to the units sold in the October 2013 offering, were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $325,000. We did not pay any commissions or finder’s fees in this transaction.

Net Cash Provided by Operating Activities

We used $217,190 of cash in our operating activities during the nine months ended September 30, 2013 compared to $592,518 used by our operating activities for the nine months ended September 30, 2012. The decrease in cash used in operating activities was primarily attributable to a decrease in net loss (after adjusting for non-cash expenses) and decreases in expenditures for prepayments, taxes and accounts payable and other liabilities, all partially offset by a decrease in net collections on accounts receivable.

Net Cash Used in Investing Activities

We used $18,000 for the purchase of furniture and equipment during the nine months ended September 30, 2012, with no expenditures during the nine months ended September 30, 2013.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2013 we received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $178,703 of the revolving credit facility. We also paid costs of $14,539 related to the sale of our securities that occurred in October 2013.

During the nine months ended September 30, 2012 we received $472,959 in cash from financing activities from the sale of equity interests.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 22, 2013 we issued T.R. Winston & Company, LLP a warrant to purchase 250,000 shares of our Class A common stock valued at $124,916 as compensation under the terms of an Investment Banking Agreement described later in this section.  The recipient was an accredited investor and the shares were issued in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

On October 28, 2013 we granted options to purchase an aggregate of 107,000 shares of our Class A common stock as grants under our 2012 Equity Compensation Plan 19 of our employees as additional compensation for their services. The options were issued under an exemption provided by Section 12h-1(g) of the Securities Exchange Act of 1934.

On October 29, 2013 we issued an accredited investor 150,000 shares of our Class A common stock and 35,000 shares of our Series 1 Preferred Stock valued at an aggregate of $500,000 as compensation for consulting services to us under the terms of an agreement described later in this report. The recipient was an accredited investor and the shares were issued in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In November 2013 we sold an aggregate of 650,000 units of our securities to eight accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units, which were identical to the units sold in our October 2013 private placement, were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $325,000. We did not pay any commissions or finder’s fees in this transaction. We are using the proceeds for general working capital.  We granted these purchasers the same registration rights as were granted the purchasers of units in our October 2013 private placement.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On August 22, 2013 we entered into an Investment Banking Agreement with T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, pursuant to which we engaged the firm to provide investment banking services to us.  As compensation, we issued the firm a three year warrant to purchase 250,000 shares of our Class A common stock at an exercise price of $1.00 per share.  The firm subsequently served as the placement agent in our October 2013 offering.

On October 29, 2013 we entered into a consulting agreement with Siskey Capital, LLC pursuant to which we engaged the company to provide certain consulting services to us.  As compensation, we issued the consultant 150,000 shares of our Class A common stock and 35,000 shares of our Series 1 Preferred Stock valued at an aggregate of $500,000.  The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.  Siskey Capital, LLC is an affiliate of Carolina Preferred Investment Investments, LLC, a principal stockholder of our company.

On October 31, 2013 we entered into a Termination Agreement with TCA Global Credit Master Fund, L.P. pursuant to which we terminated the revolving credit facility with the lender.  As a provision of the Termination Agreement, we redeemed 174,010 shares of our Class A common stock previously issued to the lender as compensation under the agreement for $175,000 in full satisfaction of the make-whole rights granted the lender under the credit agreement.  Following this redemption, the shares are being returned to the status of authorized but unissued shares of our Class A common stock.

ITEM 6.

EXHIBITS.

No.	Description
4.5	Warrant dated August 22, 2013 issued to T.R. Winston & Company, LLC under the terms of the Investment Banking Agreement *
10.14	Termination Agreement dated October 31, 2013 by and between Social Reality, Inc., TCA Global Credit Master Fund, L.P. and Pearlman Schneider LLP *
10.15	Investment Banking Agreement dated August 22, 2013 by and between Social Reality, Inc. and T.R. Winston & Company, LLC *
10.16	Consulting Agreement dated October 29, 2013 by and between Social Reality, Inc. and Siskey Capital, LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

———————

*

filed herewith

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 13, 2013	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, Chief Financial Officer