Form 10-K
period 2013-12-31
SOCIAL REALITY, Inc.
filed 2014-03-27
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________
COMMISSION FILE NUMBER: 000-54966

SOCIAL REALITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA  90013

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (323) 601-1145

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Class A common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,470,000 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 20,880,462 shares of Class A common stock are issued and outstanding as of March 13, 2014.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue to increase our revenues and report profitable operations;
•	our history of losses;
•	our limited operating history;
•	risks associated with loss to access to the Facebook platform;
•	our recent transition off of the Google ADX Platform.
•	risks associated with loss of access to RTB inventory buyers;
•	new and untested technologies we are deploying;
•	our dependence on a small number of customers;
•	continued appeal of Internet advertising;
•	our dependence on our publishers;
•	our ability to effectively compete;
•	costs associated with being a publicly-held company;
•	reduced disclosure requirements of an emerging growth company;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock; and
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation. In addition, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialreality.com or www.groupad.com is not part of this report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We develop platforms that automate the digital advertising market. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of media inventory owned by our publishing partners on real-time bidding, or RTB, exchanges;
•	licensing of our GroupAd platform on a managed and self-service basis;
•	sale of media to drive engagement to our GroupAd programs; and
•	creation of custom programs for large brands.

SRAX – Real Time Bidding sell side representation. Our technology assists publishers in delivering their media inventory to the RTB exchanges. An RTB exchange is a method of selling and buying online display advertising in real time, one ad impression at a time, utilizing computer algorithms to automatically buy and sell ads in real-time. Our tools provide reporting to these publishers about the sales of their media inventory on theses exchanges. We believe that our tools assist publishers in maximizing the revenue they generate. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges. This consists of contacting the publishers and having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud potential; once the site is approved, we provide the publisher with technology that allow us to deliver advertising to their approved sites or applications. This includes providing the partner with technology from our advertising server that they then place onto their webpage. This “tag” allows us to fill advertising space on the publisher’s website when we have an advertiser that would like to buy the space. Our platform presents all of the media inventory from our publishing partners to many different buyers at the same time, and then those buyers have the ability to bid on the inventory. Our system then takes the highest price offered and sells the space to that bidder. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. GroupAd allows brand marketers to select from a number of pre-created applications, and then launch these applications on their social media sites. GroupAd also provides an online loyalty program that rewards users for being brand advocates, and it allows brands to identify who their brand advocates are and then provide the brands the tools to communicate and reward the advocates. Generally, a brand advocate is a customer who talks favorably about a brand or product, and then passes on positive word-of-mouth messages about the brand to other people. This platform is currently provided on a managed basis, whereby large advertisers and their agencies contract with us to manage their programs utilizing the GroupAd technology, and on a self-service basis that allows both large and small brands to launch programs on their own, and manage these programs accordingly. We generate revenue from GroupAd from brands who license the platform from us to deliver a social media application, and in some cases a loyalty application as well. These fees are paid on a monthly basis and are recurring in nature for as long as the brand is utilizing the platform. The amount that a brand pays for the platform is calculated by the number of social media followers they have on different social networks.

Social Reality Innovations. It is generally recognized that brands need new and innovative programs to stay ahead of the market. Our innovation group works with the world’s largest brands such as Sears, Macy’s, Toyota, Novartis and others to develop mobile and social applications that become the standard for the market. One example is the 2013 launch of the Toyota Halftime Handoff applications where users select a number of charities to receive a donation from Toyota. Another is the 2013 launch of the Macy’s build your apartment program, where users had the ability to build a virtual apartment in New York, Los Angeles and Chicago. These applications are a breeding ground for those applications that are then added to the GroupAd platform. We generate our revenue in this unit through the creation of custom programs. This includes conceptualizing, launching and managing these programs. Our fees are typically paid up front for these services. We also provide media services from this unit which include buying media on websites and Facebook to drive engagements to our custom built programs and to our GroupAd programs.

Marketing and sales

We market our services through our in house sales team, which is divided into two distinct activities. One group is responsible for brand advertisers and the other is responsible for publisher acquisition and management. Our in house marketing is focused on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team. We also attend industry specific events such as AdTech, Saleforce annual events and local events in Los Angeles and New York.

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

We sell our services to direct marketers, brand advertisers and advertising agencies that service these brands. We assist these customers with establishing, managing and/or expanding their presence on social media sites and Facebook applications. The services which we offer our customers include conceptualization of social media campaigns, the implementation and management of these campaigns and the underlying reporting needed to measure the success of the campaign. We also provide distribution of the campaigns we create through our publishing partners. In connection with these activities, we measure the effectiveness of the campaigns through a variety of predefined key performance indicators, or KPI, of each individual program. We also assist in managing and optimizing these campaigns by consistently monitoring the KPI in relation to each of our publishing partners’ sites in order to achieve the greatest value for our advertisers. Our advertisers typically retain our services on a campaign by campaign basis.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.

Competition

We operate in a highly competitive environment. Our competitors include companies who focus on the RTB market and companies that are focused on providing social media applications on a managed and self-service basis. We believe we compete based on both our ability to assist our customers to obtain the best available prices as well as our excellent customer service. The barrier to entry to our industry is low. We believe that in the future we will face increased competition from these companies as their expand operations as well as new entrants to our industry. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our company. No assurance can be given that increased competition will not have an adverse effect on our company.

Government Regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view ads or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

The Credit Card Accountability, Responsibility and Disclosure Act, or CARD Act, as well as the laws of most states, contains provisions governing product terms and conditions of gift cards, gift certificates, stored value or prepaid cards or coupons. The CARD Act and its implementing regulations concerning prepaid cards or coupons located in Regulation E are administered by the Consumer Financial Protection Bureau, which was formed as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Our users communicate across social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, the CAN-SPAM Act establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The FTC is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading email header information;
•	prohibiting the use of deceptive subject lines;
•

ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•	requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and
•	requiring that the sender include a valid postal address in the email message.

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

With respect to text message campaigns, for example, the CAN-SPAM Act and regulations implemented by the FCC pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. We, our users and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business.

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

Employees

At March 17, 2014 we had 53 full-time employees. There are no collective bargaining agreements covering any of our employees.

Our history

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

Risks Related to our Business

There are no assurances we will be able to continue to increase our revenues in future periods or report profitable operations.

In 2012 we began to transition our business from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. As a result, we reported a 205% increase in our revenues for 2013 as compared to 2012. The significant increase in our revenues is primarily attributable to our efforts to build our Ad Exchange business and we have seen month over month increases in the monthly recurring revenue model from this product as well as our self-service GroupAd product. Our operating expenses have increased 44% for 2013 as compared to 2012. While we expect that our revenues will continue to increase into 2014, there are no assurances that these expectations will prove out or that we will be able to generate sufficient revenues to fund our operating expenses. While we have sufficient working capital to fund our operations for at least the next 12 months following our recent capital raises, we will use these cash resources to pay costs until such time, as ever, that we increase our revenues to a level to fund our operating expenses. Absent a continued significant increase in our revenues, we do not expect to report profitable operations.

We have a history of losses.

We incurred a net loss of $1,747,440 for the year ended December 31, 2013 and have an accumulated deficit of $3,006,299 at December 31, 2013. While we recently raised $3.7 million in gross proceeds in three private offerings which we believe provides sufficient working capital for our needs for at least the next 12 months, we anticipate that our operating expenses will continue to increase and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations.

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

If we were to lose access to the Facebook platform, our business will suffer.

Facebook currently provides access to companies to build applications on their platform. We have built our GroupAd platform to use the Facebook application programming interface, or API’s. The loss of access to the Facebook platform would harm our business and adversely affect the value of our Class A common stock. We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform. Facebook reserves the right to change these terms and conditions at any time. Our business would be harmed if Facebook:

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

We have recently changed our primary ad server from Google to our proprietary platform. Our change in this technology is untested, has adversely impacted our revenues in the first quarter of 2014 and we are not certain we will be able to maintain the revenues we generated running on the Google ADX platform.

We initially built our technology that runs our SRAX RTB business utilizing Google’s API’s. In the fourth quarter of 2013 we started the development of our own platform that allowed us to bring multiple demand partners into one system. Our intent has been to change to our own proprietary system that reduces our reliance on any one demand partner or exchange. During the first quarter of 2014 we made this transition, which caused downtime between ending our reliance on Google ADX and launching our proprietary platform. During this period, our revenue was materially adversely impacted. While we do not expect any additional adverse impacts from the transition off the Google ADX platform, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect. In addition, our revenues increased significantly quarter over quarter in the third and fourth quarters of 2013 during which time we were utilizing the Google ADX. We are unable to determine at this time what long-term impact, if any, both the downtime during this transition and the usage of our proprietary platform will have on our revenues for 2014 and it is possible that we will not experience the same level of quarter over quarter growth.

If we lose access to RTB inventory buyers our business may suffer.

In an effort to reduce our dependency on any one provider of advertising demand in the first quarter of 2014 we created a platform that utilizes feeds from a number of demand sources for our inventory. We believe that our proprietary technology assists us in aggregating this demand, as well as providing the tools needed by our publishing partners to evaluate and track the effectiveness of the demand that we are aggregating for them. In the event that we lose access to a majority of this demand, our revenues would be impacted and our results of operations would be materially adversely impacted until such time as we could secure alternative sources of demand for our inventory.

Our efforts to move to our proprietary technology are new and untested.

In our efforts to move to our own proprietary technology we are creating certain risks which may or may not result in sustained revenue. While moving to a proprietary system alleviates us from the dependence on a single system, it increases the risk that we may experience unforeseen issues. While we believe that this approach is the best for the business in the long run, this strategy has resulted in a decrease in revenues in the first quarter of 2014.

Historically, a small number of customers have generated a majority of our revenue.

Our growth depends on our ability to develop and manage ongoing and recurring marketing and promotional campaigns. For 2012, four customers accounted for 81% of our revenues, including one related party customer that represented 18% of our 2012 revenues. For 2013, our RTB exchange provider collected 87% of our revenues for us. Subsequent to 2014, as a result of the termination of our agreement with Google, we are no longer dependent upon the one RTB exchange provider. As this shift in dependence is relatively recent, there are no assurances we will be able to successfully lessen our dependence on a limited number of customers and successfully attract and retain a significant number of recurring customers, our market share, reputation and financial results will be harmed.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including:

•	a decline in the rates we can charge for advertising and our promotional activities;
•	our inability to create applications for our customers;
•	Internet advertisements and promotions are, by their nature, limited in content relative to other media;
•	companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;
•	companies may prefer other forms of Internet advertising and promotions that we do not offer; and,
•	regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

Our success is dependent upon our ability to effectively expand and manage our relationships with our publishers.

We do not generate our own media inventory. Accordingly, we are dependent upon our publishing partners to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. These relationships are based on both written agreements and project by project orders. Our growth depends, in part, on our ability to expand and maintain our publisher relationship within our network and to have access to new sources of media inventory such as new partner websites and Facebook that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services.

If we fail to compete effectively against other Internet advertising companies, we could lose customers or media inventory and our revenue and results of operations could decline.

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part, because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for our products and services, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer cost-per click, or CPC, pay-per-click and CPE services. We compete in the performance-based marketing segment with CPE and CPC performance-based companies, and with other large Internet display advertising networks. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or media inventory and our revenue and results of operations could decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile in the event that a market ever develops. In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and, as a result, we are required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risk related to our Class A common stock

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

The two class structure of our common stock could have the effect of concentrating voting control with a limited group.

Our authorized capital includes two classes of common stock which have different voting rights. Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. The shares of our Class B common stock were originally held by two of our executive officers who were the founders of our company, but these shares were converted into shares of our Class A common stock in October 2013. While there are presently no shares of Class B common stock outstanding, in the future our Board could choose to issue shares to one or more individuals or entities. As a result of the voting rights associated with the Class B common stock, those individuals or entities could have significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated voting control could limit your ability to influence corporate matters and could adversely affect the price of our Class A common stock.

Our Class A common stock is a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Class A common stock is considered a “penny stock” and is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our Class A common stock. If our Class A common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The exercise of outstanding warrants and options will be dilutive to our existing stockholders.

At March 17, 2014 we had 20,880,462 shares of our Class A common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our Class A common stock were outstanding:

•	3,557,866 shares of our Class A common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $1.00 to $2.00 per share;
•	438,000 shares of our Class A common stock issuable upon exercise of outstanding options with a weighted average exercise price of $1.08 per share, and
•	1,210,000 shares of our Class A common stock issuable upon the conversion of 121,000 shares of our Series 1 Preferred Stock.

The exercise of these warrants or options, and/or the conversion of the Series 1 Preferred Stock, and the issuance of the additional shares will be dilutive to our stockholders and could adversely impact the market for our Class A common stock.

Certain of our outstanding warrants contain cashless exercise provisions which means we will not receive any cash proceeds upon their exercise.

At March 17, 2014 we have common stock warrants outstanding to purchase an aggregate of 933,896 shares of our Class A common stock with an exercise price of $1.00 per share which are exercisable on a cashless basis. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party under a sublease agreement terminating on December 31, 2014 at an annual amount of $34,200. If we do not renew this lease prior to its termination, we do not believe we will have any difficulty in leasing equivalent office space in an alternative location upon terms and conditions substantially similar to our current lease arrangements.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock has been quoted in the OTC Bulletin Board since October 17, 2012 under the symbol “SCRI.” Our Class A common stock is thinly traded. The reported high and low last sale prices for the Class A common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2012
Fourth quarter ended December 31, 2012	$1.19	$1.00

2013
First quarter ended March 31, 2013	$1.10	$1.00
Second quarter ended June 30, 2013	$1.02	$0.75
Third quarter ended September 30, 2013	$0.95	$0.75
Fourth quarter ended December 31, 2013	$4.00	$1.00

The last sale price of our Class A common stock as reported on the OTC Bulletin Board on March 20, 2014 was $1.44 per share. As of March 20, 2014, there were approximately 74 record owners of our Class A common stock.

Dividend policy

We have never paid cash dividends on either our Class A common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent sales of unregistered securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the years ended December 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We have developed technology that allows brands to launch and manage digital advertising campaigns and that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The three core elements of our business are:

•

Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side representation. Our technology assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. Our tools provide reporting to these publishers about the sales of their media inventory on theses exchanges. We assist publishers in maximizing their yield and thus maximizing the revenue they generate. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges. This consists of contacting the publishers and having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud detection; once the site is approved, we provide the publisher with technology that allow us to deliver advertising to their approved sites or applications. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

•

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

•

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

In 2012 we began the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. During the first quarter of 2013 we launched our SRAX product. As a result, we reported a 205% increase in our revenues for 2013 as compared to 2012. The significant increase in our revenues is primarily attributable to our efforts to build our Ad Exchange business and we have seen month over month increases in the monthly recurring revenue model from this product as well as our self-service GroupAd product. We expect our revenues will continue to increase into 2014, both as a result of an increased customer base in both our SRAX and GroupAd products. We have recently increased our sales team fourfold and anticipate that this increase in our sales team and marketing efforts will accelerate the revenue growth for the company. We have also increased our technical resources and we anticipate that this will enable us to bring enhanced revenue generating projects to market more rapidly.

Our ability to continue to grow our revenues and market share has been bolstered by recently completed private offerings. As described elsewhere herein, between October 2013 and January 2014, we raised approximately $3.7 million in net proceeds through the sale of our securities. We used approximately $545,000 of these proceeds to pay off the note to TCA Global Credit Master Fund, LP and redeem certain shares we had issued it as additional compensation under the terms of the credit agreement. The balance of the proceeds provides sufficient working capital to us for at least 12 months, based upon our level of current operations and we now have funds to expand our sales team and aggressively market our technology and services.

Results of operations

Revenues

We currently derive our revenues from the:

•	sale of media inventory from our publishing partners on our SRAX RTB exchanges,
•	licensing of our GroupAd platform on a managed and self-service basis,
•	sale of media and custom applications to drive engagement to our GroupAd programs, and
•	creation of custom programs for both large and small brands.

Overall, our revenues increased 205% for 2013 as compared to 2012.

We launched our Social Reality Ad Exchange product in January 2013, and since its launch this product has consistently experienced growth rates. The quarter over quarter growth rates for this product were 290%, 155% and 123% for the second, third and fourth quarters of 2013, respectively. This growth can be attributed to the company’s continued sales efforts to establish long term relationships with publishing partners. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from this product.

Cost of revenue

Our gross margins have changed during the 2012 and 2013 comparable periods as a result of the transition of our revenue model. Cost of revenue as a percent of revenue was 68% for 2013 compared to 56% for 2012. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. We become obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 99% of cost of revenue for 2013 was attributable to payments to website publishers and others. Approximately 53% of cost of revenue for 2012 was attributable to payments to website publishers and others. The balance was attributable to labor costs and project and application design costs. We expect that our gross margins will remain in the range reported during 2013 in future periods.

Operating expense

Operating expense increased 44% for 2013 from 2012. Included in our operating expenses for 2013 are significant amounts of non-cash expenses associated with stock based compensation. These amounts are related to costs associated with various consultants we have engaged to assist our company in its growth efforts. Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016. The balance of our other operating expenses includes salaries and general overhead expenses. These other operating expenses have decreased overall following the implementation of cost cutting measures to conserve our available cash during the transition of our revenue model. During the fourth quarter of 2013 operating expenses grew as we have increased our sales team. During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggiero, our executive officers, each agreed to a temporary reduction in their annual base salary to $60,000 until such time as we have sufficient cash resources to return their compensation to a level that is in line with the Company’s revenue growth. During the fourth quarter of 2013 this amount was increased to $90,000.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Interest expense

Interest expense in 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, LP. We paid off the note and terminated this facility in October 2013.

Quarterly Results of Operations Data

The following table set forth our unaudited quarterly statements of operations data for three months ended December 31, 2013 and 2012. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2013	2012
Revenues	$1,893,354	$46,067
Cost of revenue	1,249,246	129,223
Gross profit	644,108	(83,156)
Operating expense	907,644	382,717
Loss from operations	(263,536)	(465,873)
Interest income	588	—
Loss before provision for income taxes	(262,948)	(465,873)
Provision for income taxes	—	—
Net loss	$(262,948)	$(465,873)
Net loss per share, basic and diluted	$(0.01)	$(0.04)
Weighted average shares outstanding	18,830,991	12,912,129

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

You should not consider Adjusted net income (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net income (loss) and Adjusted EBITDA is net income (loss). The following is a reconciliation of net income (loss) to Adjusted net income (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended December 31, (unaudited)		For the Years Ended December 31,
(unaudited, in thousands)	2013	2012	2013	2012
Net income (loss)	$(263)	$(466)	$(1,747)	$(1,259)
plus:
Equity based compensation	290	20	869	101
Adjusted net income (loss)	$27	$(446)	$(878)	(1,158)
Interest expense	(1)	—	312	—
Depreciation of property, plant and equipment	2	3	7	3
Adjusted EBITDA	$28	$(443)	$(559)	$(1,155)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2013 we had approximately $1,715,000 in cash and cash equivalents and working capital of $1,395,413, as compared to cash and cash equivalents of approximately $106,000 and a working capital deficit of $99,249 at December 31, 2012. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. During 2013 we raised approximately $2,388,000 in capital through the sale of our securities. In the first quarter of 2014 we raised an additional $1,273,000. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. During October 2013 we repaid all amounts due under this credit facility. Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.

Our accounts receivable has increased substantially at December 31, 2013 from December 31, 2012 and reflects both our increased revenues and the impact of the transition of our revenue model.

We do not have any commitments for capital expenditures and our working capital is sufficient to fund our operations for at least the next 12 months.

Net Cash Provided by Operating Activities

We used $478,933 of cash in our operating activities during 2013 compared to $570,636 used by our operating activities for 2012. The decrease in cash used in operating activities was primarily attributable to a decrease in net loss (after adjusting for non-cash expenses) and decreases in expenditures for taxes and accounts payable and other liabilities, all partially offset by a decrease in net collections on accounts receivable and an increase in prepayments.

Net Cash Used in Investing Activities

We used $19,982 for the purchase of furniture and equipment during 2013, with $18,000 used during 2012

Net Cash Provided by Financing Activities

During 2013 we received $2,436,493 from the sale of our securities and paid costs of $48,111 associated with the sales. We received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $550,000 of the revolving credit facility, and paid $175,000 to redeem shares of our Class A common stock issued in connection with the facility. We also paid costs of $5,453 related to the sale of our securities that occurred in January 2014. During 2012 we received $472,959 in cash from financing activities from the sale of equity interests.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for 2013 and 2012 appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

While we have engaged a third party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Christopher Miglino	44	Chief Executive Officer, Chief Financial Officer and Director
Erin DeRuggiero	37	Chief Marketing Officer, Director
Kristoffer Nelson	35	Executive Vice President, Revenues and Operations
Marc Savas	43	Director
Malcolm Casselle	45	Director

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. Since 2004, Mr. Miglino has served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant.

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

Kristoffer Nelson. Mr. Nelson has served as our Executive Vice President Revenue and Operations since June 2012. He has been employed by our company since September 2011, serving as Director of Business Development (September 2011 until January 2012) and Executive Vice President Publisher Relations (January 2012 until June 2016) before being named to his current position. Prior to joining our company, Mr. Nelson served as a project manager for Living Full Blast, Inc. from August 2009 until December 2010 and President of Krama Consulting & Development from January 2004 until August 2009. Mr. Nelson attended Kings College and Seminary, Van Nuys, California from 1998 until 2000 and West Los Angeles College from 2000 until 2003. He also attended the Leadership Institute of Seattle through Pacific Integral from 2006 until 2008.

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

Malcolm Casselle. Mr. Casselle has been a member of our Board of Directors since August 16, 2013. Since January 2013 Mr. Casselle has been Chief Executive Officer of MediaPass, a Los Angeles, CA-based provider of premium subscription services for publishers. He has also served as a director of Capital Union Investments since 2006. From December 2011 until October 2012, Mr. Casselle was Chief Executive Officer of Xfire, Inc., a social network for core video game players, and from January 2011 until November 2011 he was Regional Manager Eastern China for Gaopeng Groupon Tencent China, Groupon’s joint venture partner in China, where he oversaw sales, marketing for Shanghai and much of eastern China. Mr. Casselle began his career as IT Director of Schroeder Securities (Japan) Ltd. (January 1991 to November 1992) and thereafter served as a reality developer for Morphy’s Outpost, Inc. (1994 to 1995), Chief Operating Officer and Chief Technology Officer of NetNoir, an AOL funded startup he co-founded (September 1994 to June 1998) and Senior Vice President of PCCW, a Hong Kong-based telecommunications company (June 1998 to August 2002). Mr. Casselle has also served as a director of a number of companies, including Xing Zhi Education Ltd./Holo PGP, an educational software platform business (January 2008 until May 2011), GlobalCast Networks (December 2005 until November 2008) and Original Quinton (November 2003 to June 2005). Mr. Casselle received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1991 and an M.S. in Computer Science from Stanford University in 1994.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director qualifications, committees of our board of directors and the role of our board in risk oversight

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

Christopher Miglino – Mr. Miglino’s operational experience in our company as well as his role as a co-founder of our company together with his professional experience in our business sector were factors considered by the Board.

Erin DeRuggiero – Ms. DeRuggiero’s advertising, sales and business development experience in digital based companies and her role as a co-founder of our company were factors considered by the Board.

Marc Savas – Mr. Savas’ management consulting and operational experience were factors considered by the Board.

Malcolm Casselle – Mr. Casselle’s entrepreneurial background and experience as a Board member for other companies were factors considered by the Board.

In addition to each of the individual skills and backgrounds described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Committees of our board of directors and the role of our Board in risk oversight

We have not established any committees of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee or any committee performing a similar function. The functions of those committees are being undertaken by the board of directors as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendations of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Miglino serves as both our Chief Executive Officer and as one of the four members of our board of directors. Messrs. Savas and Casselle are considered independent directors, but neither is considered a “lead” independent director. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Savas and Casselle meets regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

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

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 456 Seaton Street, Los Angeles, CA 90013.

Director compensation

Pursuant to the terms of our non-executive director compensation policy, non-employee directors will be entitled to the following compensation for service on our Board:

•

Inducement/First Year Grant. Upon joining the Board, individual will receive options to purchase 15,000 shares of our Class A common stock which will be granted under our 2012 Equity Compensation Plan. The options vest immediately upon appointment to the Board;

•

Annual Grant. Subject to stockholder rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 12,000 shares of our Class A common stock which will vest quarterly during the grant year; and

•

Exercise Price and Term. All options issued pursuant to the our 2012 Equity Compensation Plan will have an exercise price equal to the fair market value of our Class A common stock at close of market on the grant date and the option term will be for a period of five years from the grant date.

The following table provides information on director compensation paid by us 2013:

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Marc Savas	—	—	17,038	—	—	—	17,038
Malcolm Casselle	—	285,000	—	—	—	—	285,000

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2013, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our financial statements appearing later in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013 except that each of Marc Savas and Kristoffer Nelson failed to timely file his Form 3, Initial Statement of Beneficial Ownership Interest. Messrs. Savas and Nelson have each subsequently filed the delinquent report.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Christopher Miglino,	2013	68,000	—	—	—	—	—	—	68,000
Chief Executive Officer and Chief Financial Officer	2012	170,000	—	—	—	—	—	—	170,000

Kristoffer Nelson,	2013	67,500	—	547,500	14,000	—	—	—	629,000
Executive Vice President – Revenues and Operations	2012	112,849	—	81,110	—	—	—	—	193,959

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 3 of the notes to our financial statements appearing later in this report.

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

In connection with Mr. Miglino’s and Ms. DeRuggiero’s employment, we have entered into each of these following agreements with these individuals:

•	an employment agreement;
•	a proprietary information, inventions and competition agreement; and
•	an indemnification agreement.

Employment Agreements

We employ Christopher Miglino as our Chief Executive Officer and Erin DeRuggiero as our Chief Marketing Officer, each for a term of four years pursuant to employment agreements entered into on January 1, 2012. The terms of these agreements are identical. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for their services, each of Mr. Miglino and Ms. DeRuggiero receives a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggiero each agreed to a temporary reduction in their annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. They have each agreed to accept this reduced compensation until such time as we have sufficient cash resources to return their compensation to the contracted levels.

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

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Miglino	—	—	—	—	—	—	—	—	—

Kristopher Nelson	—	50,000	—	1.00	1/1/18	—	—	—	—
	—	—	—	—	—	66,667	216,001	—	—
	—	—	—	—	—	25,000	81,000	—	—
	—	—	—	—	—	458,334	1,485,002	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 13, 2014, we had 20,880,462 shares of our Class A common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 13, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 456 Seaton Street, Los Angeles, CA 90013. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our Class A common stock outstanding on that date and all shares of our Class A common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Class A common stock owned by them, except to the extent that power may be shared with a spouse.

	Class A Common Stock
Name and Address of Beneficial Owner	Shares	%
Christopher Miglino	5,500,000	26.3%
Erin DeRuggiero	3,500,000	16.8%
Kristoffer Nelson (1)	658,333	3.1%
Marc Savas (2)	46,667	≤1%
Malcolm Casselle (3)	300,000	1.4%
All directors and executive officers as a group (four persons) (1) (2) (3)	10,005,000	47.6%
Steve Antebi (4)	1,300,000	6.2%
Todd D. Beddard (5)	1,966,000	9.3%
Steve Emerson (6)	1,650,000	7.9%

———————

(1)

Includes 412,501 shares of our Class A common stock which were granted, subject to vesting, under a restricted stock award, and options to purchase 16,667 shares of our Class A common stock at an exercise price of $1.00 per share, but excludes 33,334 shares of Class A common stock subject to unvested restricted stock grants and 33,333 shares of Class A common stock underlying the option which have not yet vested.

(2)

Includes options to purchase 15,000 shares of our Class A common stock at an exercise price of $0.8111 per share which expire in February 2017, options to purchase 12,000 shares of our Class A common stock at an exercise price of $1.00 per share which expire in February 2018, options to purchase 16,667 shares at an exercise price of $1.00 which expire in April 2018 and options to purchase 3,000 shares at an exercise price of $2.70 which expire in February 2019, but excludes options to purchase an additional 42,333 shares of our Class A common stock which have not yet vested.

(3)

We granted Mr. Casselle these shares as compensation for his services to us upon joining our board of directors. Mr. Casselle’s ability to sell our Class A common stock is limited by the terms of the grant to him in that he may sell, transfer, assign, hypothecate or otherwise dispose of, which we refer to as a Disposition, at any one time is limited to an amount which is pari passu to any Disposition of Class A common stock by either Mr. Miglino and/or Ms. DeRuggiero, executive officers and directors of our company.

(4)

Includes 860,000 shares of Class A common stock issuable upon the conversion of 86,000 shares of Series 1 Preferred Stock. The ability of Mr. Antebi to enter into a Disposition of either shares of our Class A common stock and/or Series 1 Preferred Stock, including the shares of Class A common stock issued upon a conversion of shares of Series 1 Preferred Stock, is limited to an amount which is pari passu to any Disposition of Class A common stock by either Mr. Miglino and/or Ms. DeRuggiero, executive officers and directors of our company. The number of shares of Class A common stock excludes shares held in the name of Thomas-Antebi Partners. Mr. Antebi’s address is 1550 Fontenelle Way, Los Angeles, CA 90077.

(5)

Includes:

•	1,466,000 shares of our Class A common stock owned by Carolina Preferred Technology Investments, LLC,
•	150,000 shares of our Class A common stock owned by Siskey Capital, LLC, and
•	350,000 shares of our Class A common stock issuable upon the conversion of 35,000 shares of our Series 1 Preferred Stock owned by Siskey Capital, LLC.

Mr. Beddard is the Chief Operating Officer of Siskey Capital, LLC. Siskey Industries, LLC, a North Carolina limited liability company, is the managing member of Carolina Preferred Technology Investments, LLC. Mr. Beddard is the Chief Operating Officer of Siskey Industries, LLC. In his capacity as Chief Operating Officer, Mr. Beddard may be deemed to be the beneficial owner of the shares owned by Siskey Capital, LLC and Carolina Preferred Technology Investments, LLC as he may direct the vote and disposition of the shares owned by Siskey Capital, LLC and Carolina Preferred Technology Investments, LLC; however, he disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. The ability of Siskey Capital, LLC to enter into a Disposition of shares of our Series 1 Preferred Stock, including the shares of Class A common stock issued upon a conversion of shares of Series 1 Preferred Stock, is limited to an amount which is pari passu to any Disposition of Class A common stock by either Mr. Miglino and/or Ms. DeRuggiero, executive officers and directors of our company. Mr. Beddard’s address is 4521 Sharon Road, Suite 450, Charlotte, NC 28211.

The number shares excludes 733,000 shares of Class A common stock issuable upon the possible exercise of Class A warrants. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder’s option upon 61 days’ notice to us.

(6)

Includes:

•	150,000 shares of our Class A common stock owned by Mr. Emerson,
•	150,000 shares of our Class A common stock owned by Emerson Family Foundation,
•	150,000 shares of our Class A common stock owned by Emerson Partners,
•	600,000 shares of our Class A common stock owned by J. Steven Emerson Roth IRA, and
•	600,000 shares of our Class A common stock owned by J. Steven Emerson Roth IRA Rollover II..

Mr. Emerson has voting and dispositive control over securities held of record by the Emerson Family Foundation, Emerson Partners and his retirement accounts. The number of shares beneficially owned by Mr. Emerson excludes an aggregate of 8250,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Mr. Emerson and these entities. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder’s option upon 61 days’ notice to us. Mr. Emerson’s address is 1522 Ensley Drive, Los Angeles, CA 90024

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:	1,527,666	$1.04	1,472,334
Plans not approved by stockholders:	—	—	—

2012 Equity Compensation Plan

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 3,000,000 shares of our Class A common stock. The purpose of the 2012 Plan is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company’s business. The 2012 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our Class A common stock,
•	stock appreciation rights (SARs),
•	restricted stock units (RSUs),
•	performance units,
•	performance shares, and
•	other stock-based awards.

Any option granted under the 2012 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding Class A common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the Class A common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Class A common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2012 we reported revenues of $200,000 from Alter Egoes LLC, an entity controlled by Moises Investment Group, a principal stockholder of our company. Sales to this company were made upon the same terms and conditions as sales to unrelated third parties. At December 31, 2012 Alter Egoes LLC, owed us $0.

Director independence

Messrs. Savas and Casselle are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2013 and 2012.

	2013	2012

Audit Fees	$51,000	$82,063
Audit-Related Fees	—	—
Tax Fees	5,000	—
All Other Fees	—	—
Total	$56,000	$82,063

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2013 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Balance sheets at December 31, 2013 and 2012

•

Statements of operations for the years ended December 31, 2013 and 2012

•

Statement of changes in stockholders’ equity (deficit) for the years ended December 31, 2013 and 2012

•

Statements of cash flows for the years ended December 31, 2013 and 2012

•

Notes to financial statements

(b) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended (the “S-1”)).
3.2	Certificate of Correction (incorporated by reference to the S-1).
3.3	Bylaws (incorporated by reference to the S-1).
3.4	Certificate of Designations, Rights and Preference of Series 1 Preferred Stock (incorporated by reference to the Current Report on Form 8-K as filed on August 22, 2013)
4.1	Specimen Class A common stock certificate (incorporated by reference to the S-1).
4.2

Revolving Note in the principal amount of $300,000 dated December 31, 2012 issued to TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on February 27, 2013).

4.3

Replacement Revolving Note dated June 11, 2013 in the principal amount of $550,000 to TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on June 17, 2013).

4.4	Form of Class A common stock purchase warrant (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2013).
4.5

Warrant dated August 22, 2013 issued to T.R. Winston & Company, LLC under the terms of the Investment Banking Agreement (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

4.6	Form of Series B common stock purchase warrants issued to T.R. Winston & Company, LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).
10.1	2012 Equity Compensation Plan, including form of option grant, restricted stock unit grant and restricted stock award (incorporated by reference to the S-1).
10.2	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Christopher Miglino (incorporated by reference to the S-1).
10.3	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Erin DeRuggiero (incorporated by reference to the S-1).
10.4	Form of Proprietary Information, Inventions and Confidentiality Agreement (incorporated by reference to the S-1).
10.5	Form of Indemnification Agreement (incorporated by reference to the S-1).
10.6	Facebook’s Standard Platform Terms for Advertising Providers (incorporated by reference to the S-1).
10.7

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

10.9

First Amendment to Credit Agreement dated June 11, 2013 by and between Social Reality, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on June 17, 2013).

10.10	Letter Agreement effective August 16, 2013 by and between Steve Antebi and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on August 22, 2013).
10.11	Form of subscription agreement (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2013).

10.12

Transaction Fee Agreement dated September 30, 2013 by and between Social Reality, Inc. and T.R. Winston & Company, LLC (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2013).

10.13

Termination Agreement dated October 31, 2013 by and between Social Reality, Inc., TCA Global Credit Master Fund, L.P. and Pearlman Schneider LLP (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.14

Investment Banking Agreement dated August 22, 2013 by and between Social Reality, Inc. and T.R. Winston & Company, LLC (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.15

Consulting Agreement dated October 29, 2013 by and between Social Reality, Inc. and Siskey Capital, LLC (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.16	Sublease Agreement dated October 1, 2013 by and between Amarcore, LLC and Social Reality, Inc. *
10.17

Transaction Fee Agreement dated December 20, 2013 by and between Social Reality, Inc. and T.R. Winston & Company LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).

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

———————

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

Social Reality, Inc.

March 26, 2014	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Chris Miglino	Chief Executive Officer, Chief Financial Officer, director, principal executive officer and principal financial and accounting officer	March 26, 2014
Chris Miglino

/s/ Erin DeRuggiero	Chief Marketing Officer and director	March 26, 2014
Erin DeRuggiero

/s/ Marc Savas	Director	March 26, 2014
Mark Savas

/s/ Malcolm Casselle	Director	March 26, 2014
Malcolm Casselle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Social Reality, Inc.

Los Angeles, CA

We have audited the accompanying balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Social Reality, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 26, 2014

SOCIAL REALITY, INC.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
Assets

Current assets:
Cash and cash equivalents	$1,715,264	$105,987
Accounts receivable, net of allowance for doubtful accounts of $0	441,831	53,821
Prepaid expenses	46,109	—
Tax refunds receivable	—	38,000
Other current assets	5,018	5,000

Total current assets	2,208,222	202,808

Property and equipment, net of accumulated depreciation of $10,184 and $3,000	27,798	15,000

Deferred offering costs	5,453	—
Prepaid stock based compensation	1,662,074	58,834
Other assets	4,000	3,555

Total assets	$3,907,547	$280,197

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued expenses	$812,809	$302,057

Total current liabilities	812,809	302,057

Stockholders' equity (deficit)
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding	—	—
Series 1 Preferred stock, authorized 200,000 shares, 121,000 and no shares issued and outstanding, respectively	121	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 19,901,794 and 3,912,129 shares issued and outstanding, respectively	19,902	3,912
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares and 9,000,000 shares issued and outstanding, respectively	—	9,000
Additional paid in capital	6,081,014	1,224,087
Accumulated deficit	(3,006,299)	(1,258,859)

Total stockholders' equity (deficit)	3,094,738	(21,860)

Total liabilities and stockholders' equity (deficit)	$3,907,547	$280,197

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years ended December 31,
	2013	2012

Revenues	$3,413,353	$1,119,281
Cost of revenue	2,326,344	627,362

Gross profit	1,087,009	491,919

Operating expense	2,521,984	1,750,778

Loss from operations	(1,434,975)	(1,258,859)

Interest expense	(312,465)	—

Loss before provision for income taxes	(1,747,440)	(1,258,859)

Provision for income taxes	—	—

Net loss	$(1,747,440)	$(1,258,859)

Net loss per share, basic and diluted	$(0.12)	$(0.10)

Weighted average shares outstanding	14,691,010	12,842,770

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	—	$—	—	$—	$—	$—	$—

Contribution of member interests in Social Reality, LLC in exchange for common stock	—	—	12,328,767	12,329	709,865	—	722,194
Sale of common stock for cash	—	—	583,362	583	472,376	—	472,959
Stock based compensation	—	—	—	—	41,846	—	41,846
Net loss	—	—	—	—	—	(1,258,859)	(1,258,859)

Balance, December 31, 2012	—	—	12,912,129	12,912	1,224,087	(1,258,859)	(21,860)

Sale of common stock units	—	—	5,460,000	5,460	2,382,922	—	2,388,382
Preferred and common stock issued for services to be rendered	121,000	121	590,000	590	1,734,289	—	1,735,000
Common stock issued for services	—	—	335,000	335	318,165	—	318,500
Common stock awards vesting	—	—	51,665	52	(52)	—	—
Common stock issued for financing	—	—	174,010	174	(174)	—	—
Common stock warrant issued for services to be rendered	—	—	—	—	105,827	—	105,827
Common stock issued as payment of accounts payable	—	—	3,000	3	2,997	—	3,000
Repurchase of common stock issued for financing	—	—	(174,010)	(174)	174	—	—
Stock based compensation	—	—	550,000	550	312,779	—	313,329
Net loss	—	—	—	—	—	(1,747,440)	(1,747,440)

Balance, December 31, 2013	121,000	$121	19,901,794	$19,902	$6,081,014	$(3,006,299)	$3,094,738

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,747,440)	$(1,258,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	237,587	58,893
Stock based compensation	631,829	41,846
Amortization of debt issuance costs	274,737	—
Depreciation	7,184	3,000
Changes in operating assets and liabilities:
Accounts receivable	(388,010)	758,998
Prepaid expenses	(46,109)	—
Tax refunds receivable	38,000	—
Other current assets	(18)	200
Other assets	(445)	(3,555)
Accounts payable and accrued expenses	513,752	(133,159)
Deferred tax liability	—	(38,000)
Cash used in operating activities	(478,933)	(570,636)

Cash flows from investing activities:
Purchase of equipment	(19,982)	(18,000)
Cash used by investing activities	(19,982)	(18,000)

Cash flows from financing activities:
Proceeds from sales of common stock units	2,436,493	—
Cost of sale of common stock units	(48,111)	—
Proceeds from note payable, net	486,425	—
Repayments of note payable	(550,000)	—
Repurchase of common stock	(175,000)	—
Deferred offering costs	(5,453)	—
Debt issuance costs	(36,162)	—
Sale of common stock	—	472,959
Cash provided by financing activities	2,108,192	472,959

Net increase (decrease) in cash	1,609,277	(115,677)
Cash, beginning of period	105,987	221,664
Cash, end of period	$1,715,264	$105,987

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$(38,000)	$38,000

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$63,575	$—
Common and preferred stock issued as prepayment for services	$1,735,000	$—
Common stock warrant issued as prepayment for services	$105,827	$—
Common stock issued as payment of financing fee	$175,000	$—
Common stock issued as payment of accounts payable	$3,000	$—
Common stock Class A issued upon conversion of common stock Class B	$9,000	$—
Contribution of member interests (net assets) in Social Reality, LLC in exchange for common stock	$—	$722,194

The accompanying notes are an integral part of these financial statements.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of December 31, 2013 and 2012. The Company usually does not require collateral.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $1,465,000 at December 31, 2013. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At December 31, 2013, our RTB exchange service provider accounted for 69% of the accounts receivable balance. One other customer accounted for 10% of the accounts receivable balance. For the year ended December 31, 2013 no one customer accounted for 10% or more of total revenue. However, 87% of our revenue was collected and paid to us by our RTB exchange service provider. For the year ended December 31, 2012 four customers accounted for 81% of total revenue (of which $200,000, or 18%, was from a related party).

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2013 and 2012 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 5,296,001 common share equivalents at December 31, 2013 and 250,500 at December 31, 2012. For the years ended December 31, 2013 and 2012, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Credit Facility:

Effective February 22, 2013, the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with the Lender. Pursuant to the Credit Agreement, the Lender agreed to loan up to $5,000,000 for working capital purposes. A total of $300,000 was funded by Lender in connection with the closing and we received net proceeds of $257,850. The amounts borrowed pursuant to the Credit Agreement were evidenced by a revolving promissory note (“Revolving Note”), the repayment of which was secured by a security agreement (“Security Agreement”) executed by the Company. Pursuant to the Security Agreement, the repayment of the Revolving Note was secured by a security interest in substantially all of our assets in favor of Lender. The initial Revolving Note in the amount of $300,000 was due and payable along with interest thereon on August 22, 2013, unless extended an additional six months so long as no Event of Default has occurred, and bore interest at the rate of 18% per annum.

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

In total, we incurred costs aggregating $166,633, including the amount allocated to the Facility Fee Shares. These costs are being amortized over the term on the note. The costs have been fully amortized as interest expense during 2013.

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

In total, we incurred costs aggregating $108,104, including the amount allocated to the Advisory Shares. The costs have been fully amortized as interest expense during 2013.

Note 3 - Related Party Transactions

During the year ended December 31, 2012 we recorded revenue aggregating $200,000 from an entity controlled by a shareholder then owning approximately 57% of our Class A common shares.

Note 4 – Stockholders’ Equity

We are authorized to issue 50,000,000 of preferred stock, par value $0.001, of which 200,000 shares have been designated as Series 1 Preferred Stock. Our board of directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. Our board of directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our board of directors can fix limitations and restrictions, if any, upon the payment of dividends on both classes of our common stock to be effective while any shares of preferred stock are outstanding.

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

2013 Transactions:

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

During August 2013 we issued 86,000 shares of Series 1 Preferred Stock, valued at $817,000, pursuant to a consulting agreement with a three year term. We will expense the value of the shares over that three year period. During the year ended December 31, 2013, we recorded expense of $102,125.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

During October 2013 we issued 35,000 shares of Series 1 Preferred Stock, valued at $350,000, pursuant to a consulting agreement with a two year, eight month term. We will expense the value of the shares over that thirty two month period. During the year ended December 31, 2013, we recorded expense of $21,875.

Common Stock and Common Stock Units

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

During August 2013 we issued 440,000 shares of Class A common stock, valued at $418,000, pursuant to a consulting agreement with a three year term. We will expense the value of the shares over that three year period. During the year ended December 31, 2013, we recorded expense of $52,250.

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

During October 2013 we paid $175,000 to redeem the 174,010 common shares that had been issued in connection with the revolving credit facility agreement described above.

During October 2013 we issued 150,000 shares of Class A common stock, valued at $150,000, pursuant to a consulting agreement with a two year, eight month term. We will expense the value of the shares over that thirty two month period. During the year ended December 31, 2013, we recorded expense of $9,375.

Between October 8, 2013 and October 30, 2103 we sold an aggregate of 4,587,940 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $2,293,970. We also issued 212,060 units to our placement agent as payment of $106,030 of fees and expenses. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock, resulting the issuance of 4,800,000 shares of our Class A common stock and Class A Common Stock Purchase Warrants to purchase an additional 2,400,000 shares of our Class A common stock. T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering. In addition to the 212,060 units referenced above, we paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $181,976 and issued it three year warrants to purchase 480,000 of our Class A common stock at an exercise price of $1.00 per share. We used a portion of the net proceeds to satisfy our revolving note due TCA and to redeem the Facility Fee Shares and the Advisory Shares and we are using the balance of the net proceeds for general working capital.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

In November 2013 we sold an additional 660,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act which were identical to the units sold in the October 2013 offering. We received gross proceeds of $330,000. We did not pay any commissions or finder’s fees in this offering. We are using the proceeds for general working capital.

Each redeemable three year warrant issued in the October 2013 and November 2013 offerings entitles the holder to purchase one-half share of our Class A common stock at an exercise price of $1.00 per share. Warrants must be exercised in such denominations as to require the issuance of a whole number of shares. Other than the warrants issued to T.R. Winston & Company, LLC which are immediately exercisable on a cashless basis, if we fail to timely file the registration statement described below, if the registration statement is not declared effective by the SEC within 90 days of its filing date, or at any time thereafter during the exercise period of the warrants there is not an effective registration statement registering the shares of our Class A common stock issuable upon exercise of the warrants, then the warrants may also be exercised on a cashless basis. Providing that there is an effective registration statement registering the shares of our Class A common stock issuable upon exercise of the warrants, we have the right to redeem all or any portion of the warrants at a price of $0.001 per share of Class A common stock upon 20 days’ notice at any time that the closing price of our Class A common stock equals or exceeds $2.50 per share for 20 consecutive trading days and the daily average minimum volume of our Class A common stock during those 20 trading days is at least 100,000 shares.

We agreed that until one year from the final closing we would not issue any additional shares of Class A common stock at an effective price per share less than the unit purchase price without the prior written consent of purchasers of a majority of the then outstanding shares of our Class A common stock included in the units purchased in these offerings, subject to certain exclusions. We also agreed to file a registration statement with the Securities and Exchange Commission within 90 days of October 30, 2013 registering for resale all of the shares of our Class A common stock included in the units sold in the offering as well as the shares issuable upon the exercise of the warrants included in the units sold in the offering. If we failed to timely file the resale registration statement by the filing deadline, or the registration statement is not declared effective within 90 days of the filing deadline, then within five business days of the end of month we agreed to pay each purchaser of units in the offering (but not T.R. Winston & Company, LLC or the selling agent) an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by such purchaser for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline.

The registration statement was filed on January 27, 2014 and declared effective on February 11, 2014.

Stock Awards

During January 2013 we granted an aggregate of 50,000 Class A common stock awards to two employees. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2013 we recorded $50,000 of compensation expense related to these awards.

On April 1, 2013 we granted 25,000 Class A common stock awards to a contract employee. The shares will vest upon the one year anniversary of the grant date. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2013, we recorded $18,750 of compensation expense related to this award.

On August 16, 2013 we issued 550,000 shares of Class A common stock pursuant to a restricted stock award to an employee. Of this award, 45,833 shares vested upon grant and the balance will vest quarterly over 2.75 years. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2013, we recorded $108,854 of compensation expense related to this award.

During the year ended December 31, 2013 we recorded expense of $100,656 related to stock awards granted in 2012. Unvested 2012 awards of 3,334 shares were forfeited in 2013.

Unvested employee share awards at December 31, 2013 totaled 600,001 shares. Estimated future compensation cost for these awards is approximately $449,000.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Stock Options and Warrants

During January 2013 we granted an aggregate of 106,500 Class A common stock options to three employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.28 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 40%; and (4) an expected life of the options of 3 years. We have recorded an expense for the employee options of $9,939 for the year ended December 31, 2013.

During February 2013 we granted 12,000 Class A common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $ 0.23 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 40%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $2,530 for the year ended December 31, 2013.

On April 1, 2013 we granted 50,000 Class A common stock options to a director. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the director options of $3,583 for the year ended December 31, 2013.

On April 1, 2013 we granted 75,000 Class A common stock options to an employee. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the options of $5,495 for the year ended December 31, 2013.

On April 1, 2013 we granted 25,000 Class A common stock options to a non-employee. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. During the year ended December 31, 2013 we have recorded an expense of $9,739 related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 1.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 42%; and (4) an expected life of the options of 4.25 years.

On August 22, 2013 we granted an aggregate of 250,000 Class A common stock warrants pursuant to an agreement for investment banking services to be provided over a three year period. The warrants vested upon grant. The exercise price of the warrants will equal the exercise price of warrants subsequently issued in an organized distribution of our securities; provided, however, that if no such organized distribution occurs within twelve months from the date of the agreement, the exercise price of the warrant shall be at an exercise price equal to $0.75 per share. These warrants have a grant date fair value of $105,827, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 52%; (4) an expected life of the warrants of 5 years; and (5) an exercise price of $1.00 per share. We have recorded an expense for the warrants of $12,738 for the year ended December 31, 2013.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

On October 28, 2013 we granted an aggregate of 107,000 Class A common stock options to employees. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $ 1.00 per share and a term of five years. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the employee options of $1,728 for the year ended December 31, 2013.

During the year ended December 31, 2013 we recorded expense of $2,059 related to stock options granted in 2012. Unvested 2012 options of 20,000 options were forfeited in 2013.

2012 Transactions:

Common Stock

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

Stock Awards

During 2012 we granted an aggregate of 205,000 common stock awards to employees and non-employees. The shares vest ratably over three years. The 125,000 awards granted to employees were valued at $101,388, based on a fair value per share of $0.8111. Compensation expense will be recognized over the vesting period. Compensation expense for the 80,000 awards granted to non-employees will be recognized over the vesting period based on the fair value at the vesting dates. During the year ended December 31, 2012, we recorded $39,815 of compensation expense. Awards totaling 25,000 shares were forfeited during the year.

Stock Options and Warrants

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

On November 1, 2012, we granted 55,500 common stock options to employees. The options have an exercise price of $1.50 per share. The options vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options lapse if unexercised after five years. The options have a grant date fair value of $0.15 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 40%; and (4) an expected life of the options of 3 years.

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Assets:
Office equipment	$37,982	$18,000
Accumulated depreciation and amortization	(10,184)	(3,000)
Carrying value	$27,798	$15,000

Depreciation expense was $7,184 and $3,000 for the years ended December 31, 2013 and 2012, respectively.

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

Net operating losses for tax purposes of approximately $1,721,000 at December 31, 2013 are available or carryover. The net operating losses will expire in 2033. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $664,000 and $312,000 during the years ended December 31, 2013 and 2012, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2013 and 2012 follows.

The income tax provision (benefit) consists of the following:

	December 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	664,000	312,000
	664,000	312,000

State and local:
Current	—	—
Deferred	—	—
	—	—

Change in valuation allowance	(664,000)	(312,000)

Income tax provision (benefit)	$—	$—

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
Statutory federal income tax rate	(34.0%)	(34.0%)
Statutory state and local income tax rate (9%), net of federal benefit	(5.8%)	(5.8%)
Other items	1.8%	15.0%
Change in valuation allowance	38.0%	24.8%
Effective tax rate	0.0%	0.0%

	Years ended December 31,
	2013	2012
Deferred tax assets (liabilities):
Stock based compensation	$324,000	$17,000
Net operating loss carry forward	652,000	295,000
Less: valuation allowance	(976,000)	(312,000)
Net deferred tax asset	$—	$—

The Company has filed its tax returns through December 31, 2012.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 7- STOCK OPTIONS AND WARRANTS

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

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

Transactions involving our stock options are summarized as follows:

	2013		2012
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	70,500	$1.35	—	$—
Granted during the period	475,500	1.00	70,500	1.35
Exercised during the period	—	—	—	—
Terminated during the period	(120,000)	1.08	—	—
Outstanding at end of the period	426,000	$1.04	70,500	$1.35
Exercisable at end of the period	35,834	$1.09	15,000	$0.81

At December 31, 2013 employee options outstanding totaled 401,000 with a weighted average exercise price of $1.04. At December 31, 2013 these options had an intrinsic value of $883,324 and a weighted average remaining contractual term of 4.3 years. Of these options, 35,834 are exercisable at December 31, 2013, with an intrinsic value of $77,185 and a remaining weighted average contractual term of 3.6 years. Compensation cost related to the unvested employee options not yet recognized is $79,600 at December 31, 2013. We have estimated that $34,227 will be recognized during 2014.

The weighted average remaining life of the options is 4.3 years.

Transactions involving our common stock awards are summarized as follows:

	2013	2012
	Number	Number
Outstanding at beginning of the period	180,000	—
Granted during the period	675,000	205,000
Vested during the period	(151,664)	—
Terminated during the period	(53,334)	(25,000)
Unvested at end of the period	650,002	180,000

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

Transactions involving our stock warrants are summarized as follows:

	2013
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted during the period	3,460,000	1.00
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at end of the period	3,460,000	$1.00
Exercisable at end of the period	3,460,000	$1.00

The weighted average remaining life of the warrants is 2.9 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under an operating lease with lease terms which expire through December 31, 2014. The following is a schedule of the future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2014	$34,200

Rent expense for office space amounted to $30,503 and $43,217 for the years ended December 31, 2013 and 2012, respectively.

Employment agreements

On December 2011, the Company entered into employment agreements with Christopher Miglino and Erin DeRuggiero. The agreements have initial terms of four years and the Company will pay a base salary at the gross annualized rate of $192,000 each. During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggiero each agreed to a temporary reduction in their annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. They have each agreed to accept this reduced compensation until such time as we have sufficient cash resources to return their compensation to the contracted levels.

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

SOCIAL REALITY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 AND 2012

NOTE 8 – SUBSEQUENT EVENTS

In January 2014 we sold an aggregate of 978,667 shares of our Class A common stock at a purchase price of $1.50 per share to 22 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. We received gross proceeds of $1,468,001. T.R. Winston & Company, LLC acted as placement agent for us in this offering. We paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $190,840 and issued these firms three year Series B common stock purchase warrants to purchase an aggregate of 97,866 shares of our Class A common stock at an exercise price of $2.00 per share as additional compensation. We are using the net proceeds for working capital.

We agreed to file a registration statement with the SEC within 90 days after the closing of this offering registering for resale all of the shares of our Class A common stock sold in this offering together with the shares underlying the Series B common stock purchase warrants issued to the selling agent. This prospectus is part of that registration statement. If we fail to timely file the registration statement, or if the registration statement is not declared effective by the SEC within 90 days of its filing date, we are subject to the payment to purchasers of shares in this offering (but not the selling agent) registration rights damages of 2% for each 30 days, or portion thereof, of the gross proceeds we received in this offering, until the earlier of the date the deficiency is cured or the expiration of six months.

The registration statement was filed on January 27, 2014 and declared effective on February 11, 2014.