Form 10-Q
period 2014-03-31
SOCIAL REALITY, Inc.
filed 2014-05-15
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

(323) 283-8505

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,880,462 shares of Class A common stock are issued and outstanding as of May 8, 2014.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue to increase our revenues and report profitable operations;
•	our history of losses;
•	our limited operating history;
•	our ability to identify and consummate acquisitions and difficulties associated with integrating acquired companies;
•	risks associated with loss to access to the Facebook platform;
•	our recent transition off of the Google ADX Platform.
•	risks associated with loss of access to RTB inventory buyers;
•	new and untested technologies we are deploying;
•	our dependence on a small number of customers;
•	continued appeal of Internet advertising;
•	our dependence on our publishers;
•	our ability to effectively compete;
•	costs associated with being a publicly-held company;
•	reduced disclosure requirements of an emerging growth company;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock; and
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation.  In addition, “first quarter of 2014” refers to the three months ended March 31, 2014, “first quarter 2013” refers to the three months ended March 31, 2013, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialreality.com or www.groupad.com  is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,303,842	$1,715,264
Accounts receivable, net of allowance for doubtful accounts of $0	124,225	441,831
Prepaid expenses	28,486	46,109
Other current assets	7,018	5,018

Total current assets	2,463,571	2,208,222

Property and equipment, net of accumulated depreciation of $12,969 and $10,184	31,869	27,798

Deferred offering costs	—	5,453
Prepaid stock based compensation	1,493,657	1,662,074
Other assets	4,804	4,000

Total assets	$3,993,901	$3,907,547

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$270,203	$812,809

Total current liabilities	270,203	812,809

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, undesignated, 49,800,000 shares, no shares issued and outstanding	—	—
Series 1 Preferred stock, authorized 200,000 shares, 121,000 shares issued and outstanding	121	121
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 20,880,462 and 19,901,794 shares issued and outstanding, respectively	20,880	19,902
Additional paid in capital	7,396,806	6,081,014
Accumulated deficit	(3,694,109)	(3,006,299)

Total stockholders' equity	3,723,698	3,094,738

Total liabilities and stockholders' equity	$3,993,901	$3,907,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013

Revenues	$553,677	$171,452
Cost of revenue	372,615	104,957

Gross profit	181,062	66,495

Operating expense	869,405	404,377

Loss from operations before other expense	(688,343)	(337,882)

Interest income (expense)	533	(39,280)

Loss from operations	(687,810)	(377,162)

Provision for income taxes	—	—

Net loss	$(687,810)	$(377,162)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding	20,630,358	12,989,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(687,810)	$(377,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	168,417	9,806
Stock based compensation	65,353	37,498
Amortization of debt issue costs	—	34,792
Depreciation	2,785	1,500
Changes in operating assets and liabilities:
Accounts receivable	317,606	(39,882)
Prepaid expenses	17,623	—
Other current assets	(2,000)	—
Other assets	(804)	—
Accounts payable and accrued expenses	(542,606)	110,614
Cash used in operating activities	(661,436)	(222,834)

Cash flows from investing activities:
Purchase of equipment	(6,856)	—
Cash used by investing activities	(6,856)	—

Cash flows from financing activities:
Sale of common stock	1,273,161	—
Cost of common stock sale	(16,291)	—
Proceeds from note payable	—	257,850
Repayments of note payable	—	(57,216)
Debt issue costs	—	(25,983)
Cash provided by financing activities	1,256,870	174,651

Net increase (decrease) in cash	588,578	(48,183)
Cash, beginning of period	1,715,264	105,987
Cash, end of period	$2,303,842	$57,804

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$3,765
Cash paid for taxes	$—	$—

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$—	$42,150
Common stock issued as payment of financing fee	$—	$100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
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

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay fees based on the number of times the target audience is exposed to the advertisement, cost per click (“CPC”) whereby our customers pay fees based on the number of times a specific advertisement in clicked on, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

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

These interim financial statements as of and for the three months ended March 31, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to March 31, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2014.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies. (Continued)

The condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of March 31, 2014 and December 31, 2013. The Company usually does not require collateral.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies. (Continued)

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $2,054,000 at March 31, 2014. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At March 31, 2014, one AD Exchange customer, who collects advertising payments from multiple advertisers, and one large pharmaceutical brand accounted for more than 10% of the accounts receivable balance, for a total of 85%. For the three months ended March 31, 2014, 84% of our revenue was collected and paid to us by one of our RTB exchange service providers. For the three months ended March 31, 2013 five customers accounted for 98% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses are carried at historical cost. At March 31, 2014 and December 31, 2013 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 5,605,867 and 359,001 common share equivalents at March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Stockholders’ Equity.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(Unaudited)

Note 2 – Stockholders’ Equity. (Continued)

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

Common Stock

In January 2014 we sold an aggregate of 978,668 shares of our Class A common stock at a purchase price of $1.50 per share to 22 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. We received gross proceeds of $1,468,001. T.R. Winston & Company, LLC acted as placement agent for us in this offering. We paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $190,840 and issued these firms three year Series B common stock purchase warrants to purchase an aggregate of 97,866 shares of our Class A common stock at an exercise price of $2.00 per share as additional compensation. We are using the net proceeds for working capital.

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

Stock Awards

During the three months ended March 31, 2014 we recorded expense of $55,980 related to stock awards granted in prior years.

Stock Options and Warrants

During February 2014 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $2.70 per share and a term of five years. These options have a grant date fair value of $0.65 per option, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of  0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of  43%; and (4) an expected life of the options of  2 years. We have recorded an expense for the director options of $1,306 for the three months ended March 31, 2014.

On March 15, 2014 we granted 200,000 Class A common stock options to a non-employee. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.50 per share and a term of five years. During the three months ended March 31, 2014 we have recorded an expense of $4,002 related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 40%; and (4) an expected life of the options of 5 years.

During the three months ended March 31, 2014 we recorded expense of $4,065 related to stock options granted in prior years.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2013, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We have developed technology that allows brands to launch and manage digital advertising campaigns and that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The three core elements of our business are:

•

Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side and buy side representation. Our technology assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. Our tools provide reporting to these publishers about the sales of their media inventory on theses exchanges. We assist publishers in maximizing their yield and thus maximizing the revenue they generate. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges. This consists of contacting the publishers and having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud detection once the site is approved, we provide the publisher with technology that allow us to deliver advertising to their approved sites or applications. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.  Our technology assists media buyers in purchasing display, mobile and video inventory on the RTB exchanges.   Our tools provide reporting to these buyers about the inventory they are purchasing, and help them to optimize the buying process.  This process consists of contacting media buyers and providing access to our platform and/or managing media campaigns on their behalf.  Once we are hired by the media buyer we provide them access to our portal and allow them to buy media on their own, we execute the buy side process for them on a managed basis.

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

In 2012 we began the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. During the first quarter of 2013 we launched our SRAX product. We have reported a 223% increase in our revenues for the first quarter of 2014 as compared to the first quarter of 2013. The significant increase in our revenues is primarily attributable to our efforts to build our Ad Exchange business. While we have experienced increases in monthly recurring revenue during 2013, first quarter 2014 revenue from this product decreased by approximately 73% as compared to the fourth quarter of 2013, resulting primarily from normal advertising seasonality and our transition from our reliance on the Google ADX platform and launching our proprietary platform,. We have recently increased our sales team fourfold and anticipate that this increase in our sales team and marketing efforts will accelerate the revenue growth for the company. We have also increased our technical resources and we anticipate that this will enable us to bring enhanced revenue generating projects to market more rapidly.

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

Overall, our revenues increased 223% for the first quarter of 2014 as compared to the first quarter of 2013.

We launched our Social Reality Ad Exchange product in January 2013, and since its launch this product had consistently experienced growth rates attributable to the company’s continued sales efforts to establish long term relationships with publishing partners and media buyers. The quarter over quarter growth rates for this product were 290%, 155% and 123% for the second, third and fourth quarters of 2013, respectively. While our revenue for the first quarter of 2014 increased 223% over the first quarter of 2013, during the first quarter of 2014, revenue from this product decreased by approximately 73% as compared to the fourth quarter of 2013. In the fourth quarter of 2013 we started the development of our own platform that allowed us to bring multiple demand partners into one system. Our intent has been to change to our own proprietary system that reduces our reliance on any one demand partner or exchange. During the first quarter of 2014 we made this transition, which caused downtime between ending our reliance on the Google ADX platform and launching our proprietary platform. As a result, our revenue was materially adversely impacted. While we do not expect any additional adverse impacts from the transition off the Google ADX platform, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect. While we cannot be certain that we will attain the growth patterns experienced in the past, we are optimistic about the recurring revenue from this product and the long term value that we believe will result from the use of our proprietary platform and the diversity in demand partners and exchanges.

Cost of revenue

Our gross margins have changed during the 2013 and 2014 comparable periods as a result of the transition of our revenue model in 2012 when we began the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue.  This transition was completed by the end of the first quarter of 2013.  Cost of revenue as a percent of revenue was 67% for the first quarter of 2014 compared to 61% for the first quarter of 2013. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. We become obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 97% of cost of revenue for each of the first quarter of 2014 and 2013 was attributable to payments to website publishers and others. The balance was attributable to labor costs and project and application design costs. We expect that our gross margins will remain in the range reported during 2014 and in future periods.

Operating expense

Operating expense increased 115% for the first quarter of 2014 from the first quarter of 2013. Included in our operating expenses for the first quarter of 2014 are significant amounts of non-cash expenses associated with stock based compensation related to costs associated with various consultants we have engaged to assist our company in its growth efforts. Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016. These costs aggregated approximately $169,000 for the first quarter of 2014 as compared with approximately $10,000 for the first quarter of 2013. The balance of our other operating expenses includes salaries and general overhead expenses. These other operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts. Salaries and related costs have increased approximately $216,000, or 134% for the first quarter of 2014 as compared to the first quarter of 2013.  During 2012, in an effort to conserve our cash resources, Mr. Miglino and Ms. DeRuggiero, our executive officers, each agreed to a temporary reduction in their annual base salary to $60,000 until such time as we have sufficient cash resources to return their compensation to a level that is in line with the Company’s revenue growth. During the fourth quarter of 2013 this amount was increased to $90,000.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Interest expense

Interest expense in the first quarter of 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, LP. We paid off the note and terminated this facility in October 2013.

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

	For the Three Months Ended March 31, (unaudited)
(unaudited, in thousands)	2014	2013
Net income (loss)	$(688)	$(377)
plus:
Equity based compensation	234	47
Adjusted net income (loss)	$(454)	$(330)
Interest expense	—	39
Depreciation of property, plant and equipment	3	1
Adjusted EBITDA	$(451)	$(290)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2014 we had approximately $2,304,000 in cash and cash equivalents and working capital of $2,193,368, as compared to cash and cash equivalents of approximately $1,715,000 and working capital of $1,395,413 at December 31, 2013. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. During 2013 we raised approximately $2,388,000 in capital through the sale of our securities. In the first quarter of 2014 we raised additional capital of approximately $1,273,000. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. During October 2013 we repaid all amounts due under this credit facility. Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.

Our accounts receivable and accounts payable have both decreased substantially at March 31, 2014 from December 31, 2013 resulting from collections and payments during the period.

We do not have any commitments for capital expenditures and our working capital is sufficient to fund our operations for at least the next 12 months.

Net Cash Provided by Operating Activities

We used $661,436 of cash in our operating activities during the first quarter of 2014 compared to $222,834 used by our operating activities for the first quarter of 2013. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses) and an increases in expenditures accounts payable and other liabilities, all partially offset by an increase in net collections on accounts receivable and a decrease in prepayments.

Net Cash Used in Investing Activities

We used $6,856 for the purchase of furniture and equipment during the first quarter of 2014, with none used during the first quarter of 2013.

Net Cash Provided by Financing Activities

During the first quarter of 2014 we received $1,273,161 from the sale of our securities and paid costs of $16,291 associated with the sales.

During the first quarter of 2013 we received $257,850 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $25,983 related to this facility and repaid $57,216 of the revolving credit facility.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for 2013 appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2013.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31 ,2013, before you decide to purchase our securities.

ANY POTENTIAL FUTURE ACQUISITIONS MAY SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH MAY HARM OUR BUSINESS.

Our long-term strategy includes identifying and acquiring companies in our industry with operations that complement ours.  Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business,
•	increased expenses including legal, administrative and compensation expenses related to newly hired employees,
•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own,
•	potential exposure to material liabilities not discovered in the due diligence process,
•	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions, and
•	acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.  For all these reasons, our pursuit of an acquisition may cause our actual results to differ materially from those anticipated.

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

SOCIAL REALITY, INC.

May 15, 2014	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer and Chief Financial Officer