Form 10-Q
period 2014-06-30
SOCIAL REALITY, Inc.
filed 2014-08-14
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  21,013,794 shares of Class A common stock are issued and outstanding as of August 11, 2014.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue to increase our revenues and report profitable operations;
•	our announcement of actual results for a fiscal period that are lower than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;
•	our history of losses;
•	our limited operating history;
•	our ability to identify and consummate acquisitions and difficulties associated with integrating acquired companies;
•	risks associated with loss to access to the Facebook platform;
•	our recent transition off of the Google ADX Platform.
•	risks associated with loss of access to RTB inventory buyers;
•	new and untested technologies we are deploying;
•	our dependence on a small number of customers;
•	continued appeal of Internet advertising;
•	our dependence on our publishers;
•	our ability to effectively compete;
•	costs associated with being a publicly-held company;
•	reduced disclosure requirements of an emerging growth company;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock; and
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation.  In addition, “first half of 2014” refers to the six months ended June 30, 2014, “second quarter of 2014” refers to the three months ended June 30, 2014, “first half of 2013” refers to the six months ended June 30, 2013, “second quarter 2013” refers to the three months ended June 30, 2013, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.socialreality.com or www.groupad.com  is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,540,631	$1,715,264
Accounts receivable, net of allowance for doubtful accounts of $0	274,407	441,831
Prepaid expenses	54,754	46,109
Other current assets	7,018	5,018

Total current assets	1,876,810	2,208,222

Property and equipment, net of accumulated depreciation of $16,706 and $10,184, respectively	28,132	27,798

Deferred offering costs	—	5,453
Prepaid stock based compensation	1,325,240	1,662,074
Other assets	4,804	4,000

Total assets	$3,234,986	$3,907,547

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$308,844	$812,809

Total current liabilities	308,844	812,809

Stockholders' equity

Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding	—	—
Series 1 Preferred stock, authorized 200,000 shares, 121,000 shares issued and outstanding	121	121
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 21,013,794 and 19,901,794 shares issued and outstanding, respectively	21,014	19,902
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	7,479,228	6,081,014
Accumulated deficit	(4,574,221)	(3,006,299)

Total stockholders' equity	2,926,142	3,094,738

Total liabilities and stockholders' equity	$3,234,986	$3,907,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Revenues	$276,934	$495,209	$830,611	$666,661
Cost of revenue	204,305	300,729	576,920	405,686

Gross profit	72,629	194,480	253,691	260,975

Operating expense	953,202	345,569	1,822,607	749,946

Loss from operations	(880,573)	(151,089)	(1,568,916)	(488,971)

Interest income (expense)	461	(126,625)	994	(165,905)

Loss before provision for income taxes	(880,112)	(277,714)	(1,567,922)	(654,876)

Provision for income taxes	—	—	—	—

Net loss	$(880,112)	$(277,714)	$(1,567,922)	$(654,876)

Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.08)	$(0.05)

Weighted average shares outstanding	20,881,927	13,084,288	20,756,838	13,037,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Month Periods Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,567,922)	$(654,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	336,834	19,611
Stock based compensation	147,909	73,530
Amortization of debt issue costs	—	147,726
Depreciation	6,522	3,000
Changes in operating assets and liabilities:
Accounts receivable	167,424	(267,411)
Prepaid expenses	(8,645)	—
Tax refunds receivable	—	38,000
Other current assets	(2,000)	—
Other assets	(804)	—
Accounts payable and accrued expenses	(503,965)	254,847

Cash used in operating activities	(1,424,647)	(385,573)

Cash flows from investing activities:
Purchase of equipment	(6,856)	—

Cash used in investing activities	(6,856)	—

Cash flows from financing activities:
Sale of common stock	1,273,161	—
Cost of common stock sale	(16,291)	—
Proceeds from note payable	—	486,425
Repayments of note payable	—	(136,258)
Debt issue costs	—	(36,162)

Cash provided by financing activities	1,256,870	314,005

Net decrease in cash	(174,633)	(71,568)
Cash, beginning of period	1,715,264	105,987
Cash, end of period	$1,540,631	$34,419

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$18,182
Cash paid for income taxes	$—	$(38,000)

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$—	$63,575
Common stock issued as payment of financing fee	$—	$175,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
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

These interim financial statements as of and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to June 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K filed with the SEC on March 27, 2014.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of June 30, 2014 and December 31, 2013. The Company usually does not require collateral.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies. (Continued)

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $1,291,000 at June 30, 2014. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At June 30, 2014, two AD Exchange customers, who collect advertising payments from multiple advertisers, one large pharmaceutical brand and one additional customer each accounted for more than 10% of the accounts receivable balance, for a total of 94%. For the six months ended June 30, 2014, 75% of our revenue was collected and paid to us by two of our RTB exchange service providers. For the six months ended June 30, 2013 four customers accounted for 94% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses are carried at historical cost. At June 30, 2014 and December 31, 2013 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 5,972,535 and 529,001 common share equivalents at June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014 and 2013 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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
JUNE 30, 2014 AND 2013
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

During June 2014 we issued 133,332 shares of common stock pursuant to the vesting of stock grants.

Stock Awards

During May 2014 we granted an aggregate of 200,000 common stock awards to ten employees. One half of the shares will vest ratably over three years and one half will vest upon the attainment of a performance condition. Compensation expense will be recognized over the vesting period. During the three and six months ended June 30, 2014 we recorded $9,917 of compensation expense related to these awards.

During the three and six months ended June 30, 2014 we recorded expense of $55,477 and $111,457, respectively, related to stock awards granted in prior years.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(Unaudited)

Note 2 – Stockholders’ Equity. (Continued)

Stock Options and Warrants

During February 2014 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $2.70 per share and a term of five years. These options have a grant date fair value of $0.65 per option, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of  0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of  43%; and (4) an expected life of the options of  2 years. We have recorded an expense for the director options of $1,958 and $3,264 for the three and six months ended June 30, 2014, respectively.

On March 15, 2014 we granted 200,000 Class A common stock options to a non-employee. The individual became an employee on June 19, 2014. The options will vest ratably over a period of five years commencing on the grant date and vesting quarterly. The options have an exercise price of $1.50 per share and a term of five years. During the three and six months ended June 30, 2014 we have recorded an expense of $4,341 and $8,343 related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Class A common stock of 43%; and (4) an expected life of the options of 4.875 years. As of the date that the individual became an employee, the 180,000 unvested options had a fair value of $0.40 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 42%; and (4) an expected life of the options of 4.75 years.

On June 19, 2014 we granted 300,000 Class A common stock options to an employee. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. These options have a grant date fair value of $0.37 per option, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of  0.875% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 42%; and (4) an expected life of the options of 3 years. We have recorded an expense for the options of $1,528 for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014 we recorded expense of $9,335 and $13,400, respectively, related to stock options granted in prior years.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2013, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In the fourth quarter of 2013 we started the development of our own platform that allowed us to bring multiple demand partners into one system. Our intent has been to change to our own proprietary system that reduces our reliance on any one demand partner or exchange. During the first quarter of 2014 we made this transition, which caused downtime between ending our reliance on the Google ADX platform and launching our proprietary platform in that quarter. During the second quarter of 2014 we undertook additional technology infrastructure upgrades to the platform to permit a full integration of our publishing partners into our propriety platform, which continued to negatively impact our revenue in the second quarter of 2014. The SRAX platform is now integrated with many demand sources including ADX, Yahoo, OpenX, Pubmatic, Casalle, AppNexus and Live Rail. We are in the process of integrating a number of other demand sources at this time as well. In addition, during 2014 we have increased our technical resources as well as a fourfold increase in our sales team. While we do not expect any additional adverse impacts on our revenues from the transition to our propriety platform, and believe our infrastructure is in place to permit us to increase our revenues in future periods, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect.

Results of operations

Revenues

We currently derive our revenues from the:

•	sale of media inventory from our publishing partners on our SRAX RTB exchanges,
•	licensing of our GroupAd platform on a managed and self-service basis,
•	sale of media and custom applications to drive engagement to our GroupAd programs, and
•	creation of custom programs for both large and small brands.

Overall, our revenues increased 25% for the first half of 2014 as compared to the first half of 2013, but decreased 44% for the second quarter of 2014 as compared to the second quarter of 2013.

While our revenue for the first half of 2014 increased 25% over the first half of 2013, first quarter 2014 revenue from this product decreased by approximately 73% as compared to the fourth quarter of 2013, due to seasonality in the advertising cycle and our transition off of the Google ADX platform during the first quarter of 2014. Revenues further declined by approximately 50% for the second quarter of 2014 as compared to the first quarter of 2014 as discussed earlier in this report. While we cannot be certain that we will attain the revenue growth patterns experienced in the past, we are optimistic about the recurring revenue from our SRAX platform and the long term value that we believe will result from the use of our proprietary platform and the diversity in demand partners and exchanges.

Cost of revenue

Our gross margins have changed during the 2013 and 2014 comparable periods as a result of the transition of our revenue model in 2012 when we began the process of transitioning from a campaign only based model to a monthly recurring revenue model combined with campaign revenue. This transition was completed by the end of the first quarter of 2013. Cost of revenue as a percent of revenue was 74% for the second quarter of 2014 compared to 61% for the second quarter of 2013. Cost of revenue as a percent of revenue was 69% for the first half of 2014 compared to 61% for the first half of 2013. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. We become obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 96% to 99% of cost of revenue for each of the 2014 and 2013 periods presented was attributable to payments to website publishers and others. The balance was attributable to labor costs and project and application design costs. We expect that our gross margins will remain in the range reported during 2014 and in future periods.

Operating expense

Operating expense increased 176% for the second quarter of 2014 from the second quarter of 2013. Operating expense increased 143% for the first half of 2014 from the first half of 2013. Included in our operating expenses for the second quarter and first half of 2014 are significant amounts of non-cash expenses associated with stock based compensation related to costs associated with various consultants we have engaged to assist our company in its growth efforts. Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016. These costs aggregated approximately $169,000 for the second quarter of 2014 as compared with approximately $10,000 for the second quarter of 2013, and approximately $337,000 for the first half of 2014 as compared with approximately $20,000 for the first half of 2013. The balance of our other operating expenses includes salaries and general overhead expenses. These other operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts. Salaries and related costs have increased approximately $328,000, or 186% for the second quarter of 2014 as compared to the second quarter of 2013 and have increased approximately $549,000, or 148% for the first half of 2014 as compared to the first half of 2013. During the 2014 periods we also increased our travel and entertainment and general overhead expenditures, including rent and insurance, from the comparable periods in 2013.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Interest expense

Interest expense in the second quarter of 2013 and first half of 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, LP. We paid off the note and terminated this facility in October 2013.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2014	2013	2014	2013
Net income (loss)	$(880)	$(278)	$(1,568)	$(655)
plus:
Equity based compensation	251	46	485	93
Adjusted net income (loss)	$(629)	$(232)	$(1,083)	$(562)
Interest expense	—	127	—	166
Depreciation of property, plant and equipment	4	2	7	3
Adjusted EBITDA	$(625)	$(103)	$(1,076)	$(393)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2014 we had approximately $1,541,000 in cash and cash equivalents and working capital of $1,567,966, as compared to cash and cash equivalents of approximately $1,715,000 and working capital of $1,395,413 at December 31, 2013. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. During 2013 we raised approximately $2,388,000 in capital through the sale of our securities. In the first quarter of 2014 we raised additional capital of approximately $1,273,000. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. During October 2013 we repaid all amounts due under this credit facility. Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.

Our accounts receivable and accounts payable have both decreased substantially at June 30, 2014 from December 31, 2013 resulting from collections and payments during the period.

We do not have any commitments for capital expenditures and our working capital is sufficient to fund our operations for at least the next 12 months.

Net Cash Used in Operating Activities

We used $1,424,647 of cash in our operating activities during the first half of 2014 compared to $385,573 used by our operating activities for the first half of 2013. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses) and increases in expenditures to reduce accounts payable and other liabilities, all partially offset by an increase in net collections on accounts receivable and a decrease in prepayments.

Net Cash Used in Investing Activities

We used $6,856 for the purchase of furniture and equipment during the first half of 2014, with none used during the first half of 2013.

Net Cash Provided by Financing Activities

During the first half of 2014 we received $1,273,161 from the sale of our securities and paid costs of $16,291 associated with the sales.

During the first half of 2013 we received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $136,258 of the revolving credit facility.

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

We may never achieve our revenue goals.

During the first six months of 2014 our revenues did not reach the levels we expected as a result of the impact of transitioning from the Google ADX platform to our proprietary SRAX platform as discussed elsewhere in this report. While this transition is now complete and we are beginning to see a return to historic revenue levels, there are no assurances this trend will continue or that our revenues will reach our expected goals. We do not expect to issue any future revenue guidance, and we undertake no obligation to update previous guidance to reflect events which have or may impact our company, except as may be required under Federal securities laws.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2014 we issued an aggregate of 133,332 shares of our Class A common stock to six individuals upon the vesting of previously granted restricted stock awards under our 2012 Equity Compensation Plan. The recipients were accredited or otherwise sophisticated investors who had access to financial and business information on our company. The issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) of that act.

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

SOCIAL REALITY, INC.

August 14, 2014	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer and Chief Financial Officer