Form 10-Q
period 2014-09-30
SOCIAL REALITY, Inc.
filed 2014-11-14
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  26,079,749 shares of Class A common stock are outstanding as of November 14, 2014.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue to increase our revenues and report profitable operations;
•	our history of losses;
•	our limited operating history;
•	risks associated with the integration of Steel Media into our company;
•	risks associated with the Financing Agreement entered into in conjunction with the acquisition of Steel Media;
•	our ability to identify and consummate acquisitions and difficulties associated with integrating acquired companies;
•	risks associated with loss to access to the Facebook platform;
•	our recent transition off of the Google ADX Platform;
•	risks associated with loss of access to RTB inventory buyers;
•	new and untested technologies we are deploying;
•	our dependence on a small number of customers;
•	continued appeal of Internet advertising;
•	our dependence on our publishers;
•	our ability to effectively compete;
•	costs associated with being a publicly-held company;
•	reduced disclosure requirements of an emerging growth company;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock; and
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock.

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

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Social Reality,” “we,” “our,” “us,” and similar terms refers to Social Reality, Inc., a Delaware corporation and our subsidiary Steel Media, a California corporation (“Steel Media”).  In addition, “third quarter 2014” refers to the three months ended September 30, 2014, “third quarter 2013” refers to the three months ended September 30, 2013, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our websites at www.socialreality.com, www.steelmediainc.com or www.groupad.com is not part of this report.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$576,797	$1,715,264
Accounts receivable, net of allowance for doubtful accounts of $0	700,657	441,831
Prepaid expenses	70,874	46,109
Other current assets	11,548	5,018

Total current assets	1,359,876	2,208,222

Property and equipment, net of accumulated depreciation of $20,442 and $10,184	24,396	27,798

Deferred offering costs	—	5,453
Deferred debt issue costs	200,000	—
Prepaid stock based compensation	1,166,630	1,662,074
Other assets	4,804	4,000

Total assets	$2,755,706	$3,907,547

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$659,875	$812,809

Total current liabilities	659,875	812,809

Stockholders' equity

Preferred stock, authorized 50,000,000 shares, $0.001 par value, Undesignated, 49,800,000 shares, no shares issued and outstanding Series 1 Preferred stock, authorized 200,000 shares, 121,000 shares issued and outstanding	121	121
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 21,013,794 and 19,901,794 shares issued and outstanding, respectively	21,014	19,902
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	7,566,667	6,081,014
Accumulated deficit	(5,491,971)	(3,006,299)

Total stockholders' equity	2,095,831	3,094,738

Total liabilities and stockholders' equity	$2,755,706	$3,907,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Revenues	$663,144	$853,338	$1,493,755	$1,519,999
Cost of revenue	489,416	671,412	1,066,336	1,077,098

Gross profit	173,728	181,926	427,419	442,901

Operating expense	1,091,749	864,394	2,914,356	1,614,340

Loss from operations	(918,021)	(682,468)	(2,486,937)	(1,171,439)

Interest income (expense)	271	(147,148)	1,265	(313,053)

Loss before provision for income taxes	(917,750)	(829,616)	(2,485,672)	(1,484,492)

Provision for income taxes	—	—	—	—

Net loss	$(917,750)	$(829,616)	$(2,485,672)	$(1,484,492)

Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.11)

Weighted average shares outstanding	21,013,794	13,801,891	20,843,431	13,295,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Month Periods Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,485,672)	$(1,484,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	495,444	85,503
Stock based compensation	235,348	493,785
Amortization of debt issue costs	—	274,737
Depreciation	10,258	4,500
Changes in operating assets and liabilities:
Accounts receivable	(258,826)	(427,280)
Prepaid expenses	(24,765)	—
Tax refunds receivable	—	38,000
Other current assets	(6,530)	(402)
Other assets	(804)	—
Accounts payable and accrued expenses	(152,934)	798,459
Cash used in operating activities	(2,188,481)	(217,190)

Cash flows from investing activities:
Purchase of equipment	(6,856)	—
Cash used by investing activities	(6,856)	—

Cash flows from financing activities:
Sale of common stock	1,273,161	—
Cost of common stock sale	(16,291)	(14,539)
Proceeds from note payable	—	486,425
Repayments of note payable	—	(178,703)
Debt issue costs	(200,000)	(36,162)
Cash provided by financing activities	1,056,870	257,021

Net (decrease) increase in cash	(1,138,467)	39,831
Cash, beginning of period	1,715,264	105,987
Cash, end of period	$576,797	$145,818

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$37,318
Cash paid for taxes	$—	$(38,000)

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$—	$63,575
Common and preferred stock issued as prepayment for services	$—	$1,235,000
Common stock warrant issued as prepayment for services	$—	$124,916
Common stock issued as payment of financing fee	$—	$175,000
Common stock issued as payment of accounts payable	$—	$3,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations

Social Reality, Inc. ("Social Reality", "we", "us" or "the Company") is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired all of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009, which began business in May of 2010, in exchange for 12,328,767 shares of our Class A and Class B common stock. The former members of Social Reality, LLC owned all of our common stock after the acquisition.

Currently, our principal source of revenue is through the provision of inventory to real time bidding exchanges (RTB) through our network of website partners. We provide the service of yield optimization for these partners and deliver the highest possible price for inventory provided from our partners to the exchange.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay fees based on the number of times the target audience is exposed to the advertisement, cost per click ("CPC") whereby our customers pay fees based on the number of times a specific advertisement in clicked on, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

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

We are headquartered in Los Angeles, California.

Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to September 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2013, included in the Company's annual report on Form 10-K filed with the SEC on March 27, 2014.

The condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. No allowance was recorded as of September 30, 2014 and December 31, 2013. The Company usually does not require collateral.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies. (Continued)

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $327,000 at September 30, 2014. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At September 30, 2014, three AD Exchange customers, who collect advertising payments from multiple advertisers and one additional customer each accounted for more than 10% of the accounts receivable balance, for a total of 59%. For the nine months ended September 30, 2014, 58% of our revenue was collected and paid to us by two of our RTB exchange service providers. For the nine months ended September 30, 2013 79% of our revenue was collected and paid to us by one of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses are carried at historical cost. At September 30, 2014 and December 31, 2013 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Loss Per Share

We use ASC 260, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 5,754,535 and 1,629,001 common share equivalents at September 30, 2014 and 2013, respectively. For the three and nine months ended September 30, 2014 and 2013 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Stockholders' Equity.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 2 – Stockholders' Equity. (Continued)

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

Stock Awards

During May 2014 we granted an aggregate of 200,000 common stock awards to ten employees. One half of the shares will vest ratably over three years and one half will vest upon the attainment of a performance condition. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2014 we recorded $16,858 and $26,775 of compensation expense related to these awards. Awards in the amount of 20,000 shares were forfeited during the third quarter.

During the three and nine months ended September 30, 2014 we recorded expense of $57,665 and $169,122, respectively, related to stock awards granted in prior years.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 2 – Stockholders' Equity. (Continued)

Stock Options and Warrants

During February 2014 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $2.70 per share and a term of five years. These options have a grant date fair value of $0.65 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 43%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $1,958 and $5,222 for the three and nine months ended September 30, 2014, respectively.

On March 15, 2014 we granted 200,000 Class A common stock options to a non-employee. The individual became an employee on June 19, 2014 and left our employ during the third quarter of 2014. Pursuant to the separation agreement all vested and unvested options were forfeited. During the three and nine months ended September 30, 2014 we have recorded a credit of $665 and expense of $7,678 related to the fair value of the options that vested or forfeited prior to vesting.

On June 19, 2014 we granted 300,000 Class A common stock options to an employee. The employee left our employ during the third quarter of 2014. Pursuant to the separation agreement all vested and unvested options were forfeited. We have recorded a credit of $1,528 and expense of $0 for the three and nine months ended September 30, 2014 related to the fair value of options that were forfeited prior to vesting.

On August 15, 2014 we granted 310,000 common stock options to employees. One half of the shares will vest ratably over three years, such vesting to begin August 15, 2014, and one half will vest ratably over three years commencing upon the attainment of a performance condition, such vesting to begin August 15, 2016. The options subject to the performance condition will terminate if the performance condition is not met by July 31, 2015. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.00 per share and expire three years following vesting date. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 41%; and (4) an expected life of the options of 3 years. We have recorded an expense for the options of $3,707 for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014 we recorded expense of $9,444 and $22,844, respectively, related to stock options granted in prior years.

Note 3 – Subsequent Events.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media, a California corporation ("Steel Media"), from Richard Steel pursuant to the terms and conditions of a stock purchase agreement, dated October 30, 2014, by and among the Company, Steel Media and Mr. Steel (the "Stock Purchase Agreement").

The acquisition of Steel Media is intended to complement and augment the current operations of Social Reality. Together, the companies intend to offer and deliver performance and technology for social data and Internet ad buy-and-sell solutions, delivered to agencies and brands by our combined digital sales team. We expect that the combined expertise of the two companies will enhance the quality of our technology and service.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 3 – Subsequent Events. (Continued)

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which is secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) an earnout payment of up to $8 million (the "Earnout Consideration").

The Earnout Consideration is payable upon the attainment of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of Steel Media during the two year period following the closing, 60% of which may be satisfied in shares of Social Reality's Class A common stock subject to the satisfaction of certain conditions set forth in the Stock Purchase Agreement. Further, in the event of (i) a change of control of the Company or Steel Media or (ii) Mr. Steel's termination without "cause" or resignation for "good reason" (each as defined in Mr. Steel's employment agreement (as hereinafter described)) during the two year period following the closing, we are obligated to pay Mr. Steel 100% of the Earnout Consideration (less any amount previously paid to Mr. Steel). To the extent we are prohibited from paying any Earnout Consideration in cash and Mr. Steel is prohibited from receiving same under the terms of the Subordination Agreement (as hereinafter defined) described below, Mr. Steel has the right to request that the Company pay him the prohibited cash earnout payment in shares of the Company's Class A common stock.

The Note issued to Mr. Steel at the closing bears interest at the rate of 5% per annum and the principal and accrued interest is due and payable on October 30, 2015. The amounts due under the Note accelerate and become immediately due and payable upon the occurrence of an event of default as described in the Note. Upon an event of default under the Note, the interest rate increases to 10% per annum. The Note may be prepaid upon five days' notice to Mr. Steel, and the Note must be prepaid upon a change of control of the Company or Steel Media. The Note is also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the "Excess Cash Amount" as defined in the Note.

The obligations under the Note are subordinated to the Company's obligations under the Financing Agreement (as hereinafter defined) pursuant to the terms of the Subordination Agreement (as hereinafter described) and are secured by the Escrow Shares. Upon an event of default under the Note, if the Escrow Shares are released to Mr. Steel all amounts due under the Note will be deemed paid and the Note will be satisfied in full provided that (i) all of the Escrow Shares (or at least 90% of the Escrow Shares, in the case of a cut-back required by the SEC as a result of limitations under SEC Rule 415, as defined in the Registration Rights Agreement described below) are subject to a then effective SEC registration statement having a customary plan of distribution for resale, (ii) the Escrow Shares are freely tradable by Mr. Steel, without restriction of any kind or nature (other than insider trading laws), and (iii) the certificates evidencing the Escrow Shares are free of any legend or other restrictive notation. If these conditions are not each satisfied at the time of release of the Escrow Shares to Mr. Steel, then the principal and interest due under the Note remains outstanding except that it will be deemed repaid from time to time, dollar for dollar, from the proceeds realized by Mr. Steel from the sale or other disposition of the Escrow Shares. The Escrow Shares are considered issued but not outstanding and Mr. Steel does not have any voting or other rights as a stockholder to the Escrow Shares during the period they are held in escrow. The Escrow Shares are being held by an escrow agent pursuant to the terms of that certain Escrow Agreement, dated October 30, 2014, by and among Mr. Steel, the Company and Lowenstein Sandler LLP, as escrow agent (the "Escrow Shares Agreement"). Subject to the terms and conditions of the Stock Purchase Agreement and the Subordination Agreement, upon a release of the Escrow Shares to Mr. Steel, Mr. Steel has the right to put the Escrow Shares to the Company at a per share price of $1.0474 (the "Put Right").

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 3 – Subsequent Events. (Continued)

On October, 30, 2014, in connection with the acquisition of Steel Media, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with Mr. Steel pursuant to which the Company agreed to register any Earnout Shares issued to him or Escrow Shares released to him. The Company granted Mr. Steel demand registration rights over the Escrow Shares and the Earnout Shares which he may exercise 90 days after such shares are issued or released to him. In addition, Mr. Steel has the right to include any Earnout Shares issued to him or Escrow Shares released to him in registration statements for offerings by the Company as well as offerings of the Company's Class A common stock held by third parties.

The initial accounting for the acquisition of Steel Media is incomplete and will be completed during the fourth quarter of 2014. The required pro forma financial disclosures will be included in the consolidated financial statements for the year ended December 31, 2014.

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered into a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The Financing Agreement provides for borrowings of up to $20 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of the assets of the Company and its subsidiaries (including Steel Media) and a pledge of 100% of the equity interests of each domestic subsidiary of the Company pursuant to the terms of a pledge and security agreement (the "Pledge and Security Agreement") entered into by the Company on the Financing Agreement Closing Date (which was joined by Steel Media immediately after the Company's acquisition of Steel Media). The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes (the "Financing Notes") issued pursuant to the Financing Agreement, including the note issued to the lender thereunder in the original aggregate principal amount of $9 million on the Financing Agreement Closing Date (the "Initial Financing Note"), bear interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieves a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement are scheduled to mature on October 30, 2017. Proceeds from the Initial Financing Note issued on the Financing Agreement Closing Date were used to finance, in part, the Company's acquisition of Steel Media as described earlier in this report.

The Financing Agreement provides for subsidiaries of the Company to join the Financing Agreement from time to time as borrowers and cross guarantors thereunder. Immediately after the Company's acquisition of Steel Media on October 30, 2014, Steel Media executed a joinder agreement under which it became a borrower under the Financing Agreement. The Company and its subsidiary, Steel Media, are cross guarantors of each other's obligations under the Financing Agreement, all of which guaranties and obligations are secured pursuant to the terms of the Pledge and Security Agreement.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 3 – Subsequent Events. (Continued)

Pursuant to the Financing Agreement, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five year warrant to purchase 2,900,000 shares of its Class A common stock at an exercise price of $1.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12- month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1,500,000.

As contemplated under the Financing Agreement, the Company also entered into a registration rights agreement on the Financing Agreement Closing Date (the "Financing Registration Rights Agreement") with the holder of the Financing Warrant, pursuant to which the Company granted to such holder certain "piggyback" rights to register the shares of the Company's Class A common stock issuable upon exercise of the Financing Warrant. Specifically, the holder of the Financing Warrant has the right, subject to certain allocation provisions set forth in the Financing Registration Rights Agreement, to include the shares underlying the Financing Warrant in registration statements for offerings by the Company of its Class A common stock, as well as offerings of the Company's Class A common stock held by third parties.

As part of the arrangements under the Financing Agreement, the Agent, Mr. Steel, and the Company and Steel Media (as borrowers under the Financing Agreement) have also entered into a subordination agreement (the "Subordination Agreement") under which Mr. Steel has agreed, subject to the terms and conditions of the Subordination Agreement, to subordinate to the lenders and holders of Financing Notes and the Financing Warrant issued under the Financing Agreement (i) certain obligations, liabilities, and indebtedness, including, without limitation, payments under the Note and payments of Earnout Consideration, owed to him by the Company and any of its subsidiaries and (ii) Mr. Steel's right to exercise the Put Right.

Employment Agreements

In connection with the acquisition of Steel Media, on October 30, 2014, the Company entered into employment agreements with Mr. Steel and two other employees. The four year agreements provide for base salary, guaranteed and discretionary bonuses and option grants. The agreements contain severance provisions if the employees are terminated without cause, as defined in the agreements.

On November 5, 2014 the board of directors of Social Reality, Inc. appointed Carrie McQueen as our Chief Financial Officer. In conjunction with our appointment of Ms. McQueen as our Chief Financial Officer we entered into an executive employment agreement with her. The initial term of the agreement is for two years and may be extended by us in our discretion for additional one year terms upon notice to Ms. McQueen. The agreement provides for base salary, discretionary bonuses and stock and option grants. The agreement contains severance provisions if Ms. McQueen is terminated upon her death or disability and with or without cause, as defined in the agreement.

SOCIAL REALITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(Unaudited)

Note 3 – Subsequent Events. (Continued)

Private Placement

On October 30, 2014 and November 5, 2014, the Company sold 4,220,500 units of its securities to 28 accredited investors in a private placement exempt from registration under the Securities Act of 1933. The units were sold at a purchase price of $1.00 per unit resulting in gross proceeds to the Company of $4,220,500. Each unit consisted of one share of the Company's Class A common stock and one three year Class A common stock purchase warrant to purchase 0.5 shares of its Class A common stock. Each redeemable three year warrant (the "Private Placement Warrants") entitles the holder to purchase one-half share of the Company's Class A common stock at an exercise price of $1.50 per share. The Private Placement Warrants must be exercised in such denominations as to require the issuance of a whole number of shares. Providing that there is an effective registration statement registering the shares of the Company's Class A common stock issuable upon exercise of the Private Placement Warrants, the Company has the right to redeem all or any portion of the warrants at a price of $0.001 per share of Class A common stock underlying such warrants upon 20 days' notice at any time that the closing price of the Company's Class A common stock equals or exceeds $3.75 per share for 20 consecutive trading days and the daily average minimum volume of its Class A common stock during those 20 trading days is at least 100,000 shares.

In addition to the units sold for cash, the Company also issued T.R. Winston & Company, LLC ("T.R. Winston") 800,000 units, valued at $800,000, as compensation for the firm's investment banking services to it in connection with the acquisition of Steel Media described above. The units issued to T.R. Winston are identical to the units sold in the private placement.

As a result, the Company issued an aggregate of 5,020,500 shares of its Class A common stock and Private Placement Warrants to purchase an additional 2,510,250 shares of its Class A common stock. T.R. Winston acted as placement agent for the Company in private placement offering. The Company paid the placement agent and a selling agent cash commissions totaling $351,435 and agreed to issue T.R. Winston and the selling agent three year warrants which are identical to the Private Placement Warrant to purchase 301,230 shares of the Company's Class A common stock at an exercise price of $1.50 per share. The Company used $2,500,000 of the net proceeds from the offering as part of the cash consideration for the acquisition of Steel Media described above and used approximately $678,000 for fees in this transaction, including $580,000 to T.R. Winston as a loan origination fee for the Financing Agreement. The balance of the net proceeds will be used for general working capital.

The Company has agreed to file a registration statement covering the shares underlying the Private Placement Warrants and the placement agent warrants within 90 days from the closing of the Steel Media acquisition. The Company is obligated to pay all costs associated with this registration statement, other than selling expenses of the warrant holders.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2013, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

As Social Reality, we have developed technology that allows brands to launch and manage digital advertising campaigns and that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The three core elements of this business are:

•

Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side and buy side representation. Our technology assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. Our tools provide reporting to these publishers about the sales of their media inventory on theses exchanges. We assist publishers in maximizing their yield and thus maximizing the revenue they generate. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges. This consists of contacting the publishers and having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud detection, and once the site is approved, we provide the publisher with technology that allows us to deliver advertising to their approved sites or applications. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time. Our technology assists media buyers in purchasing display, mobile and video inventory on the RTB exchanges. Our tools provide reporting to these buyers about the inventory they are purchasing, and help them to optimize the buying process. This process consists of contacting media buyers and providing access to our platform and/or managing media campaigns on their behalf. Once we are hired by the media buyer we provide them access to our portal and allow them to buy media on their own, or we execute the buy side process for them on a managed basis.

•

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. GroupAd allows brand marketers to select from a number of pre-created applications, and then launch these applications on their social media sites. GroupAd also provides an online loyalty program that rewards users for being brand advocates. GroupAd allows brands to identify who their brand advocates are and then provide the brands the tools to communicate and reward the advocates. We generate revenue from GroupAd from brands who license the platform from us on a managed or self-service basis to deliver social media applications, and, in some cases a loyalty application. License fees are paid on a monthly basis and are recurring in nature for as long as the brand is utilizing the platform. The amount that a brand pays for the platform is calculated by the number of social media followers they have on various social networks.

•

Social Reality Innovations. Brands need new and innovative programs to stay ahead of the market. Our Innovations group works with brands to develop mobile and social applications that set them ahead of their competition. The best of these Innovations-developed applications are then added to the GroupAd platform. We generate our revenue in this unit through the creation of custom programs. This includes conceptualizing, launching and managing these programs directly for the brands. Innovations also sells media to their clients to drive engagements to our custom-built programs and to existing GroupAd programs.

In the fourth quarter of 2013 we started the development of our own platform, SRAX, which would allow us to bring multiple demand partners into one proprietary system.  This would diversify our revenue sources and minimize our risk and reliance on partner platforms. During the first quarter of 2014 we made this transition, which caused downtime and revenue loss, between ending our reliance on the Google ADX platform and launching our proprietary SRAX platform. During the second quarter of 2014 we undertook additional technology infrastructure upgrades to the platform to permit a full integration of our publishing partners into SRAX, which continued to negatively impact our revenue in the second quarter of 2014. The SRAX platform now integrates multiple market-leading demand sources including ADX, Yahoo, OpenX, Pubmatic, Casalle, AppNexus and Live Rail. We will continue to integrate other demand sources to maintain our diversified platform, which also mitigates revenue risk should any of those demand sources change their focus or leadership position. To support this transition and development of our SRAX platform, we have increased our technical resources, and driven a fourfold increase in our sales team. We do not expect any additional adverse impacts on our revenues from the transition to our propriety platform, and believe our infrastructure will support increased revenues in future periods; however, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect.

In addition to the Social Reality business operations described above, we look forward to incorporating the business operations, revenue, expenses and operating results of our new acquisition, Steel Media.  Steel Media’s incorporation into Social Reality will have a significant impact on our revenue and results of operations, as we add in their strong sell-side revenue, gross margins comparable to Social Reality’s, and its historically-profitable operating results.  Incorporating Steel Media into our company will allow their sales and operations staff to benefit from the market access provided in-house by the SRAX diversified RTB platform, providing cost savings by using the existing Social Reality offerings, and also providing their sales staff with additional offerings from the GroupAd products.  We expect a period of integration and transition in bringing these businesses together through the remainder of 2014 and into early 2015, but expect both long- and short-term positive operational and financial results.

Results of operations

Revenues

We currently derive our revenues from the:

•	sale of media inventory from our publishing partners on our SRAX RTB exchanges,
•	licensing of our GroupAd platform on a managed and self-service basis,
•	sale of media and custom applications to drive engagement to our GroupAd programs, and
•	creation of custom programs for large and small brands.

Overall, our revenues decreased 22% for the third quarter of 2014 and 2% for the nine months ended September 30, 2014 as compared to the 2013 periods.

Our third quarter 2014 revenue decreased from third quarter 2013 due to the transition off of the Google ADX platform during the first quarter of 2014. However, we have experienced more than a doubling of revenue for the third quarter of 2014 as compared to the three months ended June 30, 2014 as the SRAX platform has come online, supporting a diversified revenue stream.  While we cannot be certain that we will attain the revenue growth patterns experienced in the past, we are optimistic about the recurring revenue from our SRAX platform and the long term value that we believe will result from the use of our proprietary platform and the diversity in demand partners and exchanges.  In addition to continued revenue growth from SRAX and other Social Reality offerings, we expect to show significant revenue growth with the addition of our new acquisition Steel Media.

Cost of revenue

Cost of revenue as a percent of revenue was 74% for the third quarter of 2014 compared to 79% for the third quarter of 2013. Cost of revenue as a percent of revenue was 71% for the nine months ended September 30, 2014 compared to 71% for the nine months ended September 30, 2013. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event, and project and application design costs. We become obligated to make payments related to website publishers in the period that the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Approximately 99% of cost of revenue for each of the 2014 and 2013 periods presented was attributable to payments to website publishers and others. The balance was attributable to labor costs and project and application design costs. We expect that our Social Reality product gross margins will remain in the range reported during 2014, and expect that incorporating Steel Media operations will allow the combined companies to show continued strength in gross margins, as we move Steel Media costs of revenues to in-house platforms.

Operating expense

Operating expense increased 26% for the third quarter of 2014 from the third quarter of 2013. Operating expense increased 81% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. Included in our operating expenses for the third quarter and nine months ended September 30, 2014 are significant amounts of non-cash expenses associated with stock based compensation related to costs associated with various consultants we have engaged to assist our company in its growth efforts. Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016. These costs aggregated approximately $159,000 for the third quarter of 2014 as compared with approximately $66,000 for the third quarter of 2013, and approximately $496,000 for the nine months ended September 30, 2014 as compared with approximately $86,000 for the nine months ended September 30, 2013. The balance of our other operating expenses includes salaries and general overhead expenses. These other operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts. Salaries and related costs have decreased approximately $66,000, or 11% for the third quarter of 2014 as compared to the third quarter of 2013 (due to a decrease in one time stock based compensation recorded in 2013) and have increased approximately $482,000, or 51% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. During the 2014 periods we also increased our travel and entertainment and general overhead expenditures, including marketing, rent and insurance, from the comparable periods in 2013.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.  The addition of Steel Media’s operations will result in additional, substantial increases in recurring operating expense, but we presently expect these additional operating expenses to be partially offset by increased gross margins, overall providing a net positive effect to the combined companies’ results of operations.

Interest expense

Interest expense in the second quarter of 2013 and first half of 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, LP. We paid off the note and terminated this facility in October 2013.  As a result of the note issued to Mr. Steel as partial consideration for the purchase of Steel Media together with the financing agreement entered into in connection with the acquisition of Steel Media, we expect our interest expense will increase substantially during the fourth quarter of 2014 and beyond, although we are not able at this time to quantify the expected increase.

Non-GAAP Financial Measures

We use Adjusted net income (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding certain additional expenses. We believe the presentation of Adjusted net income (loss) and Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of our business.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2014	2013	2014	2013
Net income (loss)	$(918)	$(830)	$(2,486)	$(1,484)
plus:
Equity based compensation	246	486	731	579
Adjusted net income (loss)	$(672)	$(344)	$(1,755)	$(905)
Interest expense	—	147	—	313
Depreciation of property, plant and equipment	3	2	10	5
Adjusted EBITDA	$(669)	$(195)	$(1,745)	$(587)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2014 we had approximately $577,000 in cash and cash equivalents and working capital of $700,001, as compared to cash and cash equivalents of approximately $1,715,000 and working capital of $1,395,413 at December 31, 2013. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. During 2013 we raised approximately $2,388,000 in capital through the sale of our securities. In the first quarter of 2014 we raised additional capital of approximately $1,273,000. Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. During October 2013 we repaid all amounts due under this credit facility. Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.

Our accounts receivable have increased and accounts payable have decreased substantially at September 30, 2014 from December 31, 2013 resulting from collections and payments during the period.

We do not have any commitments for capital expenditures and our working capital, including our recent financings described below, is sufficient to fund our operations for at least the next 12 months.

Net Cash Used in Operating Activities

We used $2,188,481 of cash in our operating activities during the nine months ended September 30, 2014 compared to $217,190 used by our operating activities for the nine months ended September 30, 2013. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses) and increases in expenditures to reduce accounts payable and other liabilities, all partially offset by an increase in net collections on accounts receivable and a decrease in prepayments.

Net Cash Used in Investing Activities

We used $6,856 for the purchase of furniture and equipment during the nine months ended September 30, 2014, with none used during the nine months ended September 30, 2013.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014 we received $1,273,161 from the sale of our securities and paid costs of $16,291 associated with the sales. We also paid costs of $200,000 related to financing that was consummated in October of 2014.

During the nine months ended September 30, 2013 we received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $178,703 of the revolving credit facility. We also paid costs of $14,539 related to the sale of our securities that occurred in October 2013.

Subsequent to September 30, 2014 we consummated several significant transactions:

•

We acquired 100% of the capital stock of Steel Media,

•

We entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder; and

•

We raised approximately $4.2 million through the sale of our equity securities, and issued an additional $800,000 of securities in satisfaction of investment banking fees.

These transactions are described in greater detail in Note 3 of this report and our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2014.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2013.  We expect to begin remediation of these material weaknesses during the fourth quarter of 2014 following our hiring of a full-time Chief Financial Officer and the expansion of our accounting department.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, before you decide to purchase our securities:

The failure to integrate successfully Steel Media into our business could adversely affect the combined company’s future results.

The success of our acquisition of Steel Media will depend, in large part, on the ability of the combined company to realize anticipated benefits from combining the businesses of the two companies. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the transaction, which may have a material adverse effect on our operations and financial condition. Potential difficulties that may be encountered in the integration process include the following:

•

integrating the operations of Steel Media into our operations and our ability to fully leverage the perceived business opportunities of the combined company;

•

the ability of Steel Media to continue to report revenues and earnings at historic levels;

•

possible loss by Steel Media of material customers post-closing;

•

using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•

appropriately managing the liabilities of the combined company;

•

potential unknown or currently unquantifiable liabilities associated with the acquisition and the operations of the combined company;

•

performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations;

•

necessary changes in the operations and culture of Steel Media post-closing in order to accommodate the change from a privately-held company to a subsidiary of a public company;

•

the impact of the earn out payments Mr. Steel may receive, with respect to our results of operations in future periods;

•

significant increases in our operating expenses; and

•

additional business, financial and operating risks we have yet to identify.

There are no assurances that the acquisition of Steel Media will ultimately result in the realization of the anticipated benefits.

The terms of the Financing Agreement contains financial and operating terms, representations and covenants that may restrict our ability to efficiently operate our business

The terms of a Financing Agreement that entered into in connection with the acquisition of Steel Media contains terms which, include requirements to maintain minimum cash balances and minimum operating cash flows, among various other requirements in order to maintain compliance with the terms of the financing agreement. We also granted the lender a first position security interest in our assets, including the stock of Steel Media. This Financing Agreement contain various events of default such as failure to pay principal or interest; filing for bankruptcy; breach of covenants, representations or warranties; the occurrence of a material adverse effect (as will be defined in the agreement) and a change in control (as will be defined in the agreement), among others. Upon any default, among other remedies, generally both principal and interest would be accelerated and additional charges would apply. A default under the terms of the Financing Agreement would likely trigger a default under the note we issued Mr. Steel at the closing of the Steel Media acquisition.  Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, or at all, it is possible the lender could foreclose on our assets and our ability to continue our business and operations as then conducted would be in jeopardy.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description

2.1	Stock Purchase Agreement, dated October 30, 2014, by and among Richard Steel, Steel Media and Social Reality, Inc. ** (1)
4.7	Form of Class A common stock purchase warrant issued October 30, 2014 (1)
4.8	Warrant to Purchase Class A Common Stock issued October 30, 2014 (1)
10.18	Secured subordinated promissory note in the principal amount of $2,500,000, dated October 30, 2014, issued by Social Reality, Inc. to Richard Steel (1)
10.19	Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Wells Fargo Bank, National Association, as escrow agent. (1)
10.20	Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Lowenstein Sandler LLP, as escrow agent (1)
10.21	Registration Rights Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (1)
10.22	Subordination Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Victory Park Management, LLC (1)
10.23	Financing Agreement, dated as of October 30, 2014, by and among Social Reality, Inc., the Guarantors, the Lenders and Victory Park Management, LLC as Agent (1)
10.24	Senior Secured Term Note, dated October 30, 2014, in the principal amount of $9,000,000 issued to the original lender under the Financing Agreement (1)
10.25	Pledge and Security Agreement, dated October 30, 2014 by and among Social Reality, Inc., Steel Media and Victory Park Management, LLC (1)
10.26	Registration Rights Agreement, dated October 30, 2014, by and among Social Reality, Inc. and the lenders listed on the schedule of Buyers thereto (1)
10.27	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (1)
10.28	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Chad Holsinger (1)
10.29	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Adam Bigelow (1)
10.30	Indemnification Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

———————

*	Filed herewith
**	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Social Reality, Inc. agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
(1)	Incorporated by reference to the corresponding exhibit filed with the Current Report on Form 8-K as filed with the SEC on November 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 14, 2014	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer

November 14, 2014	By:	/s/ Carrie McQueen
Carrie McQueen, Chief Financial Officer