Form 10-K
period 2014-12-31
SOCIAL REALITY, Inc.
filed 2015-03-31
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________
COMMISSION FILE NUMBER: 000-54966

SOCIAL REALITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA  90013

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (323) 694-9800

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Class A common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $12,622,704 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  27,029,749 shares of Class A common stock are issued and outstanding as of March 25, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to grow our revenues and manage our gross margins;
•	our history of losses;
•	our limited operating history;
•	risks associated with the integration of Steel Media and Five Delta;
•	the terms of the Financing Agreement and their impact on our business and operations;
•	risks associated with the terms of the Steel Note;
•	the impact of our debt obligations on our liquidity and financial condition;
•	the impact of the earn out payments to Mr. Steel on our cash flows in future periods;
•	our possible need for additional financing and the requirement under the Financing Agreement to use the proceeds of any additional financings to reduce the obligations to the lender;
•	risks associated with loss of access to the Facebook platform;
•	risks associated with our recent participation on the Google ADX Platform, following our loss of participation on the Google ADX Platform;
•	risks associated with loss of access to real time bidding inventory buyers;
•	the continued appeal of digital advertising;
•	our dependence on our publishers;
•	risks related to possible future acquisitions;
•	risks associated with the Escrow Shares;
•	the possible exercise of the put right by the holder of the Financing Warrant;
•	the limited market for our Class A common stock;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock;
•	the impact of FINRA sales practice requirements on the market for our Class A common stock;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock; and.
•	the terms of indemnification agreements with our executive officers and directors.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta."  In addition, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015.  The information which appears on our web sites at www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxdi.com, www.fivedelta.com and www.groupad.com are not part of this report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We develop platforms that automate the digital advertising market. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives.

As described later in this report, in October 2014 we acquired Steel Media and in December 2014 we acquired Five Delta. In October 2014 we also entered into the financing agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder, which we refer to as the Financing Agreement, the terms of which are described later in this report. The Financing Agreement facilitated our acquisition of Steel Media. Founded in 1999, Steel Media provides digital advertising services and display, mobile, video and email advertising inventory to both brands and advertising agencies. Five Delta is a managed advertising service that uses proprietary technology and methods to optimize digital advertising for its customers. Five Delta primarily utilizes quality first party data from platforms including Facebook, Yahoo, LinkedIn and Google in optimization decisions. Since closing these transactions we have begun integrating the operations of these two companies into our legacy business. We expect that the Steel Media acquisition will allow us to grow our SRAX buy-side business, and the Five Delta acquisition should provide our clients with options to buy advertising across all social media channels, including Facebook, Twitter, and Instagram.

We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;

•

sale and licensing of our GroupAd platform and related media;

•

creation of custom platforms for buying media on SRAX for large brands; and

•

sales of media to pharmaceutical companies and the publishing partners that service the industry through our SRAX MD platform.

SRAX – Real Time Bidding sell side representation. Our technology assists publishers in delivering their media inventory to the RTB exchanges. An RTB exchange is a method of selling and buying online display advertising, one ad impression at a time, utilizing computer algorithms to automatically buy and sell ads in real-time. Our tools provide reporting to these publishers about the sales of their media inventory on these exchanges. We believe that our tools assist publishers in maximizing their revenue. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges, by having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud potential. Once the site is approved, we provide the publisher with technology that allows us to deliver advertising to their approved sites or applications. This includes providing the partner with technology from our advertising server that they then place onto their webpage. This “tag” allows us to fill advertising space on the publisher’s website when we have an advertiser that would like to buy the space. Our platform presents all of the media inventory from our publishing partners to many different buyers at the same time, and then those buyers have the ability to bid on the inventory. Our system then takes the highest price offered and sells the space to that bidder. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

With the addition of Steel Media, we are providing our SRAX platform to brands and their advertising agencies. We are building custom platforms that allow our agency partners to launch and manage their own RTB campaigns. These efforts involve working with the brand and agencies to understand their marketing objectives and then customizing our buying platform to allow these clients to import their own first party consumer targeting data to maximize their media buys. We are also able to provide the clients access to third party consumer targeting data that allows them to further target their media buys. In some instances we are providing these services on a managed basis where the clients provide us with an insertion order and we launch and manage the program on the SRAX platform on their behalf.

With the integration of Five Delta technology into the SRAX platform, we are enhancing our customers’ ability to buy advertising on all social channels and search products. We are able to measure the effectiveness of a program across display, mobile, video, social and search which permits us to then be able to allocate our client's advertising budget to the most effective medium.

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. GroupAd allows brand marketers to select from a number of pre-created applications, and then launch these applications and loyalty programs on their social media sites, their mobile sites and their websites. With the addition of the SRAX RTB platform, we are helping brands to identify their influencers and then, utilizing this first party data, we are creating "look alike audiences." Look alike audiences are consumers who match the characteristics of the identified influencers. Once we create the "look alike audience," we are able to reach these consumers across the web and on social networks through our SRAX platform.

SRAX MD. SRAX MD is an ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns.

SRAX DI. We have found that many of our clients need to build a social media presence. SRAX DI provides the tools and services necessary to launch a presence on Facebook, Twitter, Instagram, Pinterest and other social networks. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence.

Steel Media. Steel Media serves the needs of brands and advertising agencies by helping its clients to navigate the complex digital advertising marketplace while executing campaigns across online display, email, mobile, and video channels. We believe that this multi-channel approach allows brands to execute cross-channel campaigns in order to reach a target audience at scale. Campaigns may run on one channel or across multiple channels. Steel Media currently focuses on four channels based on a combination of market demand and economics.

Steel Media historically operated much like a consulting or business process outsourcing firm, leveraging well established relationships with technology partners to provide its clients with various ways of engaging and influencing specific consumer and business-to-business audiences. The integration into Social Reality has enabled Steel Media to utilize our SRAX tools to buy and manage their programs. SRAX is also being used as a tool that is client facing to deliver reports and to allow clients to schedule their own media buys. Steel Media engages with its clients on both the sales and campaign management sides of the business. Over the course of its 14-year history, Steel Media has created what we believe to be an advantage in the marketplace by honing its skills in managing digital advertising campaigns, and developing preferred relationships with some of the largest technology partners in the industry. Steel Media has strategically focused its sales efforts on developing relationships with advertising agencies and has worked with dozens of agencies over the years, representing some of the world’s most recognized brands. Proprietary processes are employed to help brands target specific audiences by identifying groups based on age, behavioral patterns, geographic location, ethnicity, household income, or various other attributes. This targeting capability is intended to allow brands to create a direct relationship with consumers.

Marketing and sales

We market our services through our in house sales team, which is divided into two distinct activities. One group is responsible for brand advertisers and advertising agencies, and the other is responsible for publisher acquisition and management. Our in house marketing is focused on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team. We also attend industry specific events such as AdTech, AdExchanger, and Salesforce annual events, and local events in Los Angeles and New York.

We do not generate our own media inventory nor do we currently own or operate websites that drive traffic to our marketing campaigns. We rely on our publishing partners to provide the media inventory that we sell and use to promote our marketing campaigns as well as to assist in driving user traffic to these campaigns.

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

Competition

We operate in a highly competitive environment. Our competitors include companies who focus on the RTB market and companies who are focused on providing social media applications on a managed and self-service basis. We believe we compete based on both our ability to assist our customers to obtain the best available prices as well as our excellent customer service. The barrier to entry to our industry is low. We believe that in the future we will face increased competition from these companies as they expand their operations, as well as new entrants to our industry. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our company. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or media inventory and our revenue and results of operations could decline.

Government regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, and federal and state regulations covering the treatment of member data that we collect from endorsers.

U.S. and foreign regulations and laws potentially affecting our business are evolving. We have not yet developed an internal compliance program nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners and advertising clients. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon products or aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view ads or take action, and both we and the consumer may earn cash and other incentives, and any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

Employees

At March 15, 2015 we had 37 full-time employees. There are no collective bargaining agreements covering any of our employees. In January 2013 we entered into an agreement with an unrelated third party under which through the third party provider we co-employ 47 individuals in Mexico. The Mexican service provider assumes all responsibility for payroll, payroll taxes, workers’ compensation coverage and certain other administrative functions for our employees in Mexico and we pay a fee equal to the amount of compensation paid to these employees plus an 8% administrative override amount. The agreement expired by its term in January 2014, however, the arrangement has continued on the same basis following the expiration of the agreement.

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May, 2010. Upon the conversion, we changed our name to Social Reality, Inc.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media from Mr. Richard Steel pursuant to the terms and conditions of a Stock Purchase Agreement, dated October 30, 2014, by and among our company, Steel Media and Mr. Steel. As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of:

•

a cash payment at closing of $7.5 million;

•

a cash payment of $2 million which is being held in escrow pursuant to the Escrow Agreement, dated October 30, 2014, by and among Wells Fargo Bank, National Association, our company and Mr. Steel, which we refer to as the Indemnity Escrow Agreement, to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement;

•

a one year secured subordinated promissory note in the principal amount of $2.5 million, which we refer to as the Steel Note, which is secured by the 2,386,863 shares of our Class A common stock, which we refer to as the Escrow Shares; and

•

an earn out payment of up to $8 million.

The earn out consideration is payable upon the attainment of EBITDA targets of Steel Media during the two year period following the closing, 60% of which may be satisfied in shares of the our Class A common stock subject to the satisfaction of certain conditions set forth in the Stock Purchase Agreement. Further, in the event of:

•

a change of control of our company or Steel Media, or

•

Mr. Steel’s termination without “cause” or resignation for “good reason" during the two year period following the closing,

we are obligated to pay Mr. Steel 100% of the earn out consideration (less any amount previously paid to Mr. Steel). To the extent we are prohibited from paying any earn out consideration in cash and Mr. Steel is prohibited from receiving same under the terms of the Subordination Agreement described earlier in this report, Mr. Steel has the right to request that we pay him the prohibited cash earn out payment in shares of our Class A common stock.

The Steel Note bears interest at the rate of 5% per annum and the principal and accrued interest is due and payable on October 30, 2015. The amounts due under the Steel Note accelerate and become immediately due and payable upon the occurrence of an event of default as described in the Steel Note, and upon an event of default under the Steel Note, the interest rate increases to 10% per annum. The Steel Note may be prepaid upon five days’ notice to Mr. Steel, and the Steel Note must be prepaid upon a change of control of our company or Steel Media. The Steel Note is also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the “Excess Cash Amount” as defined in the Steel Note.

The obligations under the Steel Note are subordinated to our obligations under the Financing Agreement pursuant to the terms of the Subordination Agreement and are secured by the Escrow Shares. Upon an event of default under the Steel Note, if the Escrow Shares are released to Mr. Steel, all amounts due under the Steel Note will be deemed paid and the Steel Note will be satisfied in full, provided that:

•

all of the Escrow Shares (or at least 90% of the Escrow Shares, in the case of a cut-back required by the SEC as a result of limitations under SEC Rule 415, as defined in the Registration Rights Agreement described below) are subject to a then effective SEC registration statement having a customary plan of distribution for resale;

•

the Escrow Shares are freely tradable by Mr. Steel, without restriction of any kind or nature (other than insider trading laws); and

•

the certificates evidencing the Escrow Shares are free of any legend or other restrictive notation.

If these conditions are not each satisfied at the time of release of the Escrow Shares to Mr. Steel, then the principal and interest due under the Steel Note remains outstanding, except that it will be deemed repaid from time to time, dollar for dollar, from the proceeds realized by Mr. Steel from the sale or other disposition of the Escrow Shares. The Escrow Shares are considered issued but not outstanding, and Mr. Steel does not have any voting or other rights as a stockholder to the Escrow Shares during the period they are held in escrow. The Escrow Shares are being held by an escrow agent pursuant to the terms of an Escrow Agreement, dated October 30, 2014, by and among Mr. Steel, Social Reality and Lowenstein Sandler LLP, as escrow agent. Subject to the terms and conditions of the Stock Purchase Agreement and the Subordination Agreement, upon a release of the Escrow Shares to Mr. Steel, Mr. Steel has the right to put the Escrow Shares to us at a per share price of $1.0474.

On October, 30, 2014, in connection with the acquisition of Steel Media, we entered into a Registration Rights Agreement with Mr. Steel pursuant to which we agreed to register any earn out shares issued to him or Escrow Shares released to him. We granted Mr. Steel demand registration rights over the Escrow Shares and the earn out shares which he may exercise 90 days after such shares are issued or released to him. In addition, Mr. Steel has the right to include any earn out shares issued to him or Escrow Shares released to him in registration statements for offerings by us as well as offerings of our Class A common stock held by third parties. The terms of the Registration Rights Agreement contain underwriter and Rule 415 cutback provisions in which the number of either earn out shares or Escrow Shares, or both, that we may include in a subsequent registration statement to be filed with the SEC will be reduced subject to certain allocation provisions as set forth in the Registration Rights Agreement. We agreed to pay all costs and expenses with such registration statement, other than Mr. Steel’s selling expenses. The Registration Rights Agreement contains customary indemnification provisions. Under the terms of the Registration Rights Agreement, Mr. Steel agreed to certain restrictions on the amount of earn out shares that may be sold by him without our consent; provided, however, that these restrictions will automatically terminate upon an event of default under the Steel Note, or our failure to fully pay the earn out consideration if and when due.

Acquisition of Five Delta

On December 19, 2014 we acquired 100% of the outstanding capital stock of Five Delta in exchange for 600,000 shares of our Class A common stock pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 by and among Social Reality, Five Delta and the stockholders of Five Delta, which we refer to as the Five Delta Agreement.

Under the terms of the Five Delta Agreement, 300,000 shares of the Class A common stock were deposited in escrow by the holders with the escrow agent pending satisfaction of certain post-closing conditions as described in the agreement. If these post-closing conditions are not satisfied by the second annual anniversary of the closing date, all or a portion of the escrow shares are subject to forfeiture. While the escrow shares remain in escrow, the holders granted Mr. Chris Miglino, our Chief Executive Officer, a voting proxy over the escrow shares. The Five Delta stockholders also granted us a right of first refusal over the shares of our Class A common stock tendered as consideration for a four year period from the closing date.

The Five Delta stockholders also entered into 24 month lock up agreements at the closing of the Five Delta Agreement. The lock up agreements provide that one-half of our shares of Class A common stock acquired in the transaction will be released from the lock up on the one year anniversary of the closing date, with the balance released on the two year anniversary of the closing date. Following the release of any of the shares from the lock up agreement, the holders agreed to limit the resale of such shares based upon a numerical formula tied to the trading volume of our Class A common stock and agreed that all permitted resales will be made at the then current bid price of our Class A common stock. The lock up automatically terminates upon a change of control of our company.

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

Risks Related to our Business

We have a history of losses.  Recent transactions will have material impacts on our financial results in future periods and there are no assurances we will report profitable operations in the foreseeable future.

We incurred a net loss of $4.4 million for 2014 and a net loss of $1.75 million in 2013.  At December 31, 2014 we had an accumulated deficit of $7.4 million. During the fourth quarter of 2014 we acquired Steel Media and Five Delta, and entered into a Financing Agreement dated October 30, 2014.  While these acquisitions will significantly increase our revenues in future periods, our operating expenses will also significantly increase, as will our interest expense.  Our future success depends upon our ability to grow the revenues and profits in our agency and brand-driven buy-side business which is primarily related to our recently acquired Steel Media subsidiary, as well as our ability to grow the revenues and profits from our publisher and technology-driven sell-side business which is primarily our historical operations.  There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations.  We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations, pay our obligations under the Financing Agreement and pay any earn out amounts which Mr. Steel may be entitled to receive.  If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to fully benefit from the acquisition of Steel Media, generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We have a limited operating history.

Our limited operating history means that there is a high degree of uncertainty in our ability to execute our business plan, obtain customers and create new products and services, respond to competition or operate the business, as management has not previously undertaken such actions as a company. Our inability to achieve any of the foregoing could materially and adversely affect our business, financial condition and results of operations in future periods.

There are no assurances we will successfully integrate Steel Media and/or Five Delta into our business which would adversely affect the combined company’s future results.

In October 2014 we closed our acquisition of Steel Media, and in December 2014 we closed our acquisition of Five Delta.  The success of these acquisitions will depend, in large part, on the ability of the combined company to realize anticipated benefits from combining the businesses of the companies. Our management has limited experience with integrating acquired companies' business and operations.  The failure to successfully integrate and to successfully manage the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the transactions, which may have a material adverse effect on our operations and financial condition. Potential difficulties that may be encountered in the integration process include the following:

•

the ability of the acquired companies to continue to report revenues and earnings at historic levels;

•

possible loss by one or both of the acquired companies of material customers post-closing;

•

using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•

appropriately managing the liabilities of the combined company;

•

potential unknown or currently unquantifiable liabilities associated with the acquisitions and the operations of the combined company;

•

certain terms of the Steel Media Stock Purchase Agreement which limit Mr. Steel’s obligations to indemnify us in certain instances which could result in unforeseen expenses to us;

•

potential unknown and unforeseen expenses and delays associated with the acquisitions;

•

performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations;

•

necessary changes in the operations and culture of the acquired companies post-closing in order to accommodate the changes from privately-held companies to subsidiaries of a public company;

•

the impact of the earn out payments Mr. Steel may receive with respect to our results of operations in future periods;

•

managing two sales teams with disparate products and compensation plans;

•

significant increases in our operating expenses; and

•

additional business, financial and operating risks we have yet to identify.

There are no assurances that the acquisitions will ultimately result in the realization of the anticipated benefits.  If we are unable to realize the perceived benefits from these acquisitions, we may be required to impair some or all of the goodwill associated with these acquisitions which would materially adversely impact our results of operations in future periods.

The terms of the Financing Agreement contain financial and operating terms which place significant new operating demands on our company, may restrict our ability to efficiently operate our business, or could result in significant financial penalties.  If we were to breach any of these covenants and terms, the lender could accelerate the amounts due under the Financing Agreement and we would be unable to operate our business as it is presently conducted.

The terms of the Financing Agreement include ongoing requirements to, among other actions, meet financial covenants including minimum leverage and current ratios, and interest and fixed charge coverages. The terms of the Financing Agreement create restrictions on how we undertake certain future events, including:

•

entering into new debt or equity financing transactions;

•

requiring 100% of any capital that we raise in new financings to be used to pay down the amount of the notes issued under the Financing Agreement at a 4% premium, subject to decrease in accordance with the Financing Agreement;

•

making certain payments or distributions;

•

acquisitions;

•

dispositions of assets or business lines;

•

affiliate transactions;

•

engaging in new lines of business; and

•

the investment of cash,

among other actions.  Our failure to conduct our business within the confines of these contractual restrictions could result in an event of default under the Financing Agreement.  The Financing Agreement contains various other events of default such as:

•

failure to pay principal or interest;

•

filing of, or proceedings for bankruptcy or reorganization;

•

creation of non-permitted liens against company assets or collateral;

•

breach or misrepresentation of covenants, representations or warranties;

•

the occurrence of a material adverse effect;

•

loss of the CEO, or loss and non-timely replacement of the President;

•

breaches or material adverse events resulting in excess of a $100,000 liability;

•

breaches or defaults not remedied within prescribed cure periods;

•

failure of the Class A common stock to be quoted or listed on the OTCQB Tier of the OTC Markets, or if the Class A common stock becomes listed on a national securities exchange, such national securities exchange; and,

•

a change in control of our company.

Upon default, remedies range from notice and cure, to acceleration of both principal and interest.  Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, or at all, the lender could increase our interest rates or accelerate all amounts then due.  If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy.  If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.  A default under the terms of the Financing Agreement would also likely trigger a default under the note we issued to Mr. Steel at the closing of the Steel Media acquisition which would accelerate the obligations owed to Mr. Steel.

The terms of the promissory note issued in the Steel Media acquisition also contain financial and operating terms, representations and covenants that may restrict our ability to efficiently operate our business, or if breached, could result in acceleration of principal and interest payments and dilution through the release of the Escrow Shares.

On October 30, 2014 we issued the Steel Note, to Mr. Steel as partial consideration for our acquisition of Steel Media.  As collateral, we deposited 2,386,863 Escrow Shares into escrow with a third party escrow agent.  This note is subordinated to the notes issued under the terms of the Financing Agreement.  As with the Financing Agreement, the Steel Note contains certain covenants which may restrict our ability to operate our consolidated business, and contains events of default which, if not cured, could result in the release of the Escrow Shares to Mr. Steel.  An event of default under the Steel Note would in all likelihood result in an event of default under the Financing Agreement.  In that event, it us unlikely we would be able to continue our business and operations as they are presently conducted.  In such event, you could lose your entire investment in our company.

Our debt obligations could impair our liquidity and financial condition, and our ability to grow our company could be in jeopardy.

Our debt obligations are currently comprised of a senior note issued under the Financing Agreement in the principal amount of $9 million, which is scheduled to mature in October 2017, and the $2.5 million Steel Note which matures in October 2015.  The terms of both the Financing Agreement and the Steel Note contain certain mandatory prepayment requirements which generally require us to calculate excess cash flow on a quarterly basis, and remit approximately 62.5% of this excess cash to the lenders.  This dramatically reduces cash flow available to the company for working capital, accretion of a cash reserve, growth initiatives, or additional acquisitions.  These obligations may adversely further impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt.  In addition, the mandatory prepayments under the Financing Agreement will make it difficult and unlikely that we will accumulate sufficient cash to fully satisfy the Steel Note in cash when due, and could hinder our ability to make the required earn out payments to Mr. Steel, assuming the threshold criteria are met.

The earn out payments which may be made to Mr. Steel under the terms of the acquisition agreement for Steel Media may adversely impact our cash flows in future periods.  Under certain circumstances we can pay a portion of the earn out payments in shares of our Class A common stock which will be dilutive to our existing stockholders.

To complete the acquisition of Steel Media, we negotiated two annual earn out payments to be made to Mr. Steel based upon the satisfaction of certain targets for Steel Media for the two earn out periods ending October 31, 2015 and October 31, 2016, each up to a maximum of $4 million.  If the earn outs are earned, under certain conditions we can pay up to 60% of each annual earn out in shares of our Class A common stock based upon the fair market value of the stock when issued.  The earn out payments are only required to the extent that Steel Media has achieved certain adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, targets. However, the adjusted EBITDA targets of approximately $4.1 million for the 2015 period and approximately $4.9 million for the 2016 period are only slightly above the earn out amounts, providing little additional cash for other debt service, growth or working capital.  If we elect to satisfy up to 60% of each earn out payment in shares of our Class A common stock, the issuance of these additional shares will be dilutive to our current stockholders and could result in Mr. Steel, who is currently an executive officer and member of our board of directors, obtaining a significant voting interest in our company, thereby increasing his control of our business and operations.

We may need additional financing which we may not be able to obtain on acceptable terms.  While the Financing Agreement is outstanding, all funds we receive from the issuance of additional securities must be used to repay amounts due the lender under the Financing Agreement, possibly further hindering our ability to raise capital upon acceptable terms.

We may need to raise additional working capital to fund expected growth in our company and for possible future, as yet unidentified, acquisitions.  Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to internally fund our working capital needs, and our ability to manage the growth of our business.  Given the size of our company and the recently completed acquisitions which we have yet to fully integrate, we expect to incur certain difficulties if we should seek to raise additional capital through the issuance of equity or debt securities.  In addition, under the terms of the Financing Agreement, we are required to use the proceeds from any sales of equity or debt securities to reduce the amounts owed the lender at a 4% premium, subject to decrease in accordance with its terms, which may make it more difficult to attract investments.  We have granted the holder of the Financing Warrant a right to participate in future offerings, however, there are no assurances it will choose to participate.  If, however, we should decide to seek additional working capital and are able to secure commitments upon terms satisfactory to us, and we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Class A common stock. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, we may be unable to operate our business or fully implement our acquisition expansion strategy.

Our success is dependent upon our ability to effectively expand and manage our relationships with our publishers.

We do not generate our own media inventory. Accordingly, we are dependent upon our publishing partners to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. These relationships are based on both written agreements and project by project orders. Our growth depends, in part, on our ability to expand and maintain our publisher relationships within our network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services and adversely impact our results of operations in future periods.

If we were to lose access to the Facebook platform, our Group Ad and SRAX DI growth would be limited and we could lose our existing revenue from these sources.

Facebook currently provides access to companies to build applications on their platform. We have built our GroupAd platform to use the Facebook application programming interface, or APIs.  While we expect that a material portion of our revenues in the near term will be generated through our Steel Media Group, the loss of access to the Facebook platform would limit our ability to effectively grow a portion of our historical operations.  We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform. Facebook reserves the right to change these terms and conditions at any time. Our business would be harmed if Facebook:

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

•

develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base. Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any changes to those terms of service may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. In the event Facebook makes any changes in the future, we may have to modify the structure of our campaigns which could impact the effectiveness of our campaigns and adversely impact our results of operations in future periods.

In the beginning of 2014 we changed our primary ad server from Google to our proprietary platform. Our technology is newly implemented, and such change adversely impacted our revenue in 2014. We are uncertain that we will be able to maintain the revenue levels that we generated while using the Google ADX platform.

We initially built our technology that runs our SRAX RTB business utilizing Google’s API’s. In the fourth quarter of 2013 we started the development of our own platform that allowed us to bring multiple demand partners into one system. Our intent was to move to a proprietary system that would reduce our reliance on any single demand partner or exchange. During the first quarter of 2014 we made this transition, which caused downtime between ending our reliance on Google ADX and launching our proprietary platform.  Our revenues in the second and third quarters of 2014 continued to be adversely impacted by this transaction.  We have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect.  We are unable to determine at this time what long-term impact, if any, the usage of our proprietary platform will have on our revenues and it is possible that we will not experience the same level of quarter over quarter growth.

If we lose access to RTB inventory buyers our business may suffer.

In an effort to reduce our dependency on any one provider of advertising demand, in the first quarter of 2014 we created a platform that utilizes feeds from a number of demand sources for our inventory. We believe that our proprietary technology assists us in aggregating this demand, as well as providing the tools needed by our publishing partners to evaluate and track the effectiveness of the demand that we are aggregating for them. In the event that we lose access to a majority of this demand, our revenues would be impacted and our results of operations would be materially adversely impacted until such time, if ever, as we could secure alternative sources of demand for our inventory.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including:

•

a decline in the rates that we can charge for advertising and promotional activities;

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

•

the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and

•

regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

Additional acquisitions may disrupt our business and adversely affect results of operations.

The two recent acquisitions of Steel Media and Five Delta have been a significant element of our business strategy, and we may continue to pursue acquisitions in an effort to increase revenue, expand our market position, add to our technological capabilities, or for other purposes. However, any future acquisitions would likely involve risk, including the following:

•

the identification, acquisition and integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business;

•

the anticipated benefits from an acquisition may not be achieved; we may be unable to realize expected synergies from an acquisition or we may experience negative culture effects arising from the integration of new personnel;

•

difficulties in integrating the technologies, solutions, operations, and existing contracts of the acquired business;

•

we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution;

•

to pay for future acquisitions, we could issue additional shares of our Class A common stock or pay cash, raised through equity sales or debt issuance. The issuance of any additional shares of our Class A common stock would dilute the interests of our current stockholders, and debt transactions would result in increased fixed obligations and would likely include covenants and restrictions that would impair our ability to manage our operations; and

•

new business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments.

While our general growth strategy includes identifying and closing additional acquisitions, we are not presently a party of any agreements or understandings.  There are no assurances we will acquire any additional companies.

We have placed shares in escrow to secure our payment of the $2.5 million note to Mr. Steel.  If we were to default upon the note, the Escrow Shares would be released from escrow and considered outstanding which would be dilutive to our existing stockholders.  In addition, he could exercise his right to put the shares back to us.

As collateral under the note issued to Mr. Steel, we deposited the 2,386,863 Escrow Shares into escrow with a third party escrow agent.  The shares are not currently considered outstanding.  If we were to default under the terms of the note, the shares would be released to Mr. Steel and all amounts due under the note will be deemed paid and the Steel Note will be satisfied in full provided that we have satisfied certain conditions, including the registration of the resale of such shares under an effective registration statement filed with the SEC and Mr. Steel's ability to freely trade such shares, among other conditions.  The release of the Escrow Shares to Mr. Steel will be dilutive to our existing stockholders.  In addition, if these conditions are not each satisfied at the time of release of the Escrow Shares to Mr. Steel, then the principal and interest due under the note remains outstanding except that it will be deemed repaid from time to time, dollar for dollar, from the proceeds realized by Mr. Steel from the sale or other disposition of the Escrow Shares.  In that event, we could remain liable for a significant portion of the obligations due under the note issued to Mr. Steel even though the Escrow Shares were released to him.  Finally, upon the release of the Escrow Shares to Mr. Steel, he has the right to put the shares back to us at a put price of $1.0474 per share.  If Mr. Steel were to exercise the put right and we were obligated to repurchase some or all of the Escrow Shares, our liquidity would be adversely impacted and we may not have sufficient working capital to fund our operating expenses and pay our obligations as they become due, including under the Financing Agreement.  If we do not have sufficient funds to pay the put price to Mr. Steel, we could be subject to additional claims by him in seeking to enforce his rights which would materially and adversely impact our business and operations.

We granted the Financing Warrant holder a put right.  The possible exercise of this put right could materially impact our liquidity in future periods.

Pursuant to the Financing Agreement, we issued to the lender a five year warrant to purchase 2,900,000 shares of our Class A common stock at an exercise price of $1.00 per share, subject to adjustment, which we refer to as the Financing Warrant. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the note(s) issued under the Financing Agreement, but prior to October 30, 2019, to exercise its put right to sell to us all or any portion of the Financing Warrant that has not been previously exercised at a price equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of 50% of our total consolidated revenue for the trailing 12-month period ending with our then-most recently completed fiscal quarter, or $1,500,000.  If the holder of the Financing Warrant was to exercise this put right, our liquidity would be adversely impacted and we may not have sufficient working capital to fund our ongoing operations or pay our other obligations as they become due.

Risk related to our Class A common stock

There is not now, and there may not ever be, an active market for our Class A common stock, which trades in the over-the-counter market in low volumes and at volatile prices.

There currently is a limited market for our Class A common stock. Although our Class A common stock is quoted on the OTCQB Tier of the OTC Markets, an over-the-counter quotation system, trading of our Class A common stock is limited and sporadic and generally at very low volumes. Further, the price at which our Class A common stock may trade is volatile and we expect that it will continue to fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap companies in our industry in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in further volatility in the price at which our Class A common stock may trade, which could cause its value to decline.  A more active market for our Class A common stock may never develop. As a result, investors must bear the economic risk of holding their shares of our Class A common stock for an indefinite period of time.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that, as of December 31, 2014, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. While we hired a full-time Chief Financial Officer in November 2014, we have yet to fully remediate the previously identified material weaknesses as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and our management identified additional material weaknesses resulting from our acquisition of Steel Media and the integration of those operations into ours.  Although we have never been required to restate our financial statements, as set forth in our Current Report on Form 8-K as filed on February 20, 2015, we discovered errors in the historic financial statements of Steel Media and we are in the process of having these financials reaudited by our independent registered public accounting firm.  The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our Class A common stock, which may limit the ability of our stockholders to buy and sell our Class A common stock and could have an adverse effect on the market for our shares.

Certain of our outstanding warrants contain cashless exercise provisions which means we will not receive any cash proceeds upon their exercise.

At March 15, 2015 we have common stock warrants outstanding to purchase an aggregate of 933,896 shares of our Class A common stock with an average exercise price of $1.10 per share which are exercisable on a cashless basis. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised or reduce the principal under the term note issued pursuant to the Financing Agreement.  It is possible that the warrant holders will use the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

The elimination of monetary liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors and officers may result in substantial expenditures by us and may discourage lawsuits against our directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors and officers to our company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Delaware law. Further, our bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Delaware law.  We are also parties to separate indemnification agreements with certain of our directors and our officers which, subject to certain conditions, require us to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even if such actions, if successful, might otherwise benefit us or our stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party under a sublease agreement terminating on December 31, 2018 at an annual amount of $37,200. We rent approximately 5,400 square feet of office space in Mexicali, Mexico from which our Mexican co-employees operate from an unrelated third party on a month-to-month basis and pay a monthly rental of approximately $6,900 for rent, overhead and expenses associated with that location. We also rent offices in Charlotte, North Carolina on a month-to-month basis from an unrelated third party at a monthly rental expense of $1,950. Steel Media leases its executive office space in New York, New York from an unrelated third party on a month to month basis at a base monthly rental of $5,850, which is subject to increase if additional services as requested.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock is quoted on the OTCQB Tier of the OTC Markets under the symbol “SCRI.”  Our Class A common stock is thinly traded.  The reported high and low last bid prices for the Class A common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2013
First quarter ended March 31, 2013	$1.10	$1.00
Second quarter ended June 30, 2013	$1.02	$0.75
Third quarter ended September 30, 2013	$1.10	$0.75
Fourth quarter ended December 31, 2013	$4.00	$0.95

2014
First quarter ended March 31, 2014	$3.24	$1.00
Second quarter ended June 30, 2014	$1.39	$0.98
Third quarter ended September 30, 2014	$1.40	$0.70
Fourth quarter ended December 31, 2014	$1.55	$0.81

The last sale price of our Class A common stock as reported on the OTCQB on March 25, 2015 was $1.10 per share.  As of March 25, 2015, there were approximately 93 record owners of our Class A common stock.

Dividend policy

We have never paid cash dividends on either our Class A common stock or our Class B common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

In addition, under the terms of the Financing Agreement, we are prohibited from declaring and paying dividends on our capital stock.

Recent sales of unregistered securities

In January 2015 we sold three-year warrants to purchase 882,001 shares of our common stock at an exercise price of $1.50 to 20 existing stockholders of our company in a private transaction.  We received gross proceeds of $8,820 and we did not pay any commissions or finder's fees.  The investors were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2014 and 2013 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

At Social Reality, we have developed technology that allows brands to launch and manage digital advertising campaigns and that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. The five core elements of this business are:

•

Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side and buy side representation. Our technology assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. SRAX also provides media for Steel Media’s buy-side client campaigns.

•

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives.

•

SRAX MD utilizes our SRAX platform and allows publishers of medical content to create custom exchanges that invite specific advertisers to bid on inventory on their sites.

•

SRAX DI is a team of social media experts that helps brands and advertising agencies create and manage their social media presence.

•

Steel Media provides display, mobile, and email advertising inventory to both brands and ad agencies.  The acquisition of Steel Media in the fourth quarter of 2014 has allowed us to begin to sell our buy side RTB services to advertising agencies.

In the fourth quarter of 2013 we started the development of our own platform, SRAX, which brings multiple demand partners into our proprietary system, allowing us to diversify our revenue sources and minimize our risk and reliance on partner platforms. During the first quarter of 2014 we made this transition, which caused downtime and revenue loss, between ending our reliance on the Google ADX platform and launching our proprietary SRAX platform. During the second quarter of 2014 we undertook additional technology infrastructure upgrades to the platform to permit a full integration of our publishing partners into SRAX, which continued to negatively impact our revenues in the second quarter of 2014. The SRAX platform now integrates multiple market-leading demand sources including ADX, Yahoo, OpenX, Pubmatic, Casalle, AppNexus and Live Rail. We will continue to integrate other demand sources to maintain our diversified platform, which also mitigates revenue risk should any of those demand sources change their focus or leadership position. To support this transition and development of our SRAX platform, we have increased our technical resources, and driven a fourfold increase in our sales team. We do not expect any additional adverse impacts on our revenues from the transition to our propriety platform, and believe our infrastructure will support increased revenues in future periods; however, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect.

During the fourth quarter of 2014 we completed our acquisitions of Steel Media and Five Delta. We expect that Steel Media’s incorporation into Social Reality will have a significant impact on our revenue and results of operations, as we add in their strong buy-side revenue, gross margins comparable to Social Reality’s, and its historically-profitable operating results.   We believe that incorporating Steel Media into our company will allow their sales and operations staff to benefit from the market access provided in-house by the SRAX diversified RTB platform, providing cost savings by using the existing Social Reality offerings, and also providing their sales staff with additional offerings from the SRAX md, Five Delta and GroupAd products.  With the integration of Five Delta technology into the SRAX platform, we are enhancing our customers’ ability to buy advertising on all social channels and search products.   We expect a period of integration and transition in bringing these businesses together during 2015, but expect both long- and short-term positive operational and financial results.

Results of operations

Overall, our revenues increased 50% for 2014 as compared to 2013 which is attributable to revenues from acquisitions made during the fourth quarter of 2014. We have experienced a significant increase in revenue during the last six months of 2014 as the SRAX platform has come online, supporting a diversified revenue stream.  While we cannot be certain that we will attain the revenue growth patterns experienced in the past, we are optimistic about the recurring revenue from our SRAX platform and the long term value that we believe will result from the use of our proprietary platform and the diversity in demand partners and exchanges. In addition to continued revenue growth from SRAX and other Social Reality offerings, we expect to show significant revenue growth with the addition of Steel Media and the technical and product contributions from Five Delta.

Cost of revenue

Cost of revenue as a percent of revenue was 55% for 2014 compared to 68% for 2013. Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event, and project and application design costs. We become obligated to make payments related to website publishers in the period that the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Over 95% of cost of revenue for each of the 2014 and 2013 periods was attributable to payments to website publishers and other media providers. The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 45% to 55% for 2015.

Operating expense

Operating expense increased 141% for 2014 from 2013. Included in our operating expenses for 2014 are approximately $1.2 million of non-cash expenses associated with stock based compensation. Certain of these non-cash expenses are being amortized over the lives of the contracts which extend into 2016. These costs aggregated approximately $654,000 for 2014 as compared with approximately $238,000 for 2013. The balance of our other operating expenses includes salaries, commissions, and general overhead expenses. Approximately 21% of the increase in our operating expenses in 2014 as compared to 2013 is attributable to operating expenses of Steel Media following the closing of the acquisition of that entity in October 2014. Our other historic operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts.

We expect that our operating expenses will continue to increase as our business grows, and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.  The addition of Steel Media’s operations result in additional, substantial increases in recurring operating expense, but we presently expect these additional operating expenses to be offset by increased gross margins, overall providing a net positive effect to the combined companies’ results of operations.

Interest expense

Interest expense in 2014 represents costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media together with the note issued under the Financing Agreement. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. We expect our interest expense will increase substantially during 2015 and beyond, although we are not able at this time to quantify the expected increase due to the variability of interest rates and earnout potential.

Interest expense in 2013 represents costs associated with the revolving credit facility from TCA Global Credit Master Fund, LP. We paid off the note and terminated this facility in October 2013.

Quarterly results of operations data

The following table set forth our unaudited quarterly statements of operations data for three months ended December 31, 2014 and 2013. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2014	2013
Revenues	$3,626,588	$1,893,354
Cost of revenue	1,725,612	1,249,246
Gross profit	1,900,976	644,108
Operating expense	3,152,255	907,644
Loss from operations	(1,251,279)	(263,536)
Interest income	(674,612)	588
Loss before provision for income taxes	(1,925,891)	(262,948)
Provision for income taxes	—	—
Net loss	$(1,925,891)	$(262,948)
Net loss per share, basic and diluted	$(.08)	$(0.01)
Weighted average shares outstanding	24,672,299	18,830,991

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

	For the Three Months Ended December 31,		For the Years Ended December 31,
(unaudited, in thousands)	2014	2013	2014	2013
Net income (loss)	$(1,926)	$(263)	$(4,412)	$(1,747)
plus:
Equity based compensation	1,127	290	1,858	869
Adjusted net income (loss)	$(799)	$27	$(2,554)	(878)
Interest expense	675	(1)	673	312
Depreciation of property, plant and equipment	5	2	15	7
Adjusted EBITDA	$(119)	$28	$(1,866)	$(559)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2014 we had approximately $1,843,000 in cash and cash equivalents and a deficit in working capital of approximately $4,396,000, as compared to cash and cash equivalents of approximately $1,715,000 and working capital of $1,395,413 at December 31, 2013. Our principal sources of operating capital have been equity financings and, in February and June 2013, debt financing. During 2013 we raised approximately $2,388,000 in capital through the sale of our securities. In the first quarter of 2014 we raised additional capital of approximately $1,273,000 and in the fourth quarter of 2014 we raised an additional $3,776,000 in net proceeds through the sale of our equity securities as described later in this section.  Effective February 22, 2013, we entered into a senior secured revolving credit facility agreement which provided net proceeds of approximately $258,000. On June 11, 2013, we entered into an amended credit facility agreement which provided additional net proceeds of approximately $229,000. During October 2013 we repaid all amounts due under this credit facility. Thereafter, we entered into a termination agreement whereby we terminated the credit facility agreement and redeemed certain shares of our Class A common stock which were issued as additional compensation to the lender.  During the fourth quarter of 2014 we entered into the Financing Agreement which is described below.

Our accounts receivable have increased and accounts payable have decreased substantially at December 31, 2014 from December 31, 2013 resulting from collections and payments during the period and the acquisition of Steel Media in the fourth quarter of 2014.  We do not have any commitments for capital expenditures; however, the terms of the Financing Agreement and the Steel Media acquisition require us to allocate a significant portion of our expected future cash flow to satisfying obligations under those agreements.  In addition, we have granted the lender a right of first refusal for any future financing transactions, and the issuances of certain securities by us require the lender’s prior consent which may not be forthcoming.

Under the terms of the Financing Agreement, we are obligated to make:

•

monthly interest payments, inclusive of payment-in-kind, or PIK interest, of approximately $100,000,

•

quarterly amortization payments of 2.5% of principal in year one of the loan, resulting in principal payment of approximately $225,000 per quarter in the first year of the loan, increasing to 5% of principal in year two of the loan and further increasing 10% of principal in year three of the loan;

•

quarterly mandatory prepayments on the loan, in an amount calculated as 50% of excess cash flow as defined in the Financing Agreement, of EBITDA less amortization and interest payments, plus associated prepayment penalties;

•

payments of proceeds from asset sales, proceeds of debt or equity financings, certain extraordinary receipts (including tax refunds and indemnification payments received in connection with any acquisition), and the proceeds of any taking or destruction of collateral; and

•

other selected cash outlays, such as late charges, yield maintenance premiums, costs and expenses.

Additionally, in accordance with the terms of the Steel Note, we are required to make:

•

full payment of the principal and accrued interest on October 30, 2015;

•

prepayment in the event of a change of control; and

•

quarterly prepayments, in an amount calculated as 25% of excess cash amount as defined in the note, of EBITDA, less amortization and interest payment to the senior lender.

Finally, under the terms of the Stock Purchase Agreement for the acquisition of Steel Media, we are potentially obligated to pay Mr. Steel up to two $4 million annual earn out payments based upon the satisfaction of certain targets generated by Steel Media operations for the periods ending October 31, 2015 and October 31, 2016.  The adjusted EBITDA targets which must be met in order for Mr. Steel to earn these additional amounts are approximately $4.1 million for the 2015 period and approximately $4.9 million for the 2016 period.  If met, and if we are unable to pay up to 60% of the amounts in shares of our Class A common stock because we have failed to satisfy certain conditions of the Steel Note, the cash payments we will need to make to Mr. Steel are only slightly below the EBITDA targets, thereby significantly reducing the funds which may be used for our debt service obligations and for working capital needs.  Any failure on our part to make any earn out payments which may be due Mr. Steel could result in an event of default under the Financing Agreement.

The net effect of these required payments under the Financing Agreement and the Steel Note, as well as the possibility of the earn out payments to Mr. Steel, is anticipated to equal the majority of the cash flow generated from Steel Media’s operations.  To the extent that we are able to increase the earnings attributable to Steel Media, we will be paying down both the note issued under the Financing Agreement and note issued to Mr. Steel.

Other than cash generated from operations and the Financing Agreement, we do not have any external sources of liquidity.  While the Financing Agreement provides that we can borrow up to $20 million in total, our ability to access any additional funds under it is at the discretion of the lender, and there can be no assurance the lender will agree to lend us any additional amounts.  If we are able to significantly increase our revenues and cash flows from operations, we should have sufficient internally generated working capital to satisfy these obligations and fund our ongoing business.  If, however, we are not successful in these efforts and we are not able to access additional funding under the Financing Agreement, it is possible we will need to delay or scale back our growth plans.

Net Cash Used in Operating Activities

We used $2,481,551 of cash in our operating activities during 2014 compared to $478,933 used by our operating activities for 2013. The increase in cash used in operating activities in 2014 was primarily attributable to an increase in net loss (after adjusting for non-cash expenses) and increases in accounts receivable and prepayments, all partially offset by an increase in accounts payable and other liabilities.

Net Cash Used in Investing Activities

We used $6,856 for the purchase of furniture and equipment during 2014, with $19,982 used during 2013. We also made a cash payment of $2,000,000 pursuant to the acquisition of Steel Media and acquired $32,038 of cash during 2014.

Net Cash Provided by Financing Activities

During 2014, we received $3,952,847 from the sale of our securities and paid costs of $16,291 associated with the sales. We received $1,227,601 in proceeds from the Financing Agreement and paid costs of $579,659. During 2013 we received $2,436,493 from the sale of our securities and paid costs of $48,111 associated with the sales. We received $486,425 in cash from financing activities during the period from the proceeds of a credit facility. We paid costs of $36,162 related to this facility and repaid $550,000 of the revolving credit facility, and paid $175,000 to redeem shares of our Class A common stock issued in connection with the facility. We also paid costs of $5,453 related to the sale of our securities that occurred in January 2014.

The recent private offering

Between October 30, 2014 and November 5, 2014, we sold 4,220,500 units of our securities to 28 accredited investors in a private placement exempt from registration under the Securities Act of 1933, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $1.00 per unit resulting in gross proceeds to us of $4,220,500.  Each unit consisted of one share of our Class A common stock and one three year Class A common stock purchase warrant to purchase 0.5 shares of our Class A common stock at an exercise price of $1.50 per share.  Provided that there is an effective registration statement registering the shares of our Class A common stock issuable upon exercise of the warrants, we have the right to redeem all or any portion of the warrants at a price of $0.001 per share of Class A common stock underlying such warrants upon 20 days’ notice at any time that the closing price of our Class A common stock equals or exceeds $3.75 per share for 20 consecutive trading days and the daily average minimum volume of our Class A common stock during those 20 trading days is at least 100,000 shares.

In addition to the units sold for cash, we also issued T.R. Winston & Company, LLC, a broker dealer and member of FINRA, 800,000 units, valued at $800,000 as compensation for the firm’s investment banking services to us in connection with the acquisition of Steel Media. The units issued to T.R. Winston & Company, LLC were identical to the units sold in the private placement.

T.R. Winston & Company, LLC acted as placement agent for us in the private placement offering.  We paid the placement agent and a selling agent cash commissions totaling $351,435 and issued T.R. Winston & Company, LLC and the selling agent three year warrants to purchase 301,230 shares of our Class A common stock at an exercise price of $1.50 per share.  The warrants issued to the placement agent and the selling agent are identical to the warrants included in the units issued to the investors.  We incurred additional expenses of $12,885 for this and used $2,500,000 of the net proceeds from the offering as part of the cash consideration for the acquisition of Steel Media and used approximately $678,000 for fees in this transaction, including $580,000 to T.R. Winston & Company, LLC as a loan origination fee for the Financing Agreement. The balance of the net proceeds will be used for general working capital.

We agreed to file a registration statement covering the resale of the shares underlying the warrants within 90 days from the closing of the Steel Media acquisition.  We have not yet filed the registration statement, and will not be in a position to file it until the reaudit of Steel Media's historic financial statements is completed.  We are obligated to pay all costs associated with this registration statement, other than selling expenses of the warrant holders; however, there are no registration rights penalties for our failure to timely file the registration statement.

We agreed to indemnify the T.R. Winston & Company, LLC and its controlling persons to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the private offering, including certain civil liabilities under the Securities Act of 1933 and, where such indemnification is not available, to contribute to the payments the placement agent may be required to make with respect to such liabilities, except in such circumstances where the liabilities occurred as a result of the gross negligence or willful misconduct of an indemnified party.

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014, we entered into the Financing Agreement, which provides for borrowings of up to $20 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of our assets, including those of our subsidiaries, and a pledge of 100% of the equity interests of each of our domestic subsidiaries pursuant to the terms of a Pledge and Security Agreement. The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes issued pursuant to the Financing Agreement, including the note we issued to the lender on October 30, 2014 in the original aggregate principal amount of $9 million, bear interest at a rate per annum equal to the sum of:

•

cash interest at a rate of 10% per annum, and

•

payment-in-kind, or PIK, interest at a rate of 4% per annum for the period commencing on October 30, 2014 and extending through the last day of the calendar month during which our financial statements for December 31, 2014 are delivered.  The PIK interest rate thereafter from time to time may be adjusted based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.

If we achieve a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The notes issued under the Financing Agreement are scheduled to mature on October 30, 2017.  Proceeds from the initial note were used to finance, in part, our acquisition of Steel Media as described earlier in this report.

The Financing Agreement provides for our subsidiaries to join the Financing Agreement from time to time as borrowers and cross guarantors thereunder. Immediately after our acquisition of Steel Media on October 30, 2014, Steel Media executed a joinder agreement under which it became a borrower under the Financing Agreement.  In addition, immediately after our acquisition of Five Delta on December 19, 2014, Five Delta executed a joinder agreement under which it became a borrower under the Financing Agreement.  On January 2, 2015, we made a required principal payment of the note issued pursuant to the Financing Agreement of $225,000 together with approximately $800 of accrued and capitalized interest.

Pursuant to the Financing Agreement, on October 30, 2014, we also issued to the lender a five-year warrant to purchase 2,900,000 shares of our Class A common stock at an exercise price of $1.00 per share, subject to adjustment, which we refer to as the Financing Warrant.  The exercise price of the Financing Warrant is payable at the option of the warrant holder, in cash or through a reduction in the principal outstanding under the notes issued under the terms of the Financing Agreement.  The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of our outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the notes issued pursuant to the Financing Agreement, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to us all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of 50% of the total of our consolidated revenue for the trailing 12-month period ending with our then-most recently completed fiscal quarter, or $1,500,000. As contemplated under the Financing Agreement, on October 30, 2014 we also entered into a Registration Rights Agreement with the holder of the Financing Warrant, pursuant to which we granted the holder certain “piggyback” rights to register the shares of our Class A common stock issuable upon exercise of the Financing Warrant.

As part of the arrangements under the Financing Agreement, Victory Park Management, LLC, Mr. Steel, and Social Reality and Steel Media also entered into a Subordination Agreement under which Mr. Steel has agreed, subject to the terms and conditions of the Subordination Agreement, to subordinate to the lenders and holders of notes issued under the Financing Agreement and the Financing Warrant certain obligations, liabilities, and indebtedness, including, without limitation, payments under the Steel Note and payments of earn out consideration, owed to him and his right to exercise the Put Right, all as described later in this report under Item 1.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for 2014 appearing elsewhere in this report.

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

Please see our consolidated financial statements beginning on page F-1 of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

These material weaknesses included:

•

a lack of experienced, qualified accounting staff;

•

inadequate controls and segregation of duties;

•

limited checks and balances in processing cash transactions;

•

substantial reliance on manual reporting processes and spreadsheets external to the accounting system;

•

our lack of a majority of independent directors on our Board and the lack of an independent audit committee of our board of directors, including a financial expert member;

•

lack of adequate controls in the delivery and procurement of intangible inventory, products and services; and

•

the existence of sophisticated, material financial transactions which are heavily dependent upon the use of estimates and assumptions and our lack of experience in monitoring and administering a complex financing agreement with a third-party lender.

While we hired a full-time Chief Financial Officer in November 2014, many of the identified material weaknesses in internal control over financial reporting at December 31, 2014 existed at December 31, 2013 and our management identified additional material weaknesses at December 31, 2014 resulting from our acquisition of Steel Media and the integration of those operations into ours.  The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible.

We are committed to improving our financial organization. As part of this commitment, during 2015 we expect to:

•

appoint one or more additional independent directors to our board of directors and establish an audit committee comprised of independent directors, at least one of which is an audit committee financial expert, who will then undertake the oversight in the establishment and monitoring of required internal controls and procedures;

•	create a position to segregate duties consistent with control objectives and will increase our personnel resources; and
•	hire independent third parties or consultants to provide expert advice as needed.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, we do not expect, however, that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. During our fourth fiscal quarter we hired a Chief Financial Officer which added a layer of oversight and segregation of duties to our internal controls. In addition, during the fourth quarter of 2014 we began the integration of administrative and accounting systems of Steel Media. Other than these changes, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Christopher Miglino	46	Chief Executive Officer, Chief Financial Officer and Director
Erin DeRuggiero	40	Chief Innovations Officer, Director
Richard Steel	40	President, Director
Kristoffer Nelson	36	Chief Operating Officer, Director
Carrie McQueen	44	Chief Financial Officer
Chad Holsinger	42	Chief Revenue Officer
Marc Savas	46	Director
Malcolm Casselle	45	Director
Martin A. Sumichrast	48	Director

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He also served as our Chief Financial Officer from April 2010 until November 2014. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry.

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

Richard Steel.  Mr. Steel has served as our President and a member of our board of directors since October 2014.  Mr. Steel founded Steel Media in 1999 and has served as its Chief Executive Officer from April 2005 until October 2014.  He has set the strategic direction of the business and is involved in a few key accounts. Mr. Steel is a founding partner and former president of the Global Strategic Marketing Alliance and serves in a leadership role, advising the White House Business Council. He is a trade association member of the Direct Marketing Association, Mobile Marketing Association, IAB (on both the Legal Affairs and Public Policy Councils), American Marketing Association, eMarketing Association, and the Direct Marketing Club of New York. Mr. Steel also serves as the Chair of the Steel Media Charitable Giving Fund. He holds a B.A. in English from California State University at Long Beach, and has completed an executive MBA course at Harvard Business School.

Kristoffer Nelson.  Mr. Nelson has served as an executive officer of our company since June 2012 and a member of our board of directors since September 2014. He has been employed by our company since September 2011, serving as Director of Business Development (September 2011 until January 2012), Executive Vice President Publisher Relations (January 2012 until June 2016) and President and Chief Revenue Officer, until being named to his current position in October 2014. Prior to joining our company, Mr. Nelson served as a project manager for Living Full Blast, Inc. from August 2009 until December 2010 and President of Krama Consulting & Development from January 2004 until August 2009. Mr. Nelson attended Kings College and Seminary, Van Nuys, California from 1998 until 2000 and West Los Angeles College from 2000 until 2003. He also attended the Leadership Institute of Seattle through Pacific Integral from 2006 until 2008.

Carrie McQueen.  Ms. McQueen has served as our Chief Financial Officer since November 2014.  Since January 2013, she has served as a member of the Board of Directors of Forest Home Foundation, a Redland, CA-based not for profit foundation.  She served as Chief Financial Officer of LifeVantage Corporation (NASDAQ: LVFN) from June 2009 until August 2012.  From July 2007 through June 2008, Ms. McQueen served as an interim Chief Financial Officer for two privately-held companies, QThink, an IC engineering services company, and Genelux, a development-stage biotechnology company.  From November 2004 until November 2006, she served as Chief Financial Officer for Mast Therapeutics, Inc. (formerly ADVENTRX Pharmaceuticals, Inc.), a publicly traded clinical-stage biotechnology company, and from December 2003 to December 2004, Ms. McQueen served in a consulting capacity as Chief Financial Officer of Singlefin, Inc., an email/internet security software company, and as Chief Financial Officer of SofLinx, Inc., a wireless sensor network and software company.  From December 2002 until June 2004, Ms. McQueen was Vice President Finance for xAd Inc. (formerly V-Enable, Inc.), a software company specializing in multimodal software for wireless devices.  From December 1996 until May 2000, Ms. McQueen was employed by Websense Inc., then a Nasdaq-traded company which provided web filtering and security, data loss prevention, and email anti-spam and security solutions, serving first as Director of Finance and Human Resources, and then as Vice President, Finance and Administration.  Ms. McQueen has an MBA from San Diego State University and a Bachelor's Degree from the University of California at San Diego.

Chad Holsinger.  Mr. Holsinger as served as our Chief Revenue Officer since October 2014.  He has significant experience in global business development, business management, marketing, business strategy and team management within the digital advertising space, wireless and satellite communications industries. From August 2010 until October 2014 he served as President of Steel Media. From December 2009 until June 2010, Mr. Holsinger was Vice President U.S. Sales for Adenyo Inc., a Toronto, Ontario-based company where he successfully worked to build a U.S. presence for Adenyo through the acquisition of Movoxx LLC and ultimately the sale of Adenyo to Motrocity Inc. in April 2011. Earlier, Mr. Holsinger was recruited by Cordova Ventures to facilitate the reorganization and restructuring of Axonn, LLC where he served as Vice President Sales and Marketing from November 2006 until November 2009. During his tenure with Axonn, he successfully established product markets and value propositions, developed a global distribution strategy and defined the direction for Axonn products, as well as implementing a sales and operation planning process and hiring the appropriate supporting personnel. Axonn, LLC was successfully sold to Globalstar, Inc. in December 2009. Mr. Holsinger received a B.S. in Finance from California State University at Long Beach State.

Marc Savas. Mr. Savas has been a member of our board of directors since January 2012.  Mr. Savas has over 15 years of experience in management and sales consulting and six years of experience in real estate easement acquisitions. Since January 2007 he has served as CEO of Living Full Blast, Inc., overseeing business development and consulting for numerous companies and putting together sales teams for such companies. In addition, from January 1998 until January 2006, Mr. Savas was also CEO for Unfair Advantage Inc., where he conducted 118 management consulting projects, many of which were created using programs that his company had designed. Additionally, from January 2005 until January 2009, Mr. Savas was the national Vice President of Business Development for Connexion Technologies where he built national teams of qualified individuals to effectively secure easements from large real estate owners in order to build telecommunication systems through their properties.

Malcolm Casselle.  Mr. Casselle has been a member of our board of directors since August 2013.  Since January 2013 Mr. Casselle has been Chief Executive Officer of MediaPass, a Los Angeles, CA-based provider of premium subscription services for publishers.  He has also served as a director of Capital Union Investments since 2006.  From December 2011 until October 2012, Mr. Casselle was Chief Executive Officer of Xfire, Inc., a social network for core video game players, and from January 2011 until November 2011 he was Regional Manager Eastern China for Gaopeng Groupon Tencent China, Groupon’s joint venture partner in China, where he oversaw sales, marketing for Shanghai and much of eastern China.  Mr. Casselle began his career as IT Director of Schroeder Securities (Japan) Ltd. (January 1991 to November 1992) and thereafter served as a reality developer for Morphy’s Outpost, Inc. (1994 to 1995), Chief Operating Officer and Chief Technology Officer of NetNoir, an AOL funded startup he co-founded (September 1994 to June 1998) and Senior Vice President of PCCW, a Hong Kong-based telecommunications company (June 1998 to August 2002).  Mr. Casselle has also served as a director of a number of companies, including Xing Zhi Education Ltd./Holo PGP, an educational software platform business (January 2008 until May 2011), GlobalCast Networks (December 2005 until November 2008) and Original Quinton (November 2003 to June 2005).  Mr. Casselle received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1991 and an M.S. in Computer Science from Stanford University in 1994.

Martin A. Sumichrast.  Mr. Sumichrast has been a member of our board of directors since January 2015.  Mr. Sumichrast brings over 25 years of experience in investing and providing business advisory services to corporations in the United States, Europe and Asia. He currently serves as the Vice Chairman and co-founder of Siskey Capital, LLC, a Charlotte, North Carolina based merchant banking operation.  He also serves as Managing Director of Washington Capital, LLC, a family owned office. Mr. Sumichrast also serves as a Trustee and Chairman of the Nominating and Governance Committees, of the Babson Capital Growth Short Duration High Yield Fund, Inc. (NYSE: BGH) and the Babson Capital Funds Trust, an open-end investment company advised by Babson Capital Management, LLC, a global asset manager with over $200 billion in assets under management. Mr. Sumichrast is also a member of the Board of Directors of Kure Corp, a vapor brand that specializes in the distribution of vaporizing pens, e-Juices, and related accessories. He also is the Co-Chairman of the Jadeveon Clowney Help-In-Time Foundation, a non-for-profit charity that helps children of incarcerated parents.  He is co-author and contributor of Opportunities in Finance Careers and The New Complete Book of Homebuying.

There are no family relationships between any of the executive officers and directors.

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.  If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

Christopher Miglino – Mr. Miglino’s role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector were factors considered by the Board.

Erin DeRuggiero – Ms. DeRuggiero’s advertising, sales and business development experience in digital based companies and her role as a founder of our company were factors considered by the Board.

Richard Steel – Mr. Steel's role as a founder of Steel Media, his operational experience with Steel Media as well as his significant marketing and advertising industry experience were factors considered by the Board.

Kristoffer Nelson – Mr. Nelson's significant operational experience in multiple aspects of our company coupled with his experience at Living Full Blast, Inc. and Krama Consulting & Development were factors considered by the Board.

Marc Savas – Mr. Savas’ management consulting and operational experience were factors considered by the Board.

Malcolm Casselle – Mr. Casselle’s entrepreneurial background and experience as a Board member for other companies were factors considered by the Board.

Martin A. Sumichrast – Mr. Sumichrast's experience both as an investor and advisory, as well as his experience as a member of a board of directors of a listed company were factors considered by the Board.

In addition to the each of the individual skills and backgrounds described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Board leadership structure and board’s role in risk oversight

The board of directors oversees our business affairs and monitors the performance of management. Three of the seven members of our board of directors are independent directors.  In accordance with our corporate governance principles, the independent directors do not involve themselves in day-to-day operations. The independent directors keep themselves informed through discussions with our Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in meeting of the board of directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. While we do not presently have a lead independent director, as we begin establishing committees of our Board we expect to appoint a lead independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Additionally, the independent directors meet with management to discuss strategy and risks we face. Our Chief Financial Officer is available to address any questions or concerns raised by the Board on risk management and any other matters.

Committees of the board of directors; stockholder nominations; audit committee financial expert

We have not established any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our board of directors as a whole. We expect to establish an Audit Committee of the Board during 2015.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•

understands generally accepted accounting principles and financial statements;

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•

understands internal controls over financial reporting; and

•

understands audit committee functions.

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

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•

conflicts of interest;

•

corporate opportunities;

•

public disclosure reporting;

•

confidentiality;

•

protection of company assets;

•

health and safety;

•

conflicts of interest; and

•

compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 456 Seaton Street, Los Angeles, CA  90013.

Director compensation

Our non-executive director compensation policy provides that our non-employee directors may be entitled to the following compensation for service on our Board:

•

Inducement/First Year Grant. Upon joining the Board, individual will receive options to purchase 15,000 shares of our Class A common stock which will be granted under one of our equity compensation plans. The options vest immediately upon appointment to the Board;

•

Annual Grant. Subject to stockholder rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 12,000 shares of our Class A common stock which will vest quarterly during the grant year; and

•

Exercise Price and Term. All options issued pursuant to the one of our equity compensation plans will have an exercise price equal to the fair market value of our Class A common stock at close of market on the grant date and the option term will be for a period of five years from the grant date.

In certain instances, however, we may negotiate a different compensation package for an independent director.  The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2014. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Marc Savas	—	—	7,833	—	—	—	7,833
Malcolm Casselle	—	—	—	—	—	—	—

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2014, computed in accordance with ASC Topic 718.  The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements appear later in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Christopher Miglino,	2014	96,000	30,000	—	—	—	—	—	126,000
Chief Executive Officer	2013	68,000	—	—	—	—	—	—	68,000

Richard Steel,	2014	20,425	—	—	267,691	—	—	—	288,116
President (1)(2)

Kristoffer Nelson,	2014	94,000	20,000	—	—	—	—	—	114,000
Chief Operating Officer (3)	2013	67,500	—	547,500	14,000	—	—	—	629,000

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements which appear later in this report.

(2)

Prior to our acquisition of Steel Media, Mr. Steel served as its Chief Executive Officer. Includes amounts paid to Mr. Steel by Steel Media during 2014 prior to our acquisition of that company in October 2014.

(3)

The amounts included in the “Option Awards” column for 2013 represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are. (i) risk free interest rate of 0.375%; (ii) dividend yield of 0%; (iii) volatility factor of the expected market price of our Class A common stock of 40%; (iv) an expected life of the options of three years; and (v) an exercise price of $1.00 per share.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino and Steel which provide the compensation arrangements with these individuals. We are not a party to an employment agreement with Mr. Nelson. His base compensation is $114,000 per year and he is entitled to receive a bonus at the discretion of the board of directors. Mr. Nelson's compensation may be changed at the discretion of the board of directors of which he is a member. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors. Following is a discussion of the terms of our employment agreements with Messrs. Miglino and Steel.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for his services, Mr. Miglino is entitled to receive a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino agreed to a temporary reduction in his annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. Mr. Miglino's annual base salary for the first six months of 2015 will be $114,000. He has agreed to accept this reduced compensation until such time as we have sufficient cash resources to return his compensation to the contracted levels. In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

The employment agreement may be terminated upon Mr. Miglino's death, by us with or without cause or by him with or without good reason. In the event of a termination as a result of Mr. Miglino's death, by him without good reason, or by us for cause, we are obligated to pay:

•

the portion of his base salary which has been accrued prior to termination but which has not yet been paid;

•

to the extent required by law, an amount equal to the value of his accrued but unused vacation days,

•

the amount of any expenses properly incurred by him but which have not yet been reimbursed,

•

the amount of any annual bonus related to the most recently completed fiscal year if not already paid, and providing the termination is not by us for cause,

•

any accrued but unused vacation days, and

•

any discretionary bonus previously awarded if not already paid and providing that the termination is not by us for cause.

We refer to these amounts as the Miglino Accrued Obligations. In addition, should we terminate Mr. Miglino's employment as a result of his disability, we are also obligated to pay him an amount equal to 24 months’ of his then base salary in addition to the Miglino Accrued Obligations. All such amounts are due promptly following termination. If we should terminate Mr. Miglino's employment without cause, or he terminates for good reason, in addition to the Miglino Accrued Obligations we are obligated to pay him a total amount equal to 24 months of his then current base salary, payable in accordance with our usual payroll practices, and continue to provide medical coverage for Mr. Miglino and his family, subject to his payment of a premium co-pay. In addition, the portion of any unvested or restricted securities then held by Mr. Miglino will vest and become immediately exercisable on the termination date.

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

For the purposes of the employment agreement, “good reason” generally means:

•

change in the principal location at which Mr. Miglino performs duties for us of more than 40 miles without his consent, or

•

material change in the executive’s authority, functions, duties or responsibilities.

Mr. Miglino also executed separate proprietary information, inventions and competition agreement and an indemnification agreement with us.

Employment Agreement with Mr. Steel

On October 30, 2014, we entered into an employment agreement with Richard Steel pursuant to which he was engaged to serve as our President. The initial term of the agreement expires on October 30, 2018, subject to automatic 12 month extensions unless a non-renewal notice is received by either party at least 60 days prior to the expiration of the then current renewal term. Under the terms of the employment agreement, Mr. Steel is to be nominated as a member of our board of directors during the term. Mr. Steel’s compensation includes:

•

an annual salary of $114,000, subject to increase at the discretion of the board of directors;

•

a guaranteed annual cash bonus of $136,000 payable on January 31 of each year during the initial term of the agreement;

•

an annual discretionary bonus, payable in cash or equity;

•

options to purchase 600,000 shares of our Class A common stock, at an exercise price of $1.50 per share, vesting 50% on the third annual anniversary of the agreement and 50% on the fourth annual anniversary of the agreement; and

•

paid time off of 30 days per calendar year, subject to accrual limitations.

The employment agreement provides that if the guaranteed annual cash bonus and the cash portion of any annual discretionary bonus would result in a reduction of the earn out consideration due him under the terms of the acquisition agreement for Steel Media which is described earlier in this report which may otherwise be payable to Mr. Steel by an amount greater than the sum of (i) the guaranteed annual cash bonus and (ii) the cash portion of the annual discretionary bonus, then the applicable portion of the guaranteed annual cash bonus and/or cash portion of the annual discretionary bonus resulting in such reduction will not be paid for the applicable period.

Mr. Steel's employment agreement may be terminated, and he is entitled to certain payments upon such termination, as follows:

•

if we should terminate Mr. Steel’s employment without “cause” or if he should resign for “good reason" we are obligated to pay him the Accrued Obligations and the Steel Severance Amount (both as defined below) in equal amounts over the 18 month period following the termination date, any unvested options or restricted stock awards granted him will immediately vest and he will be entitled to exercise such options for up to 12 months following the termination date, and if he should elect COBRA coverage, we agreed to waive the cost of such coverage during the severance period. Under the terms of the employment agreement with Mr. Steel, “good reason” generally means:

•

a reduction in his duties or responsibilities;

•

the failure of our stockholders to appoint him to the Board within 60 days of the date of the agreement, or his removal from the Board, in each case without his consent;

•

a breach by us of a material term of the agreement;

•

the relocation of Mr. Steel’s office without his consent by more than 10 miles;

•

any reduction in his base salary without his consent except to the extend the compensation of our chief executive officers is similarly and proportionately reduced; or

•

any failure of the Board to nominate Mr. Steel or his designees for election to the Board at our annual meeting, or the failure of our stockholders to so elect him;

•

Mr. Steel’s employment will terminate immediately upon his death or disability and upon such termination we are only obligated to pay him or his eligible dependents the Accrued Obligations and, if he or his eligible dependents elect COBRA coverage, we agreed to waive the cost of such coverage during the severance period. In addition, Mr. Steel (or his estate and heirs) will be permitted to exercise his stock options for up to six months from the date of such termination;

•

if Mr. Steel’s employment is terminated as a result of a non-renewal after the initial four year term of the employment agreement, he is entitled to the Accrued Obligations, the Steel Severance Amount, and if he should elect COBRA coverage, we agreed to waive the cost of such coverage during the severance period. In addition, Mr. Steel will be permitted to exercise his stock options for up to six months from the date of such termination; and

•

if we should terminate Mr. Steel for “cause,” he is not entitled to any compensation or other benefits, other than the Accrued Obligations, and all stock options previously granted, to the extent vested but unexercised, will be forfeited. For the purposes of the employment agreement, “cause” generally means:

•

his gross negligence or intentional failure in the performance of the material obligations of his office and position;

•

any conviction of or the entering of any guilty plea by Mr. Steel to a felony;

•

his embezzlement or intentional misappropriation of our property;

•

fraud resulting in harm to us; or

•

his material breach of the employment agreement.

For the purposes of the employment agreement with Mr. Steel, Accrued Obligations means:

•

his unpaid base salary through the date of termination;

•

any unpaid bonuses for the preceding year;

•

the value of any unused paid time off accrued through the termination date;

•

expenses which may be reimbursable to him,

•

payment of any unpaid benefits; and

•

the opportunity to continue health coverage under our group health plan in accordance with COBRA.

In addition, Steel Severance Amount means the sum of:

•

an amount equal to his base salary for 18 months, plus

•

an amount equal to the greater of the most recent guaranteed annual cash bonus that would be payable to Mr. Steel, calculated on an annualized basis up to the month he is terminated, and $136,000.

The employment agreement with Mr. Steel contains a customary invention assignments clause and Mr. Steel executed separate confidentiality and arbitration agreements with us.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Miglino	—	—	—	—	—	—	—	—	—

Richard Steel		600,0000		1.50	10/30/24

Kristopher Nelson	16,667	33,333	—	1.00	1/1/18	—	—	—	—
	—	—	—	—	—	33,333	41,666	—	—
	—	—	—	—	—	275,002	343,753	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 25, 2015, we had 27,029,749 shares of our Class A common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 25, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 456 Seaton Street, Los Angeles, CA  90013.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our Class A common stock outstanding on that date and all shares of our Class A common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Class A common stock owned by them, except to the extent that power may be shared with a spouse.

	Class A Common Stock
Name and Address of Beneficial Owner	Shares	%
Christopher Miglino (1)	5,800,000	21.5%
Erin DeRuggiero (2)	3,500,000	12.9%
Richard Steel (3)	—	n/a
Kristoffer Nelson (4)	708,333	2.6%
Carrie McQueen (5)	45,455	≤1%
Chad Holsinger (6)	—	n/a
Marc Savas (7)	75,333	≤1%
Malcolm Casselle (8)	300,000	1.1%
Martin A. Sumichrast (9)	4,426,000	16.4%
All directors and executive officers as a group (nine persons) (1) (2) (3)(4)(5)(6)(7)(8)(9)	14,855,121	54.6%
Richard C. Siskey (10)	4,500,000	16.6%

———————

(1)

The number of shares beneficially owned by Mr. Miglino includes 300,000 shares of our Class A common stock which were issued in the Five Delta acquisition. Under the terms of the agreement for the acquisition, these shares were deposited in escrow by the holders with the escrow agent pending satisfaction of certain post-closing conditions as described in the agreement. While the escrow shares remain in escrow, the holders granted Mr. Miglino a voting proxy over the escrow shares. Mr. Miglino disclaims beneficial ownership over the escrowed shares.

(2)

See footnotes 8 and 9.

(3)

Excludes options to purchase 600,000 shares of our Class A common stock at an exercise price of $1.50 which have not yet vested. The number of shares beneficially owned by Mr. Steel also excludes 2,396,863 shares of our Class A common stock which have been deposited into escrow under the terms of the Steel Note, which such shares are not considered outstanding and over which Mr. Steel has no voting or dispositive rights.

(4)

Includes 229,169 shares of our Class A common stock which were granted, subject to vesting, under a restricted stock award, and options to purchase 33,333 shares of our Class A common stock at an exercise price of $1.00 per share, but excludes 16,667 shares of Class A common stock underlying the option which have not yet vested.

(5)

The number of shares beneficially owned by Ms. McQueen represents shares underlying a restricted stock grant which vests in November 2016. Excludes 500,000 shares of our Class A common stock at an exercise price of $1.10 which have not yet vested.

(6)

Excludes options to purchase 250,000 shares of our Class A common stock at an exercise price of $1.50 which have not yet vested.

(7)

Includes options to purchase 15,000 shares of our Class A common stock at an exercise price of $0.8111 per share which expire in February 2017, options to purchase 12,000 shares of our Class A common stock at an exercise price of $1.00 per share which expire in February 2018, options to purchase 33,333 shares at an exercise price of $1.00 which expire in April 2018, options to purchase 12,000 shares at an exercise price of $2.70 which expire in February 2019 and options to purchase 3,000 shares at an exercise price of $1.20 which expire in February 2020, but excludes options to purchase an additional 25,667 shares of our Class A common stock which have not yet vested.

(8)

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

(9)

The number of shares beneficially owned by Mr. Sumichrast includes:

•

15,000 shares underlying options with an exercise price of $1.19 per share;

•

800,000 shares of Class A common stock held by Siskey Capital, LLC;

•

450,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital, LLC by Ms. DeRuggiero;

•

1,410,000 shares of Class A common stock held by Carolina Preferred Technology Investments, LLC;

•

300,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital Opportunity Fund, LLC by Ms. DeRuggiero;

•

1,000,000 shares of Class A common stock held by Siskey Capital Opportunity Fund II, LLC; and

•

450,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital Opportunity Fund II, LLC by Ms. DeRuggiero.

Mr. Sumichrast in his position at Siskey Capital, LLC has shared right to direct the vote and disposition of securities owned by Siskey Capital, LLC. SCAP Management Group, LLC is the managing member of Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund, LLC and Siskey Capital Opportunity Fund II, LLC. Mr. Sumichrast in his position at SCAP Management Group, LLC has shared right to direct the vote and disposition of securities owned by each of Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund, LLC and Siskey Capital Opportunity Fund II, LLC. Mr. Sumichrast disclaims beneficial ownership of the securities held of record by these entities except to the extent of his pecuniary interest therein. The ability of Siskey Capital, LLC to enter into a disposition of 350,000 shares of Class A common stock held of record by Siskey Capital, LLC is limited to an amount which is pari passu to any Disposition of Class A common stock by either Mr. Miglino and/or Ms. DeRuggiero.

The number of shares beneficially owned by Mr. Sumichrast excludes an aggregate of 1,233,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Carolina Preferred Technology Investments, LLC and Siskey Capital Opportunity Fund II, LLC. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder’s option upon 61 days notice to us.

(10)

The number of shares beneficially owned by Mr. Siskey includes:

•

800,000 shares of Class A common stock held by Siskey Capital, LLC;

•

450,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital, LLC by Ms. DeRuggiero;

•

1,410,000 shares of Class A common stock held by Carolina Preferred Technology Investments, LLC;

•

300,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital Opportunity Fund, LLC by Ms. DeRuggiero;

•

1,000,000 shares of Class A common stock held by Siskey Capital Opportunity Fund II, LLC;

•

450,000 shares of Class A common stock underlying a convertible note and a warrant issued to Siskey Capital Opportunity Fund II, LLC by Ms. DeRuggiero

•

20,000 shares of Class A common stock held by Siskey Industries, LLC; and

•

70,000 shares of Class A common stock held by TSI Holdings, LLC.

Mr. Siskey in his position at Siskey Capital, LLC has shared right to direct the vote and disposition of securities owned by Siskey Capital, LLC. SCAP Management Group, LLC is the managing member of Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund, LLC and Siskey Capital Opportunity Fund II, LLC. Mr. Siskey in his position at SCAP Management Group, LLC has shared right to direct the vote and disposition of securities owned by each of Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund, LLC and Siskey Capital Opportunity Fund II, LLC. Mr. Siskey is managing member of each of Siskey Industries, LLC and TSI Holdings, LLC and is his positions with those companies has the right to direct the vote and disposition of securities owned by such company. Mr. Siskey disclaims beneficial ownership of the securities held of record by these entities except to the extent of his pecuniary interest therein. The ability of Siskey Capital, LLC to enter into a disposition of 350,000 shares of Class A common stock held of record by Siskey Capital, LLC is limited to an amount which is pari passu to any Disposition of Class A common stock by either Mr. Miglino and/or Ms. DeRuggiero.

The number of shares beneficially owned by Mr. Siskey excludes an aggregate of 1,268,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund II, LLC and TSI Holdings, LLC. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder’s option upon 61 days notice to us. Mr. Siskey's address is 4521 Sharon Road, Suite 450, Charlotte, NC 28211.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:	2,876,666	$1.29	123,334
Plans not approved by stockholders:	825,455	$1.18	2,174,545

Compensation plans

We currently have two compensation plans, our 2012 Equity Compensation Plan which we refer to as the 2012 Plan and our 2014 Equity Compensation Plan which we refer to as the 2014 Plan.  The 2012 Plan was approved by our stockholders in January 2012.  The 2014 Plan was adopted by our board of directors in November 2014 and we expect to submit the plan for approval by our stockholder prior to the one year anniversary of the Board's adoption. The purpose of the plan is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company’s business. We have reserved 3,000,000 shares of our Class A common stock for issuance under each of these plans.

The terms of the plans are identical and both plans are administered by our board of directors. Plan options may either be:

•

incentive stock options (ISOs);

•

non-qualified options (NSOs);

•

awards of our Class A common stock;

•

stock appreciation rights (SARs);

•

restricted stock units (RSUs);

•

performance units;

•

performance shares; and

•

other stock-based awards.

Any option granted under the either the 2012 Plan or the 2014 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding Class A common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the Class A common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under either the 2012 Plan or the 2014 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Class A common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under either the 2012 Plan or the 2014 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 29, 2013 we entered into a consulting agreement with Siskey Capital, LLC pursuant to which we engaged the company to provide certain consulting services to us.  As compensation, we issued the consultant 150,000 shares of our Class A common stock and 35,000 shares of our Series 1 Preferred Stock valued at $500,000. Siskey Capital, LLC is an affiliate of Mr. Sumichrast, who subsequently became a member of our board of directors in January 2015.

In conjunction with our acquisition of Steel Media described earlier in this report, Mr. Richard Steel joined our board of directors and was named President of Social Reality.  Please see the discussion regarding the terms and conditions of the acquisition as described under Item 1. Business – Our history – Acquisition of Steel Media appearing earlier in this report.

Director independence

Messrs. Savas, Casselle and Sumichrast are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2014 and 2013.

	2014	2013

Audit Fees	$53,000	$51,000
Audit-Related Fees	—	—
Tax Fees	6,000	5,000
All Other Fees	3,600	—
Total	$62,600	$56,000

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

All Other Fees — This category consists of fees for other miscellaneous items, including review of work papers during due diligence, required for our Financing Agreement.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated balance sheets at December 31, 2014 and 2013

•

Consolidated statements of operations for the years ended December 31, 2014 and 2013

•

Consolidated statement of changes in stockholders’ equity at December 31, 2014 and 2013

•

Consolidated statements of cash flows for the years ended December 31, 2014 and 2013

•

Notes to consolidated financial statements

(b) Exhibits.

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated October 30, 2014, by and among Richard Steel, Steel Media and Social Reality, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

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

4.6	Form of Series B common stock purchase warrants issued to T.R. Winston & Company, LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).
4.7	Form of Class A common stock purchase warrant issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
4.8	Warrant to Purchase Class A Common Stock issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
10.1	2012 Equity Compensation Plan, including form of option grant, restricted stock unit grant and restricted stock award (incorporated by reference to the S-1).
10.2	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Christopher Miglino (incorporated by reference to the S-1).
10.3	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Erin DeRuggiero (incorporated by reference to the S-1).
10.4	Form of Proprietary Information, Inventions and Confidentiality Agreement (incorporated by reference to the S-1).
10.5	Form of Indemnification Agreement (incorporated by reference to the S-1).
10.5	Facebook’s Standard Platform Terms for Advertising Providers (incorporated by reference to the S-1).
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

10.8

Sublease for principal executive offices dated August 12, 2012 by and between TrueCar, Inc. and Social Reality, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-193611).

10.9	English translation of the form of agreement dated January 25, 2013 between Servicios y Asesorias Planic, S.A. de C.V. and Social Reality, Inc.*.
10.10

First Amendment to Credit Agreement dated June 11, 2013 by and between Social Reality, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to the Current Report on Form 8-K as filed on June 17, 2013).

10.11	Letter Agreement effective August 16, 2013 by and between Steven Antebi and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on August 22, 2013).
10.12	Form of subscription agreement (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2013).
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

10.17	Sublease Agreement dated January 1, 2015 by and between Amarcore, LLC and Social Reality, Inc. *
10.18

Transaction Fee Agreement dated December 20, 2013 by and between Social Reality, Inc. and T.R. Winston & Company LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).

10.19

Secured subordinated promissory note in the principal amount of $2,500,000, dated October 30, 2014, issued by Social Reality, Inc. to Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.20

Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Wells Fargo Bank, National Association, as escrow agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.21

Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Lowenstein Sandler LLP, as escrow agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.22

Registration Rights Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.23

Subordination Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.24

Financing Agreement, dated as of October 30, 2014, by and among Social Reality, Inc., the Guarantors, the Lenders and Victory Park Management, LLC as Agent(incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.25

Senior Secured Term Note, dated October 30, 2014, in the principal amount of $9,000,000 issued to the original lender under the Financing Agreement (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.26

Pledge and Security Agreement, dated October 30, 2014 by and among Social Reality, Inc., Steel Media and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.27

Registration Rights Agreement, dated October 30, 2014, by and among Social Reality, Inc. and the lenders listed on the schedule of Buyers thereto(incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.28

Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.29	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Chad Holsinger. *
10.30

Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Adam Bigelow (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.31

Indemnification Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.32

Executive Agreement dated November 5, 2014 by and between Social Reality, Inc. and Carrie McQueen (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).

10.33

Indemnification Agreement dated November 5, 2014 by and between Social Reality, Inc. and Carrie McQueen (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).

10.34	2014 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).
10.35

Share Acquisition and Exchange Agreement dated December 19, 2014 by and among Social Reality, Inc., Five Delta, Inc. and the Stockholders of Five Delta, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.36

Form of Lock Up Agreement dated December 19, 2014 by and between Social Reality, Inc. and each of the Five Delta stockholders (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.37

Employment Agreement dated December 19, 2014 by and between Social Reality, Inc. and Dustin Suchter (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

14.1	Code Conduct and Ethics (incorporated by reference to the S-1).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*

filed herewith.

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

Social Reality, Inc.

March 31, 2015	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Christopher Miglino his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chief Executive Officer, director, principal executive officer	March 31, 2015

/s/ Erin DeRuggiero Erin DeRuggiero	Chief Innovations Officer, director	March 31, 2015

/s/ Richard Steel Richard Steel	President, director	March 31, 2015

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, director	March 31, 2015

/s/ Carrie McQueen Carrie McQueen	Chief Financial Officer, principal financial and accounting officer	March 31, 2015

/s/ Marc Savas Marc Savas	Director	March 31, 2015

/s/ Malcolm Casselle Malcolm Casselle	Director	March 31, 2015

/s/ Martin A. Sumichrast Martin A. Sumichrast	Director	March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Social Reality, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Social Reality, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 31, 2015

SOCIAL REALITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$1,843,393	$1,715,264
Accounts receivable, net	3,874,620	441,831
Prepaid expenses	222,532	46,109
Other current assets	7,352	5,018
Total current assets	5,947,897	2,208,222

Property and equipment, net	27,602	27,798

Goodwill and other intangibles	18,318,911	—
Deferred debt issue costs	2,907,736	—
Prepaid stock based compensation	1,008,019	1,662,074
Other assets	4,804	9,453

Total assets	$28,214,969	$3,907,547

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$2,882,120	$812,809
Note payable - related party	2,500,000	—
Notes payable, current portion	1,350,000	—
Unearned revenue	25,295	—
Contingent consideration payable to related party - current portion	3,586,722	—
Total current liabilities	10,344,137	812,809

Notes payable	7,713,014	—
Contingent consideration payable to related party - long term	3,145,401	—
Put liability	1,260,010	—
Total liabilities	22,462,562	812,809

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, Undesignated, 49,800,000 shares, no shares issued and outstanding	—	—
Series 1 Preferred stock, authorized 200,000 shares, 86,000 and 121,000 shares issued and outstanding, respectively	86	121
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 29,416,612 and 19,901,794 shares issued at December 31, 2014 and 2013, respectively, and 27,029,749 and 19,901,794 shares outstanding at December 31, 2014 and 2013, respectively	27,030	19,902
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	13,143,153	6,081,014
Accumulated deficit	(7,417,862)	(3,006,299)
Total stockholders' equity	5,752,407	3,094,738

Total liabilities and stockholders' equity	$28,214,969	$3,907,547

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years ended December 31,
	2014	2013

Revenues	$5,120,343	$3,413,353
Cost of revenue	2,791,948	2,326,344

Gross profit	2,328,395	1,087,009

Operating expense	6,066,611	2,521,984

Loss from operations	(3,738,216)	(1,434,975)

Interest expense	(673,347)	(312,465)

Loss before provision for income taxes	(4,411,563)	(1,747,440)

Provision for income taxes	—	—

Net loss	$(4,411,563)	$(1,747,440)

Net loss per share, basic and diluted	$(0.20)	$(0.12)

Weighted average shares outstanding	21,808,515	14,691,010

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	—	$—	12,912,129	$12,912	$1,224,087	$(1,258,859)	$(21,860)

Sale of common stock units	—	—	5,460,000	5,460	2,382,922	—	2,388,382

Preferred and common stock issued for services to be rendered	121,000	121	590,000	590	1,734,289	—	1,735,000

Common stock issued for services	—	—	335,000	335	318,165	—	318,500

Common stock awards vesting	—	—	51,665	52	(52)	—	—

Common stock issued for financing	—	—	174,010	174	(174)	—	—

Common stock warrant issued for services to be rendered	—	—	—	—	105,827	—	105,827

Common stock issued as payment of accounts payable	—	—	3,000	3	2,997	—	3,000

Repurchase of common stock issued for financing	—	—	(174,010)	(174)	174	—	—

Stock based compensation	—	—	550,000	550	312,779	—	313,329

Net loss	—	—	—	—	—	(1,747,440)	(1,747,440)

Balance, December 31, 2013	121,000	$121	19,901,794	$19,902	$6,081,014	$(3,006,299)	$3,094,738

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	121,000	$121	19,901,794	$19,902	$6,081,014	$(3,006,299)	$3,094,738

Sale of common stock units for cash	—	—	5,199,168	5,199	5,102,399	—	5,107,598

Common stock warrants subscribed	—	—	—	—	2,100	—	2,100

Stock based compensation	—	—	800,000	800	1,202,734	—	1,203,534

Vested stock awards issued	—	—	133,332	134	(134)	—	—

Unvested stock awards issued	—	—	45,455	45	(45)	—	—

Common stock issued for acquisition	—	—	600,000	600	755,400	—	756,000

Common stock issued upon conversion of preferred stock	(35,000)	(35)	350,000	350	(315)	—	—

Net loss	—	—	—	—	—	(4,411,563)	(4,411,563)

Balance, December 31, 2014	86,000	$86	27,029,749	$27,030	$13,143,153	$(7,417,862)	$5,752,407

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,411,563)	$(1,747,440)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock based prepaid fees	654,055	237,587
Bad debts expenses	26,488
Stock based compensation	1,203,534	631,829
Amortization of debt issue costs	256,616	274,737
PIK interest expense accrued to principal	63,014	—
Accretion of contingent consideration	148,081	—
Accretion of put liability	27,716	—
Depreciation	14,829	7,184
Changes in operating assets and liabilities:
Accounts receivable	(1,196,572)	(388,010)
Prepaid expenses	(170,902)	(46,109)
Tax refunds receivable	—	38,000
Other current assets	17,514	(18)
Other assets	(804)	(445)
Accounts payable and accrued expenses	861,148	513,752
Unearned revenue	25,295	—
Cash used by operating activities	(2,481,551)	(478,933)

Cash flows from investing activities:
Cash paid for acquisition	(2,000,000)	—
Cash acquired in acquisition	32,038	—
Purchase of equipment	(6,856)	(19,982)
Cash used by investing activities	(1,974,818)	(19,982)

Cash flows from financing activities:
Sale of common stock	3,950,747	2,436,493
Cost of common stock sale	(16,291)	(48,111)
Proceeds from warrant offering	2,100	—
Proceeds from note payable	1,227,601	486,425
Repayments of note payable	—	(550,000)
Repurchase of common stock	—	(175,000)
Deferred offering costs	—	(5,453)
Debt issue costs	(579,659)	(36,162)
Cash provided by financing activities	4,584,498	2,108,192

Net increase in cash	128,129	1,609,277
Cash, beginning of period	1,715,264	105,987
Cash, end of period	$1,843,393	$1,715,264

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$157,792	$38,007
Cash paid for taxes	$—	$(38,000)

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$1,352,399	$63,575
Warrants put liability in conjunction with notes payable	$1,232,294	$—
Common and preferred stock issued as prepayment for services	$—	$1,735,000
Common stock warrant issued as prepayment for services	$—	$105,827
Common stock issued as payment of financing fee	$—	$175,000
Common stock issued as payment of accounts payable	$—	$3,000
Common stock Class A issued upon conversion of common stock Class B	$—	$9,000
Net assets and liabilities recognized with the acquisition of Steel Media	$17,562,911	$—
Issuance of stock for the acquisition of Five Delta, Inc.	$756,000	$—
Common stock issued for preferred stock conversion and vesting grants	$529	$—
Account payable paid directly through escrow	$98,595	$—
Steel Media partial purchase consideration paid directly through escrow	$7,500,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

At Social Reality, we sell digital advertising campaigns to advertising agencies and brands, we have developed technology that allows brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;

•

sale and licensing of our GroupAd platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands.

The five core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation. Our technology assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges.

•

GroupAd. GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives.

•

SRAX MD is an ad targeting & data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns.

•

SRAX DI is a team of social media experts that helps brands and agencies create and manage their social media presence.

•

Steel Media provides display, mobile, and email ad inventory to both brands and ad agencies. This acquisition has allowed us to begin to sell our buy side RTB services to advertising agencies, and allows us to provide digital media for Steel's campaigns, resulting in increased gross margins for the combined companies.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

We also create applications as custom programs and build them on a campaign by campaign basis as well as offer them on a managed or self-service subscription basis through our GroupAd platform. GroupAd allows brand marketers to select from a number of pre-created applications and then deploy them into their social media channels.

Social Reality is also an approved and accredited Facebook advertising network company. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook apps and large websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity.

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control and through the date of disposition, if any.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, goodwill and other intangible assets. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Revenue is recognized on a gross basis, and media and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Cost of Revenue

Cost of revenue consists of payments to media providers and website publishers that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to media providers and website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $1,343,000 at December 31, 2014. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At December 31, 2014, one SRAX AD Exchange customer, who collects advertising payments from multiple advertisers and one additional customer each accounted for more than 10% of the accounts receivable balance, for a total of 34%. For the year ended December 31, 2014 no one customer accounted for 10% or more of total revenue. However, 38% of our revenue was collected and paid to us by three of our RTB exchange service providers. For the year ended December 31, 2013 87% of our revenue was collected and paid to us by one of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2014 and 2013 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration, if any, is recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value are recognized in earnings until settlement; and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

Goodwill

The Company will test for impairment of goodwill annually as of September 30 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Loss Per Share

We use ASC 260, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 13,096,470 common share equivalents at December 31, 2014 and 5,296,001 at December 31, 2013. For the years ended December 31, 2014 and 2013, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 "Compensation – Stock Compensation" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Business Segments

The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 – ACQUISITIONS.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media, a California corporation ("Steel Media"), from Richard Steel pursuant to the terms and conditions of a stock purchase agreement, dated October 30, 2014, by and among the Company, Steel Media and Mr. Steel (the "Stock Purchase Agreement").

The acquisition of Steel Media is intended to complement and augment the current operations of Social Reality. Together, the companies intend to offer and deliver improved performance and technology for digital advertising buy-side and sell-side solutions, delivered to agencies, brands and publishers by our combined digital sales team. We expect that the combined expertise of the two companies will enhance the quality of our technology and service.

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which is secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) an earnout payment of up to $8 million (the "Earnout Consideration"). We have recorded the Earnout Consideration at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations. The total acquisition price aggregates $18,584,042.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The final accounting for the acquisition of Steel Media has not been completed and will be completed during the second quarter of 2015. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Cash	$32,038
Accounts receivable and other assets	2,975,728
Equipment	7,777
Goodwill and other intangibles	17,562,911
Total assets acquired	20,578,454
Accounts payable and other liabilities	(1,994,412)
Total	$18,584,042

At this time we do not expect that goodwill will be tax deductible.

Pro forma Results of Operations. The historical operating results of Steel Media prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2013 and 2014, as if the acquisition had occurred on January 1, 2013 are as follows:

	December 31,
	2014	2013
Revenue	$12,558,030	$11,349,864
Net loss	(4,004,445)	(1,417,778)
Net loss per share	(0.18)	(0.10)

The amounts of revenue and earnings of Steel Media since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2014 are approximately $1,896,000 and $490,000, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Acquisition of Five Delta, Inc.

On December 19, 2014 we acquired 100% of the outstanding capital stock of Five Delta, Inc., a Delaware corporation (" Five Delta "), in exchange for 600,000 shares of our Class A common stock pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 (the "Five Delta Agreement") by and among Social Reality, Five Delta and the stockholders of Five Delta. The acquisition price was $756,000.

Five Delta is a managed advertising service that uses proprietary technology and methods to optimize digital advertising for its customers. Five Delta primarily utilizes high quality first party data from major platforms like Facebook, Yahoo, LinkedIn and Google in optimization decisions. Five Delta's goal is to maximize marketing budget utility while simultaneously reporting clear and actionable information to its clients.

The acquisition of Five Delta is intended to complement and augment the current operations of Social Reality and Steel Media through the integration of its proprietary technology and methods into our operations.

Under the terms of the Five Delta Agreement, 300,000 shares of the Class A common stock (the " Escrow Shares ") were deposited in escrow by the holders with the escrow agent pending satisfaction of certain post-closing conditions as described in the agreement. If these post-closing conditions are not satisfied by the second annual anniversary of the closing date, all or a portion of the Escrow Shares are subject to forfeiture. While the Escrow Shares remain in escrow, the holders granted Mr. Chris Miglino, our Chief Executive Officer, a voting proxy over the Escrow Shares. The Five Delta stockholders also granted us a right of first refusal over the shares of our Class A common stock tendered as consideration for a four year period from the closing date.

The Five Delta stockholders also entered into 24 month Lock Up Agreements at the closing of the Five Delta Agreement. The Lock Up Agreements provide that one-half of our shares of Class A common stock acquired in the transaction will be released from the lock up on the one year anniversary of the closing date, with the balance released on the two year anniversary of the closing date. Following the release of any of the shares from the Lock Up Agreement, the holders agreed to limit the resale of such shares based upon a numerical formula tied to the trading volume of our Class A common stock and agreed that all permitted resales will be made at the then current bid price of our Class A common stock. The lock up automatically terminates upon a change of control of our company.

The final accounting for the acquisition of Five Delta has not been completed and will be completed during the second quarter of 2015. The entire purchase price has been preliminarily allocated to intellectual property.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – NOTES PAYABLE.

2014 Transactions:

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered into a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The Financing Agreement provides for borrowings of up to $20 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of the assets of the Company and its subsidiaries (including Steel Media) and a pledge of 100% of the equity interests of each domestic subsidiary of the Company pursuant to the terms of a pledge and security agreement (the "Pledge and Security Agreement") entered into by the Company on the Financing Agreement Closing Date (which was joined by Steel Media immediately after the Company's acquisition of Steel Media). The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes (the "Financing Notes") issued pursuant to the Financing Agreement, including the note issued to the lender thereunder in the original aggregate principal amount of $9 million on the Financing Agreement Closing Date (the "Initial Financing Note"), bear interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieves a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement are scheduled to mature on October 30, 2017, with scheduled quarterly payment dates commencing December 31, 2014. Proceeds from the Initial Financing Note issued on the Financing Agreement Closing Date were used to finance, in part, the Company's acquisition of Steel Media as described in Note 2.

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

Notes payable consists of the following:

	December 31,
	2014	2013

Principal amount	$9,000,000	$—
PIK interest accrued	63,014	—
	9,063,014	—
Less current portion	(1,350,000)	—

Notes payable and PIK interest accrued, net of current portion	$7,713,014	$—

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Pursuant to the Financing Agreement, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five year warrant to purchase 2,900,000 shares of its Class A common stock at an exercise price of $1.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12- month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1,500,000. We have recorded the put liability at its present value of $1,232,294 and have recorded it as deferred debt cost. We will record the accretion as interest expense.

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

Activity for the put liability during the year ended December 31, 2014 was:

	December 31, 2013	Activity During the Period	Accretion in Value	December 31, 2014
Put liability	$—	$1,232,294	$27,716	$1,260,010
Total	$—	$1,232,294	$27,716	$1,260,010

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

During the year ended December 31, 2014, $256,616 was amortized with a remaining balance of $2,907,736 reported as deferred debt issue costs as of December 31, 2014.

The approximate maturities of the long term portion of the financing agreement are as follows:

Year ended December 31,
2016	2,250,000
2017	5,463,000

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable – Richard Steel

As partial consideration for the purchase of Steel Media described in Note 2, we executed a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which is secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares").

The Note issued to Mr. Steel bears interest at the rate of 5% per annum and the principal and accrued interest is due and payable on October 30, 2015. The amounts due under the Note accelerate and become immediately due and payable upon the occurrence of an event of default as described in the Note. Upon an event of default under the Note, the interest rate increases to 10% per annum. The Note may be prepaid upon five days' notice to Mr. Steel, and the Note must be prepaid upon a change of control of the Company or Steel Media. The Note is also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the "Excess Cash Amount" as defined in the Note.

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

2013 Transactions:

Credit Facility and Termination Agreement:

During February 2013 we entered into a senior secured revolving credit facility agreement (which was amended on June 11, 2013 (the "Credit Agreement") with TCA Global Credit Master Fund, LP (the "Lender" or "TCA"). Pursuant to the Credit Agreement, the Lender agreed to loan up to $5,000,000 for working capital purposes. A total of $550,000 was funded by Lender in connection with two closings and we received net proceeds of $486,425. October 2013 we paid all amounts due under the credit facility, aggregating $550,000. Following the repayment of the credit facility, in October 2013 we entered into a Termination Agreement with TCA whereby we terminated the Amended Credit Agreement and all of our obligations thereunder. As part of this Termination Agreement, we also redeemed 174,010 Class A common shares issued to TCA pursuant to the credit facility, thereby terminating any obligations under the make whole provisions of the Termination Agreement. We paid TCA $175,000 to redeem the shares.

In total, we incurred costs aggregating $274,737, including the amounts allocated to the 174,010 Class A common shares issued to TCA pursuant to the credit facility. These costs have been fully amortized as interest expense during 2013.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 4 – STOCKHOLDERS' EQUITY

Preferred Stock

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

On August 16, 2013 our Board of Directors approved a Certificate of Designations, Rights and Preferences pursuant to which it designated a series consisting of 200,000 shares of its blank check preferred stock as Series 1 Preferred Stock. The designations, rights and preferences of the Series 1 Preferred Stock are as follows:

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
•

the number of shares of Series 1 Preferred Stock, as well as the number of shares of Class A common stock issued upon a conversion of shares of Series 1 Preferred Stock, that a holder may sell, transfer, assign, hypothecate or otherwise dispose of (collectively or severally, a "Disposition") at any one time shall be limited to an amount which is pari passu to any Disposition of Class A common stock by either Christopher Miglino and/or Erin DeRuggerio, executive officers and directors of our company. Notwithstanding anything contained in the designations, the holder of Series 1 Preferred Stock is not obligated to make any Dispositions of Series 1 Preferred Stock or Class A common stock issued upon the conversion of Series 1 Preferred Stock.

Common Stock

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

2014 Transactions:

Preferred Stock

During 2014, 35,000 shares of preferred stock were converted into 350,000 shares of Class A common stock.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Common Stock

In January 2014 we sold an aggregate of 978,668 shares of our Class A common stock at a purchase price of $1.50 per share to 22 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. We received gross proceeds of $1,468,001. T.R. Winston & Company, LLC acted as placement agent for us in this offering. We paid the placement agent and a selling agent commissions and a non-accountable expense allowance totaling $190,840 and issued these firms three year Series B common stock purchase warrants to purchase an aggregate of 97,866 shares of our Class A common stock at an exercise price of $2.00 per share as additional compensation. We incurred additional expenses of $25,744 for this and have used net proceeds of $1,251,416 for working capital.

During June 2014 we issued 133,332 shares of common stock pursuant to the vesting of stock grants.

On October 30, 2014 and November 5, 2014, we sold 4,220,500 units of our securities to 28 accredited investors in a private placement exempt from registration under the Securities Act of 1933. The units were sold at a purchase price of $1.00 per unit resulting in gross proceeds to the Company of $4,220,500. Each unit consisted of one share of our Class A common stock and one three year Class A common stock purchase warrant to purchase 0.5 shares of our Class A common stock. Each redeemable three year warrant (the "Private Placement Warrants") entitles the holder to purchase one-half share of our Class A common stock at an exercise price of $1.50 per share. The Private Placement Warrants must be exercised in such denominations as to require the issuance of a whole number of shares. Providing that there is an effective registration statement registering the shares of our Class A common stock issuable upon exercise of the Private Placement Warrants, we have the right to redeem all or any portion of the warrants at a price of $0.001 per share of Class A common stock underlying such warrants upon 20 days' notice at any time that the closing price of our Class A common stock equals or exceeds $3.75 per share for 20 consecutive trading days and the daily average minimum volume of our Class A common stock during those 20 trading days is at least 100,000 shares.

In addition to the units sold for cash, we also issued T.R. Winston & Company, LLC ("T.R. Winston") 800,000 units, valued at $800,000, as compensation for the firm's investment banking services to us in connection with the acquisition of Steel Media described above. The units issued to T.R. Winston are identical to the units sold in the private placement.

As a result, we issued an aggregate of 5,020,500 shares of our Class A common stock and Private Placement Warrants to purchase an additional 2,510,250 shares of our Class A common stock. T.R. Winston acted as our placement agent in the private placement offering. We paid the placement agent and a selling agent cash commissions totaling $351,435 and agreed to issue T.R. Winston and the selling agent three year warrants which are identical to the Private Placement Warrant to purchase 301,230 shares of our Class A common stock at an exercise price of $1.50 per share. We incurred additional expenses of $12,885 for this and used $2,500,000 of the net proceeds from the offering as part of the cash consideration for the acquisition of Steel Media described above and used approximately $678,000 for fees in this transaction, including $580,000 to T.R. Winston as a loan origination fee for the Financing Agreement. The balance of the net proceeds will be used for general working capital.

The Company has agreed to file a registration statement covering the shares underlying the Private Placement Warrants and the placement agent warrants. We anticipate that we will file the registration statements during the second quarter of 2015. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the warrant holders.

On December 19, 2014 we issued 600,000 shares of our Class A common stock in exchange for 100% of the outstanding capital stock of Five Delta, Inc., a Delaware corporation ("Five Delta"), pursuant to the terms and conditions of a Share Acquisition and Exchange Agreement dated December 19, 2014 (the "Five Delta Agreement") by and among Social Reality, Five Delta and the stockholders of Five Delta.

During December 2014 we issued 350,000 shares of Class A common stock upon the conversion of 35,000 shares of preferred stock.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Stock Awards

During May 2014 we granted an aggregate of 200,000 common stock awards to ten employees. One half of the shares will vest ratably over three years and one half will vest upon the attainment of a performance condition. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2014 we recorded $36,667 of compensation expense related to these awards. Awards in the amount of 40,000 shares were forfeited during 2014.

On August 15, 2014 we granted 250,000 common stock awards pursuant to a restricted stock award to an employee. Of this award, 31,250 shares will vest quarterly with an initial vesting date of January 1, 2015. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2014, we recorded $31,251 of compensation expense related to this award.

On November 5, 2014 we issued 45,455 shares of Class A common stock pursuant to a restricted stock award to an employee. The award vests on November 5, 2015. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2014, we recorded $22,644 of compensation expense related to this award.

On December 19, 2014 we granted 50,000 common stock awards pursuant to a restricted stock award to an employee. The award vests on December 19, 2015. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2014, we recorded $1,732 of compensation expense related to this award.

During the year ended December 31, 2014 we recorded expense of $228,416 related to stock awards granted in prior years.

The fair value of shares that vested during the year ended December 31, 2014 was $447,911.

Stock Options and Warrants

During February 2014 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $2.70 per share and a term of five years. These options have a grant date fair value of $0.65 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 43%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $7,180 for the year ended December 31, 2014.

On March 15, 2014 we granted 200,000 Class A common stock options to a non-employee. The individual became an employee on June 19, 2014 and left our employ during the third quarter of 2014. Pursuant to the separation agreement all vested and unvested options were forfeited. During the year ended December 31, 2014 we have recorded expense of $7,678 related to the fair value of the options that vested.

On June 19, 2014 we granted 300,000 Class A common stock options to an employee. The employee left our employ during the third quarter of 2014. Pursuant to the separation agreement all vested and unvested options were forfeited. We have not recorded any expense related to the fair value of options that were forfeited prior to vesting.

On August 15, 2014 we granted 310,000 common stock options to employees. One half of the options will vest ratably over three years, such vesting to begin August 15, 2014, and one half will vest ratably over three years commencing upon the attainment of a performance condition, such vesting to begin August 15, 2016. The options subject to the performance condition will terminate if the performance condition is not met by July 31, 2015. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.00 per share and expire three years following vesting date. These options have a grant date fair value of $0.29 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 41%; and (4) an expected life of the options of 3 years. We have recorded an expense for the options of $11,121 for the year ended December 31, 2014.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On October 30, 2014 we granted 600,000 common stock options to our president. One half of the options will vest on October 30, 2017 and the remainder will vest on October 30, 2018. The options have an exercise price of $1.50 per share and a term of ten years. These options have a grant date fair value of $0.45 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 3.5 years. We have recorded an expense for the options of $13,012 for the year ended December 31, 2014.

On October 30, 2014 we granted an aggregate of 275,000 common stock options to two employees. The options will vest ratably over four years, such vesting to begin October 30, 2015. The options have an exercise price of $1.50 per share and a term of ten years. These options have a grant date fair value of $0.36 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 2.5 years. We have recorded an expense for the options of $4,114 for the year ended December 31, 2014.

On November 5, 2014 we granted an aggregate of 130,000 common stock options to thirteen employees. The options will vest ratably over three years, such vesting to begin November 5, 2015. The options have an exercise price of $1.50 per share and expire three years after vesting. These options have a grant date fair value of $0.35 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $2,512 for the year ended December 31, 2014.

On November 5, 2014 we granted 500,000 common stock options to our chief financial officer. The options will vest ratably over three years, such vesting to begin November 5, 2015. The options have an exercise price of $1.10 per share and expire three years after vesting. These options have a grant date fair value of $0.45 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $12,416 for the year ended December 31, 2014.

On December 19, 2014 we granted 100,000 common stock options to an employee. The options will vest quarterly over two years, such vesting to begin March 31, 2016. The options have an exercise price of $1.26 per share and expire three years after vesting. These options have a grant date fair value of $0.53 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 75%; and (4) an expected life of the options of 2.13 years. We have recorded an expense for the options of $739 for the year ended December 31, 2014.

During the year ended December 31, 2014 we recorded expense of $33,468 related to stock options granted in prior years.

2013 Transactions:

Preferred Stock

During August and October of 2013 we issued an aggregate of 121,000 shares of Series 1 Preferred Stock, valued at $1,167,000, pursuant to consulting agreements with terms of up to thirty six months. We will expense the value of the shares over the terms of the agreements. During the year ended December 31, 2013, we recorded expense of $124,000.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

In November 2013 we sold an additional 660,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act which were identical to the units sold in the October 2013 offering. We received gross proceeds of $330,000. We did not pay any commissions or finder's fees in this offering. We are using the proceeds for general working capital.

Stock Awards

During 2013 we granted an aggregate of 625,000 Class A common stock awards. The shares will vest over various periods of up to 2.75 years. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2013 we recorded $177,604 of compensation expense related to these awards.

The fair value of shares that vested during the year ended December 31, 2013 was $269,373.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2013 we recorded expense of $100,656 related to stock awards granted in 2012. Unvested 2012 awards of 3,334 shares were forfeited in 2013.

Stock Options and Warrants

During 2013 we granted an aggregate of 350,500 Class A common stock options to employees and a director. The options will vest ratably over periods of up to three years. The options have an exercise price of $1.00 per share and a term of five years. We have recorded an expense for the employee and director options of $23,275 for the year ended December 31, 2013.

During 2013 we granted 25,000 Class A common stock options to a non-employee. The options will vest ratably over a period of three years commencing on the grant date and vesting on each one year anniversary. The options have an exercise price of $1.00 per share and a term of five years. During the year ended December 31, 2013 we have recorded an expense of $9,739 related to the fair value of the options expected to vest.

On August 22, 2013 we granted an aggregate of 250,000 Class A common stock warrants pursuant to an agreement for investment banking services to be provided over a three year period. The warrants vested upon grant. The exercise price of the warrants is $1. These warrants have a grant date fair value of $105,827. We have recorded an expense for the warrants of $12,738 for the year ended December 31, 2013.

During the year ended December 31, 2013 we recorded expense of $2,059 related to stock options granted in 2012. Unvested 2012 options of 20,000 options were forfeited in 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2014	2013
Assets:
Office equipment	$52,615	$37,982
Accumulated depreciation and amortization	(25,013)	(10,184)
Carrying value	$27,602	$27,798

Depreciation expense was $14,829 and $7,184 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

We are obligated to Richard Steel, our president and a director, pursuant to a promissory note in the amount of $2,500,000, as described in Note 3.

We are also obligated to Mr. Steel for contingent Earnout Consideration of up to $8,000,000 incurred in connection with the acquisition of Steel Media, as described in Note 2. The Company has initially recorded the liability at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations.

Activity for the contingent consideration payable during the year ended December 31, 2014 was:

	December 31, 2013	Activity During the Period	Accretion in Value	December 31, 2014
Contingent consideration payable	$—	$6,584,042	$148,081	$6,732,123
Total	$—	$6,584,042	$148,081	$6,732,123

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Maturities as follows:

Year ended December 31,
2015	3,586,722
2016	3,145,401

NOTE 7 - INCOME TAXES

The Company generated operating losses for the years ended December 31, 2014 and December 31, 2013 which are not benefitted for tax accounting purposes. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses. Accordingly, the Company has recorded no current or deferred income tax expense for the years ended December 31, 2014 and December 31, 2013.

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.3)	(5.8)
Stock based compensation	15.4	0
Acquisition expenses	6.2	0
Permanent differences	1.3	0.0
Other	1.5	1.8
Change in valuation allowance	14.9	38.0

Provision for income taxes	0.0%	0.0%

Significant components of the Company's deferred income taxes are shown below:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,785,000	$652,000
Fixed assets	2,000	—
Stock based compensation	—	324,000

Total deferred tax assets	1,787,000	976,000

Deferred tax liabilities
Stock based compensation	(122,000)	—
Other accruals	(31,000)	—
Total deferred tax liabilities	(153,000)	—
Net deferred tax assets
Valuation allowance	(1,634,000)	(976,000)

Net deferred tax liability	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The valuation allowance increased $658,000 for the year ended December 31, 2014.

At December 31, 2014, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $4.5 million and $4.5 million, respectively. The federal and state NOL carryforwards begin to expire in 2032.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The above NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis.  If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States, and various state jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2014, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 8- STOCK OPTIONS AND WARRANTS

2012 and 2014 Equity Compensation Plans

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 3,000,000 shares of our Class A common stock. On November 5, 2014 our board of directors approved the adoption of our 2014 Equity Compensation Plan (the "2014 Plan") and reserved 3,000,000 shares of our Class A common stock for grants under this plan. The purpose of the 2012 and 2014 Plans is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company's business. The 2012 and 2014 Plans are administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock,
•	stock appreciation rights (SARs),
•	restricted stock units (RSUs),
•	performance units,
•	performance shares, and
•	other stock-based awards.

Any option granted under the 2012 or 2014 Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012 or 2014 Plans is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012 or 2014 Plans is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Transactions involving our stock options are summarized as follows:

	2014		2013
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	426,000	$1.04	70,500	$1.35
Granted during the period	2,427,000	1.32	475,500	1.00
Exercised during the period	—	—	—	—
Terminated during the period	(508,000)	1.35	(120,000)	1.08
Outstanding at end of the period	2,345,000	$1.26	426,000	$1.04
Exercisable at end of the period	177,171	$1.13	35,834	$1.09

At December 31, 2014 options outstanding totaled 2,345,000 with a weighted average exercise price of $1.26. At December 31, 2014 these options had an intrinsic value of $261,659 and a weighted average remaining contractual term of 6.6 years. Of these options, 177,171 are exercisable at December 31, 2014, with an intrinsic value of $39,459 and a remaining weighted average contractual term of 3.2 years. Compensation cost related to the unvested options not yet recognized is $777,880 at December 31, 2014. We have estimated that approximately $283,000 will be recognized during 2015.

The weighted average remaining life of the options is 6.5 years.

Transactions involving our common stock awards are summarized as follows:

	2014	2013
	Number	Number
Outstanding at beginning of the period	650,002	180,000
Granted during the period	545,455	675,000
Vested during the period	(316,665)	(151,664)
Terminated during the period	(40,000)	(53,334)
Unvested at end of the period	838,792	650,002

Unrecognized compensation cost related to our common stock awards is $722,869 at December 31, 2014. We have estimated that we will recognize future compensation expense as follows: 2015, $476,000; 2016, $223,000; 2017, $24,000.

Transactions involving our stock warrants are summarized as follows:

	2014		2013
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	3,460,000	$1.00	—	$—
Granted during the period	5,809,346	1.26	3,460,000	1.00
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	9,269,346	$1.16	3,460,000	$1.00
Exercisable at end of the period	9,269,346	$1.16	3,460,000	$1.00

The weighted average remaining life of the warrants is 3.1 years.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under an operating lease with lease terms which expire through December 31, 2018. The following is a schedule of the future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2015	$45,865
2016	37,925
2017	37,200
2018	37,200

Rent expense for office space amounted to $71,231 and $30,503 for the years ended December 31, 2014 and 2013, respectively.

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Employment agreements

We have entered into employment agreements with a number of our employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.