Form 10-Q
period 2015-03-31
SOCIAL REALITY, Inc.
filed 2015-05-15
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

(323) 694-9800

(Registrant’s Telephone Number, Including Area Code)

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,029,749 shares of Class A common stock are issued and outstanding as of May 14, 2015.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to grow our revenues and manage our gross margins;
•	our history of losses;
•	our limited operating history;
•	risks associated with the integration of Steel Media and Five Delta;
•	the terms of the Financing Agreement and their impact on our business and operations;
•	risks associated with the terms of the Steel Note;
•	the impact of our debt obligations on our liquidity and financial condition;
•	the impact of the earn out payments to Mr. Steel on our cash flows in future periods;
•	our possible need for additional financing and the requirement under the Financing Agreement to use the proceeds of any additional financings to reduce the obligations to the lender;
•	risks associated with loss of access to the Facebook platform;
•	risks associated with our recent participation on the Google ADX Platform, following our loss of participation on the Google ADX Platform;
•	risks associated with loss of access to real time bidding inventory buyers;
•	our dependence on the continued appeal of digital advertising;
•	our dependence on our publishers;
•	risks related to possible future acquisitions;
•	risks associated with the Escrow Shares;
•	the possible exercise of the put right by the holder of the Financing Warrant;
•	the limited market for our Class A common stock;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock;
•	the impact of FINRA sales practice requirements on the market for our Class A common stock;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features, and/or the conversion of shares of our Series 1 Preferred Stock; and,
•	the terms of indemnification agreements with our executive officers and directors.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ii

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "first quarter of 2015" refers to the three months ended March 31, 2015, the "first quarter 2014" refers to the three months ended March 31, 2014, “2014” refers to the year ended December 31, 2014, and “2015” refers to the year ending December 31, 2015. The information which appears on our web sites at www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxdi.com, www.fivedelta.com and www.groupad.com are not part of this report.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$703,025	$1,843,393
Accounts receivable, net of allowance for doubtful accounts of $59,545 and $52,338	4,075,629	3,874,620
Prepaid expenses	177,524	222,532
Other current assets	2,359	7,352
Total current assets	4,958,537	5,947,897

Property and equipment, net of accumulated depreciation of $29,792 and $25,013	22,823	27,602
Goodwill and other intangibles	18,318,911	18,318,911
Deferred debt issue costs	2,587,800	2,907,736
Prepaid stock based compensation	849,406	1,008,019
Other assets	9,194	4,804

Total assets	$26,746,671	$28,214,969

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$3,185,285	$2,882,120
Note payable - related party	2,500,000	2,500,000
Notes payable, current portion	1,417,000	1,350,000
Unearned revenue	8,095	25,295
Contingent consideration payable to related party - current portion	3,704,413	3,586,722
Total current liabilities	10,814,793	10,344,137

Notes payable	7,418,880	7,713,014
Contingent consideration payable to related party - long term	3,248,611	3,145,401
Put liability	1,301,355	1,260,010

Total liabilities	22,783,639	22,462,562

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding
Series 1 Preferred stock, authorized 200,000 shares, 86,000 shares issued and outstanding, respectively	86	86
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 29,416,612 shares issued and 27,029,749 shares outstanding, respectively	27,030	27,030
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	13,408,239	13,143,153
Accumulated deficit	(9,472,323)	(7,417,862)

Total stockholders' equity	3,963,032	5,752,407

Total liabilities and stockholders' equity	$26,746,671	$28,214,969

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014

Revenues	$4,021,284	$553,677
Cost of revenue	2,242,475	372,615

Gross profit	1,778,809	181,062

Operating expense	2,910,000	869,405

Loss from operations before other expense	(1,131,191)	(688,343)

Interest income (expense)	(923,270)	533

Loss from operations	(2,054,461)	(687,810)

Provision for income taxes	—	—

Net loss	$(2,054,461)	$(687,810)

Net loss per share, basic and diluted	$(0.08)	$(0.03)

Weighted average shares outstanding	27,029,749	20,630,358

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,054,461)	$(687,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock based prepaid fees	158,613	168,417
Stock based compensation	258,166	65,353
Amortization of debt issue costs	319,936	—
PIK interest expense accrued to principal	88,667	—
Accretion of contingent consideration	220,901	—
Accretion of put liability	41,345	—
Depreciation	4,779	2,785
Bad debt expense	7,207	—
Changes in operating assets and liabilities:
Accounts receivable	(208,216)	317,606
Prepaid expenses	45,008	17,623
Other current assets	4,993	(2,000)
Other assets	(4,390)	(804)
Accounts payable and accrued expenses	303,164	(542,606)
Unearned revenue	(17,200)	—

Cash used by operating activities	(831,488)	(661,436)

Cash flows from investing activities:
Purchase of equipment	—	(6,856)

Cash used by investing activities	—	(6,856)

Cash flows from financing activities:
Sale of common stock	—	1,273,161
Cost of common stock sale	—	(16,291)
Proceeds from warrant offering	6,921	—
Repayments of note payable	(315,801)	—

Cash (used) provided by financing activities	(308,880)	1,256,870

Net (decrease) increase in cash	(1,140,368)	588,578
Cash, beginning of period	1,843,393	1,715,264
Cash, end of period	$703,025	$2,303,842

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$221,669	$—
Cash paid for taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

•

Steel Media provides display, mobile, and email ad inventory to brands and ad agencies. This acquisition has allowed us to begin selling our buy-side RTB services to advertising agencies, and allows us to provide digital media inventory for Steel's campaigns, resulting in increased gross margins for the combined companies.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

We also create applications as custom programs and build them on a campaign-by-campaign basis, and offer them on a managed- or self-service subscription basis through our GroupAd platform. GroupAd allows brand marketers to select from a number of pre-created applications and then deploy them into their social media channels.

Social Reality is also an approved Facebook advertising partner, through Facebook’s PMD (Preferred Marketing Developer) program. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook apps and websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity.

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three months ended March 31, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future period. All references to March 31, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2014, included in the Company's annual report on Form 10-K filed with the SEC on March 31, 2015.

The condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $326,000 at March 31, 2015. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At March 31, 2015, one SRAX AD Exchange customer, who collects advertising payments from multiple advertisers, and two additional customers each accounted for more than 10% of the accounts receivable balance, for a total of 53%. For the three months ended March 31, 2015 two customers accounted for 42% of total revenue. Additionally, 23% of our revenue was collected and paid to us by two of our RTB exchange service providers. For the three months ended March 31, 2014, 84% of our revenue was collected and paid to us by one of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At March 31, 2015 and December 31, 2014 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss Per Share

We use ASC 260, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 13,990,471 common share equivalents at March 31, 2015 and 5,605,867 at March 31, 2014. For the three months ended March 31, 2015 and 2014 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – RECENT ACQUISITIONS

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

As consideration for the purchase of Steel Media, we agreed to pay the Seller up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which is secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) an earnout payment of up to $8 million (the "Earnout Consideration"). We have recorded the Earnout Consideration at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations. The total acquisition price aggregates $18,584,042.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 2 – RECENT ACQUISITIONS (CONTINUED)

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

Acquisition of Five Delta, Inc.

On December 19, 2014 we acquired 100% of the outstanding capital stock of Five Delta, Inc., a Delaware corporation ("Five Delta"), in exchange for 600,000 shares of our Class A common stock pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 (the "Five Delta Agreement") by and among Social Reality, Five Delta and the stockholders of Five Delta. The acquisition price was $756,000.

Five Delta is a managed advertising service that uses proprietary technology and methods to optimize digital advertising for its customers. Five Delta primarily utilizes high-quality first-party data from major platforms like Facebook, Yahoo, LinkedIn and Google in optimization decisions. Five Delta's goal is to maximize marketing budget utility while simultaneously reporting clear and actionable information to its clients.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 – NOTES PAYABLE

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

Notes payable consists of the following:

Principal amount	$8,685,000
PIK interest accrued	150,880
8,835,880
Less current portion	(1,417,000)

Notes payable and PIK interest accrued, net of current portion	$7,418,880

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

Activity for the put liability during the three months ended March 31, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	March 31, 2015
Put liability	$1,260,010	$—	$41,345	$1,301,355
Total	$1,260,010	$—	$41,345	$1,301,355

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

During the three months ended March 31, 2015, $319,936 was amortized with a remaining balance of $2,587,800 reported as deferred debt issue costs as of March 31, 2015.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

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

In January 2015 we sold three-year warrants to purchase 882,001 shares of our common stock at an exercise price of $1.50 to 20 existing stockholders of our company in a private transaction. We received gross proceeds of $8,820 for which we did not pay any commissions or finder's fees. The investors were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

Stock Awards

During the three months ended March 31, 2015 we recorded expense of $186,020 related to stock awards granted in prior years.

Stock Options and Warrants

During February 2015 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.20 per share and a term of five years. These options have a grant date fair value of $0.62 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $1,244 for the three months ended March 31, 2015.

During the three months ended March 31, 2015 we recorded expense of $70,902 related to stock options granted in prior years.

NOTE 5 – RELATED PARTY TRANSACTIONS

We are obligated to Richard Steel, our president and a director, pursuant to a promissory note in the amount of $2,500,000, as described in Note 3.

We are also obligated to Mr. Steel for contingent Earnout Consideration of up to $8,000,000 incurred in connection with the acquisition of Steel Media, as described in Note 2. The Company initially recorded the liability at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Activity for the contingent consideration payable during the three months ended March 31, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	March 31, 2015
Contingent consideration payable	$6,732,123	$—	$220,901	$6,953,024
Total	$6,732,123	$—	$220,901	$6,953,024

Maturities of contingent consideration are as follows:

Year ended December 31,
2015	3,704,413
2016	3,248,611

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under an operating lease with lease terms which expire through December 31, 2018.

Rent expense for office space amounted to $38,302 and $14,110 for the three months ended March 31, 2015 and 2014, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On May 14, 2015 we entered into the First Amendment to Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders. Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced. The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2014, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

•

Steel Media provides display, mobile, and email ad inventory to brands and ad agencies. This acquisition has allowed us to begin selling our buy-side RTB services to advertising agencies, and allows us to provide digital media inventory for Steel's campaigns, resulting in increased gross margins for the combined companies.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

In the fourth quarter of 2013 we started the development of our own platform, SRAX, which has brought multiple demand partners into our proprietary system, diversifying our revenue sources and limiting our risk and reliance on partner platforms. During the first quarter of 2014 we made this transition, which caused downtime and revenue loss, between ending our reliance on the Google ADX platform and launching our proprietary SRAX platform. During the second quarter of 2014 we undertook additional technology infrastructure upgrades to the platform to permit a full integration of our publishing partners into SRAX, which continued to negatively impact our revenues in the second quarter of 2014. The SRAX platform now integrates multiple market-leading demand sources including ADX, Yahoo, OpenX, Pubmatic, Casalle, AppNexus and Live Rail. We will continue to integrate other demand sources to maintain our diversified platform, which also mitigates revenue risk should any of those demand sources change their focus or leadership position. To support this transition and development of our SRAX platform, we have increased our technical resources, and driven a fourfold increase in our sales team. We do not expect any additional adverse impacts on our revenues from the transition to our propriety platform, and believe our infrastructure will support increased revenues in future periods; however, we have only been operating on our proprietary system for a short period of time and there are no assurances it will operate as effectively as we expect.

During the fourth quarter of 2014 we completed our acquisitions of Steel Media and Five Delta. Steel Media’s incorporation into Social Reality has had a significant impact on our revenue and results of operations, as we have added in their buy-side revenue, gross margins, and its historically-profitable operating results.

Incorporating Steel Media into our company has provided their sales and operations additional market access provided in-house by the SRAX diversified RTB platform, providing cost savings by using the existing Social Reality offerings, and also providing their sales staff with additional offerings from the SRAX md, Five Delta and GroupAd products.  With the integration of Five Delta technology into the SRAX platform, we are enhancing our customers’ ability to buy advertising on all social channels and search products.

Results of operations

Revenue

Overall, our revenues increased 626% for the quarter ended March 31, 2015, as compared to the same period, prior year 2014.  Increases are due to growth in both the sell-side products, and buy-side products.

Cost of revenue

Cost of revenue as a percent of revenue decreased to 56% for the quarter ended March 31, 2015, as compared to the same period, prior year 2014 with cost of revenue at 67%.  This decrease is due to the mix of higher-margin products being sold through the acquisitions’ business model.  Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event, and project and application design costs. We become obligated to make payments related to website publishers in the period that the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Over 97% of cost of revenue for each of the 2015 and 2014 periods was attributable to payments to website publishers and other media providers. The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 40% to 50% for 2015.

Operating expense

Operating expense increased 235% for the quarter ended March 31, 2015, as compared to the same period, prior year 2014. Our operating expenses for the quarter ended March 31, 2015 are comprised of salaries, commissions, marketing and general overhead expenses.

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

Interest expense

Interest expense in 2015 represents costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media together with the note issued under the Financing Agreement. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. We expect our interest expense will increase substantially during 2015 and beyond, although we are not able at this time to quantify the expected increase due to the variability of interest rates and earnout potential.

Non-GAAP financial measures

We use Adjusted net income (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding certain additional non-cash expenses. We believe the presentation of Adjusted net income (loss) and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

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

	For the Three Months Ended March 31, (unaudited)
(unaudited, in thousands)	2015	2014
Net income (loss)	$(2,054)	$(688)
plus:
Equity based compensation	417	234
Adjusted net income (loss)	$(1,637)	$(454)
Interest expense	923	—
Depreciation of property, plant and equipment	5	3
Adjusted EBITDA	$(709)	$(451)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2015 we had approximately $703,000 in cash and cash equivalents and a deficit in working capital of approximately $5,856,000, as compared to cash and cash equivalents of approximately $1,843,000 and a deficit in working capital of approximately $4,396,000 at December 31, 2014. Our principal sources of operating capital have been equity and debt financing. In the first quarter of 2014 we raised additional capital of approximately $1,273,000 and in the fourth quarter of 2014 we raised an additional $3,776,000 in net proceeds through the sale of our equity securities as described later in this section. During the fourth quarter of 2014 we entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders which is described below.

Our accounts receivable and accounts payable have increased substantially at March 31, 2015 from March 31, 2014 resulting from growth in both sales and payables in Social Reality, and from the acquisition of Steel Media in the fourth quarter of 2014. We do not have any commitments for capital expenditures. The terms of the Financing Agreement and the Steel Media acquisition require us to allocate a significant portion of our expected future cash flow to satisfying obligations under those agreements. In addition, we have granted the lender a right of first refusal for any future financing transactions, and the issuances of certain securities by us require the lender’s prior consent which may not be forthcoming.

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

•

payments of proceeds from asset sales, proceeds of debt or equity financings, certain extraordinary receipts (including tax refunds and indemnification payments received in connection with any acquisition), and the proceeds of any taking or destruction of collateral; and

•

other selected cash outlays, such as late charges, yield maintenance premiums, costs and expenses

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

Net Cash Used in Operating Activities

We used $831,000 of cash in our operating activities during the quarter ended March 31, 2015, compared to $661,000 used by our operating activities the during the quarter ended March 31, 2014. The increase in cash used in operating activities in 2015 was primarily attributable to increases in net loss (after adjusting for non-cash expenses) and increases in accounts receivable and prepayments, offset by an increase in accounts payable and other liabilities.

Net Cash Used in Investing Activities

We used $0 for the purchase of furniture and equipment during the quarter ended March 31, 2015, with $6,856 used during the quarter ended March 31, 2014.

Net Cash Provided by Financing Activities

During the quarter ended March 31, 2015, we used $309,000 of cash primarily in note payments, compared to $1,257,000 of cash provided due to the sale of common stock during the quarter ended March 31, 2014.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our condensed consolidated financial statements appearing elsewhere in this report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended December 31, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On May 14, 2015 we entered into the First Amendment to Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders.  Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced.  The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.  The foregoing description of the First Amendment to the Financing Agreement is qualified in its entirety by reference to the amendment which is filed as Exhibit 10.38 to this report.

ITEM 6.

EXHIBITS.

No.	Description

10.38	First Amendment to Financing Agreement dated May 14, 2015 by and among Social Reality, Inc., Steel Media, the Guarantors, the Lenders and Victory Park Management, LLC as agent *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 15, 2015	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer

May 15, 2015	By:	/s/ Carrie McQueen
Carrie McQueen, Chief Financial Officer