Form 10-Q
period 2015-06-30
SOCIAL REALITY, Inc.
filed 2015-08-12
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,250,229 shares of Class A common stock are issued and outstanding as of August 12, 2015.

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

ii

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "second quarter of 2015" refers to the three months ended June 30, 2015, the "second quarter of 2014" refers to the three months ended June 30, 2014, “2014” refers to the year ended December 31, 2014, and “2015” refers to the year ending December 31, 2015.  The information which appears on our web sites at www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxdi.com, www.fivedelta.com and www.groupad.com are not part of this report.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,515,726	$1,843,393
Accounts receivable, net of allowance for doubtful accounts of $103,533 and $52,338	9,124,275	3,874,620
Prepaid expenses	142,259	222,532
Other current assets	2,450	7,352
Total current assets	10,784,710	5,947,897

Property and equipment, net of accumulated depreciation of $34,460 and $25,013	18,155	27,602

Goodwill and other intangibles	18,318,911	18,318,911
Deferred debt issue costs	2,279,366	2,907,736
Prepaid stock based compensation	690,793	1,008,019
Other assets	9,194	4,804

Total assets	$32,101,129	$28,214,969

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$7,810,331	$2,882,120
Note payable - related party	2,500,000	2,500,000
Notes payable, current portion	1,541,000	1,350,000
Unearned revenue	22,640	25,295
Contingent consideration payable to related party - current portion	3,827,339	3,586,722
Put liability	1,344,538	—
Total current liabilities	17,045,848	10,344,137

Notes payable	7,131,728	7,713,014
Contingent consideration payable to related party - long term	3,356,412	3,145,401
Put liability	—	1,260,010

Total liabilities	27,533,988	22,462,562

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding
Series 1 Preferred stock, authorized 200,000 shares, 86,000 shares issued and outstanding, respectively	86	86
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 29,544,943 and 29,416,612 shares issued, respectively, and 27,158,080 and 27,029,749 shares outstanding, respectively	27,158	27,030
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	13,596,629	13,143,153
Accumulated deficit	(9,056,732)	(7,417,862)
Total stockholders' equity	4,567,141	5,752,407

Total liabilities and stockholders' equity	$32,101,129	$28,214,969

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Revenues	$10,761,573	$276,934	$14,782,857	$830,611
Cost of revenue	5,158,443	204,305	7,400,918	576,920

Gross profit	5,603,130	72,629	7,381,939	253,691

Operating expense	4,252,752	953,202	7,162,752	1,822,607

Income (loss) from operations	1,350,378	(880,573)	219,187	(1,568,916)

Interest (expense) income	(934,787)	461	(1,858,057)	994

Income (loss) before provision for income taxes	415,591	(880,112)	(1,638,870)	(1,567,922)

Provision for income taxes	—	—	—	—

Net income (loss)	$415,591	$(880,112)	$(1,638,870)	$(1,567,922)

Net income (loss) per share, basic	$0.02	$(0.04)	$(0.06)	$(0.08)
Net income (loss) per share, diluted	$0.01	$(0.04)	$(0.06)	$(0.08)

Weighted average shares outstanding, basic	26,911,285	20,515,259	26,879,029	20,390,170
Weighted average shares outstanding, diluted	29,520,556	20,515,259	26,879,029	20,390,170

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Six Month Periods Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,638,870)	$(1,567,922)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of stock based prepaid fees	317,226	336,834
Stock based compensation	446,683	147,909
Amortization of debt issue costs	628,370	—
PIK interest expense accrued to principal	176,966	—
Accretion of contingent consideration	451,628	—
Accretion of put liability	84,528	—
Depreciation	9,447	6,522
Bad debt expense	51,195	—
Changes in operating assets and liabilities:
Accounts receivable	(5,300,850)	167,424
Prepaid expenses	80,273	(8,645)
Other current assets	4,902	(2,000)
Other assets	(4,390)	(804)
Accounts payable and accrued expenses	4,928,211	(503,965)
Unearned revenue	(2,655)	—

Cash provided (used) by operating activities	232,664	(1,424,647)

Cash flows from investing activities:
Purchase of equipment	—	(6,856)

Cash used by investing activities	—	(6,856)

Cash flows from financing activities:
Sale of common stock	—	1,273,161
Cost of common stock sale	—	(16,291)
Proceeds from warrant offering	6,921	—
Repayments of note payable	(567,252)	—

Cash (used) provided by financing activities	(560,331)	1,256,870

Net decrease in cash	(327,667)	(174,633)
Cash, beginning of period	1,843,393	1,715,264
Cash, end of period	$1,515,726	$1,540,631

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$462,887	$—
Cash paid for taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At Social Reality, we sell digital advertising campaigns to advertising agencies and brands. We have developed technology that allows brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;

•

sale and licensing of our GroupAd platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands.

The five core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

These interim financial statements as of and for the three and six months ended June 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future period. All references to June 30, 2015 and 2014 in these footnotes are unaudited.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $1,016,000 at June 30, 2015. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At June 30, 2015, one SRAX AD Exchange customer, who collects advertising payments from multiple advertisers, and two additional customers each accounted for more than 10% of the accounts receivable balance, for a total of 80%. For the six months ended June 30, 2015 two customers accounted for 63% of total revenue. Additionally, 10% of our revenue was collected and paid to us by one of our RTB exchange service providers. For the six months ended June 30, 2014, 75% of our revenue was collected and paid to us by two of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2015 and December 31, 2014 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings (loss) Per Share

We use ASC 260, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

There were 13,735,471 common share equivalents at June 30, 2015 and 5,972,535 at June 30, 2014. For the six months ended June 30, 2015 and the three and six months ended June 30, 2014 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. The dilutive effect of potential common shares for the three months ended June 30, 2015 totaled 2,609,271 shares.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 2 – RECENT ACQUISITIONS (CONTINUED)

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

The final accounting for the acquisition of Steel Media has not been completed and will be completed during the third quarter of 2015. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

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

The final accounting for the acquisition of Five Delta has not been completed and will be completed during the third quarter of 2015. The entire purchase price has been preliminarily allocated to intellectual property.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Notes payable consists of the following:

Principal amount	$8,441,735
PIK interest accrued	230,993
8,672,728
Less current portion	(1,541,000)

Notes payable and PIK interest accrued, net of current portion	$7,131,728

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Activity for the put liability during the six months ended June 30, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	June 30, 2015
Put liability	$1,260,010	$—	$84,528	$1,344,538
Total	$1,260,010	$—	$84,528	$1,344,538

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

During the three and six months ended June 30, 2015, $308,434 and $628,370, respectively, was amortized with a remaining balance of $2,279,366 reported as deferred debt issue costs as of June 30, 2015.

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

JUNE 30, 2015 AND 2014

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

In January 2015 we sold three-year warrants to purchase 882,001 shares of our Class A common stock at an exercise price of $1.50 to 20 existing stockholders of our company in a private transaction. We received gross proceeds of $8,820 for which we did not pay any commissions or finder's fees. The investors were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

During the six months ended June 30, 2015 we issued 128,331 shares of Class A common stock for stock awards that have vested.

Stock Awards

During the three and six months ended June 30, 2015 we recorded expense of $117,822 and $303,842 related to stock awards granted in prior years.

Stock Options and Warrants

During February 2015 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.20 per share and a term of five years. These options have a grant date fair value of $0.62 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $1,867 and $3,111 for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2015 we recorded expense of $68,828 and $139,730, respectively, related to stock options granted in prior years.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Activity for the contingent consideration payable during the six months ended June 30, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	June 30, 2015
Contingent consideration payable	$6,732,123	$—	$451,628	$7,183,751
Total	$6,732,123	$—	$451,628	$7,183,751

Maturities of contingent consideration are as follows:

Year ended December 31,
2015	$3,827,339
2016	$3,356,412

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under an operating lease with lease terms which expire through December 31, 2018.

Rent expense for office space amounted to $37,719 and $11,303 for the three months ended June 30, 2015 and 2014, respectively. Rent expense amounted to $76,021 and $25,413 for the six months ended June 30, 2015 and 2014, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 7 – SUBSEQUENT EVENTS

On July 6, 2015 we borrowed an additional $1,500,000 pursuant to the financing agreement with Victory Park Management, LLC described in Note 3. The loan funded on July 8, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,500,000.  As with the Initial Note, the Senior Secured Term Note bears interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum, and (2) payment-in-kind (PIK) interest, as may be adjusted from time to time, based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.  If we achieve a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Senior Secured Term Note will mature on October 30, 2017. We are using the proceeds from this additional draw under the Financing Agreement for working capital.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2014, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We provide automated digital platform technology and social management software for Internet advertising. We have built technologies and leveraged partner technologies that service social media and the real-time bidding (RTB) markets. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives.

We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory owned by our publishing partners through RTB exchanges;

•

sale and licensing of our GroupAd platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands.

The five core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. The SRAX platform integrates multiple market-leading demand sources including ADX, Yahoo, OpenX, Pubmatic, Casalle, AppNexus and Live Rail;

•

GroupAd is a social media and loyalty platform that allows brands to launch and manage their social media initiatives;

•

SRAX MD is an ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

•

SRAX DI is a team of social media experts that helps brands and agencies create and manage their social media presence; and

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

During the fourth quarter of 2014 we completed our acquisitions of Steel Media and Five Delta. Steel Media’s incorporation into Social Reality has had a significant impact on our revenue and overall results of operations, as we have added in their buy-side revenue, gross margins, and its historically-profitable operating results. Incorporating Steel Media into our company has provided their sales and operations additional market access provided in-house by the SRAX diversified RTB platform, providing cost savings by using the existing Social Reality offerings, and also providing their sales staff with additional offerings from the SRAX MD, Five Delta and GroupAd products. With the integration of Five Delta technology into the SRAX platform, we are enhancing our customers’ ability to buy advertising on all social channels and search products.

As discussed later in this report, our revenues have significantly increased in the 2015 periods from the comparable 2014 periods as a result of the overall growth of our company. We expect that we will continue to experience revenue increases during the last six months of 2015 from the comparable 2014 periods as we continue to broaden our reach and introduce new products. During the second quarter of 2015 we launched the SRAX App, a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook and Twitter that are relevant to their content. We also expect that our operating expenses will continue to increase as our business grows, and we devote additional marketing and business development resources towards promoting that growth.

Results of operations

Selected Consolidated Financial Data

	Second Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	change	2015	2014	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$10,761,573	$276,934	3,786%	$14,782,857	$830,611	1,680%
Cost of revenue	5,158,443	204,305	2,425%	7,400,918	576,920	1,183%
Gross margin percentage	52.1%	26.2%		49.9%	30.5%
Operating expenses	4,252,752	953,202	346%	7,162,752	1,822,607	293%
Operating income (loss)	1,350,378	(880,573)		219,187	(1,568,916)
Interest (expense) income	(934,787)	461		(1,858,057)	994
Net income (loss)	$415,591	$(880,112)		$(1,638,870)	$(1,567,922)	5%

Revenue

Increases in our revenues in both the second quarter of 2015 and the six months ended June 30, 2015 from the comparable periods in 2014 are due to growth in both the sell-side products, and buy-side products.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During 2015 we have continued to benefit from an increase in our gross margins as a result of the decrease in our cost of revenue. Cost of revenue as a percent of revenue decreased to 47.9% for the second quarter of 2015 and 50.1% for the six months ended June 30, 2015, as compared to 73.8% and 69.5%, respectively, for the same periods in 2014. These decreases are due to the mix of higher-margin products. Approximately 99% of cost of revenue for the second quarter of 2015 and the six months ended June 30, 2015 was attributable to payments to website publishers and other media providers as compared to 92% and 96% for the comparable periods in 2014. The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 40% to 50% for the remainder of 2015.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense increased 346% and 293%, respectively, for the second quarter of 2015 and the six months then ended from the comparable periods in 2014. Included in the overall increase is an increase of approximately 69% and 63% in our operating expenses for the three and six month periods ended June 30, 2015, respectively, which is attributable to operating expenses of Steel Media for which we did not have comparable expenses in the 2014 periods. Our other historic operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts in support of the growth of our company.

Interest income (expense)

Interest expense in the 2015 periods represent costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media together with the note issued under the Financing Agreement described later in this report. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. We expect our interest expense will continue to increase substantially during the balance of 2015 from the comparable periods in 2014 as a result of these obligations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2015	2014	2015	2014
Net income (loss)	$416	$(880)	$(1,639)	$(1,568)
plus:
Equity based compensation	448	251	865	485
Adjusted net income (loss)	$864	$(629)	$(774)	$(1,083)
Interest expense	935	—	1,858	—
Depreciation of property, plant and equipment	5	4	10	7
Adjusted EBITDA	$1,804	$(625)	$1,094	$(1,076)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015 we had approximately $1,516,000 in cash and cash equivalents and a deficit in working capital of approximately $6,261,000, as compared to cash and cash equivalents of approximately $1,843,000 and a deficit in working capital of approximately $4,396,000 at December 31, 2014. Our accounts receivable and accounts payable have increased substantially at June 30, 2015 from December 31, 2014 as a result of the revenue growth.

Our principal sources of operating capital have been equity and debt financing. In the first quarter of 2014 we raised additional capital of approximately $1,273,000 and in the fourth quarter of 2014 we raised an additional $3,776,000 in net proceeds through the sale of our equity securities. During the fourth quarter of 2014 we entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders which is described below. The Financing Agreement provides for borrowings of up to $20 million. We have drawn $9 million which was used in connection with the acquisition of Steel Media and an additional $1.5 million in July 2015 which is being used for working capital.

We do not have any commitments for capital expenditures. The terms of the Financing Agreement and the Steel Media acquisition require us to allocate a significant portion of our expected future cash flow to satisfying obligations under those agreements. Under the terms of the Financing Agreement, we are obligated to make:

•

monthly interest payments, inclusive of payment-in-kind, or PIK interest, of approximately $100,000,

•

quarterly amortization payments of 2.5% of principal in year one of the loan, resulting in principal payments of approximately $225,000 per quarter in the first year of the loan, increasing to 5% of principal in year two of the loan and further increasing to 10% of principal in year three of the loan;

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

Additionally, in accordance with the terms of the Steel Note, we are required to make:

•

full payment of the principal of $2.5 million and accrued interest on October 30, 2015;

•

prepayment in the event of a change of control; and

•

quarterly prepayments, in an amount calculated as 25% of excess cash amount as defined in the note, of EBITDA, less amortization and interest payment to the lender.

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

Net Cash Used in Operating Activities

We generated $233,000 of cash in our operating activities during the six months ended June 30, 2015, compared to $1,425,000 used by our operating activities the during the six months ended June 30, 2014. The increase in cash used in operating activities in 2015 was primarily attributable to net income (after adjusting for non-cash expenses) in the 2015 period.

Net Cash Used in Investing Activities

We used $0 for the purchase of furniture and equipment during the six months ended June 30, 2015, with $6,856 used during the six months ended June 30, 2014.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, we used $560,000 of cash primarily in note payments, compared to $1,257,000 of cash provided due to the sale of common stock during the six months ended June 30, 2014.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 10, 2015 we issued 128,321 shares of our Class A common stock to nine employees and consultants upon the vesting of previously granted restricted stock awards which were made under our 2014 Equity Compensation Plan. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on exemptions provided by Section 4(a)(2) of that act.

On July 22, 2015 we issued 92,149 shares of our Class A common stock to IRTH Communications, Inc. as compensation for services pursuant to the agreement described in Item 5 of this report. The shares were valued at $100,000. The recipient had access to business and financial information concerning our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On May 6, 2015 we entered into a 12-month Services Agreement with IRTH Communications, LLC ("IRTH") pursuant to which IRTH will provide us with certain investor relations and capital consulting services. We agreed to pay a monthly retainer of $7,500 and issue it a one-time non-refundable retainer, subject to the prior consent of Victory Park Capital, LLC as required under the terms of the Financing Agreement, such number of shares of our Class A common stock as equaled $100,000 based upon the average closing price of our stock for the 10 trading days prior to the date of the agreement. We also agreed to reimburse IRTH for actual out-of-pocket expenses incurred by it in rendering the services to us. The agreement contains customary confidentiality and indemnification provisions.

We may terminate the agreement upon 30 days’ notice upon the happening of certain events, subject to a cure period by IRTH, and IRTH may terminate the agreement without notice upon the happening of certain events. The agreement automatically renews for an additional 12 month term unless we give notice of non-renewal at least 30 days prior to the expiration of the initial term.

The foregoing description of the terms and conditions of the Service Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.40 to this report.

ITEM 6.

EXHIBITS.

No.	Description

10.38	Notice of Purchase and Sale dated July 6, 2015 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed on July 13, 2015)
10.39	Senior Secured Term Note dated July 6, 2015 in the principal amount of $1,500,000 (incorporated by reference to the Current Report on Form 8-K filed on July 13, 2015)
10.40	Services Agreement dated May 6, 2015 by and between Social Reality, Inc. and IRTH Communications, LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

August 12, 2015	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer

August 12, 2015	By:	/s/ Carrie McQueen
Carrie McQueen, Chief Financial Officer