Form 10-Q
period 2015-09-30
SOCIAL REALITY, Inc.
filed 2015-11-16
CIK 1538217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,250,229 shares of Class A common stock are issued and outstanding as of November 9, 2015.

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

ii

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "third quarter of 2015" refers to the three months ended September 30, 2015, the "third quarter of 2014" refers to the three months ended September 30, 2014, “2014” refers to the year ended December 31, 2014, and “2015” refers to the year ending December 31, 2015.  The information which appears on our web sites at www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxdi.com, www.fivedelta.com and www.groupad.com are not part of this report.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,032,958	$1,843,393
Accounts receivable, net of allowance for doubtful accounts of $119,066 and $52,338	8,910,043	3,874,620
Prepaid expenses	130,964	222,532
Other current assets	22,484	7,352
Total current assets	10,096,449	5,947,897

Property and equipment, net of accumulated depreciation of $37,626 and $25,013	45,646	27,602
Goodwill	16,314,957	16,312,911
Intangible assets, net of accumulated amortization of $190,972 and $0	1,815,028	2,006,000
Deferred debt issue costs	1,982,124	2,907,736
Prepaid stock based compensation	532,180	1,008,019
Other assets	15,659	4,804

Total assets	$30,802,043	$28,214,969

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$5,717,731	$2,882,120
Note payable - related party	2,258,263	2,500,000
Notes payable, current portion	1,881,000	1,350,000
Unearned revenue	1,695	25,295
Contingent consideration payable to related party - current portion	3,955,763	3,586,722
Put liability	1,389,653	—
Total current liabilities	15,204,105	10,344,137

Notes payable	8,040,448	7,713,014
Contingent consideration payable to related party - long term	3,469,034	3,145,401
Put liability	—	1,260,010

Total liabilities	26,713,587	22,462,562

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding
Series 1 Preferred stock, authorized 200,000 shares, 86,000 shares issued and outstanding, respectively	86	86
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 29,637,092 and 29,416,612 shares issued, respectively, and 27,250,229 and 27,029,749 shares outstanding, respectively	27,250	27,030
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	13,776,392	13,143,153
Accumulated deficit	(9,715,272)	(7,417,862)
Total stockholders' equity	4,088,456	5,752,407

Total liabilities and stockholders' equity	$30,802,043	$28,214,969

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Revenues	$7,390,238	$663,144	$22,173,095	$1,493,755
Cost of revenue	3,296,144	489,416	10,697,062	1,066,336

Gross profit	4,094,094	173,728	11,476,033	427,419

Operating expense	3,751,736	1,091,749	10,914,488	2,914,356

Income (loss) from operations	342,358	(918,021)	561,545	(2,486,937)

Interest income (expense)	(1,000,898)	271	(2,858,955)	1,265

Loss before provision for income taxes	(658,540)	(917,750)	(2,297,410)	(2,485,672)

Provision for income taxes	—	—	—	—

Net loss	$(658,540)	$(917,750)	$(2,297,410)	$(2,485,672)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

Weighted average shares outstanding	27,046,241	20,692,959	26,935,631	20,522,596

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine Month Periods Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,297,410)	$(2,485,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock based prepaid fees	475,839	495,444
Stock based compensation	626,539	235,348
Amortization of debt issue costs	925,612	—
PIK interest expense accrued to principal	279,216	—
Accretion of contingent consideration	692,674	—
Accretion of put liability	129,643	—
Depreciation and amortization	203,585	10,258
Bad debt expense	66,728	—
Changes in operating assets and liabilities:
Accounts receivable	(5,102,151)	(258,826)
Prepaid expenses	91,568	(24,765)
Other current assets	(15,132)	(6,530)
Other assets	(10,855)	(804)
Accounts payable and accrued expenses	2,833,564	(152,934)
Unearned revenue	(23,600)	—

Cash used by operating activities	(1,124,180)	(2,188,481)

Cash flows from investing activities:
Purchase of equipment	(30,657)	(6,856)

Cash used by investing activities	(30,657)	(6,856)

Cash flows from financing activities:
Sale of common stock	—	1,273,161
Cost of common stock sale	—	(16,291)
Proceeds from warrant offering	6,921	—
Proceeds from note payable	1,500,000	—
Repayments of notes payable	(1,162,519)	—
Debt issue costs	—	(200,000)

Cash provided by financing activities	344,402	1,056,870

Net decrease in cash	(810,435)	(1,138,467)
Cash, beginning of period	1,843,393	1,715,264
Cash, end of period	$1,032,958	$576,797

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$718,119	$—
Cash paid for taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

SEPTEMBER 30, 2015 AND 2014

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

These interim financial statements as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future period. All references to September 30, 2015 and 2014 in these footnotes are unaudited.

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

SEPTEMBER 30, 2015 AND 2014

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

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $533,000 at September 30, 2015. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At September 30, 2015, two customers each accounted for more than 10% of the accounts receivable balance, for a total of 61%. For the nine months ended September 30, 2015 one customer accounted for 50% of total revenue. Additionally, 10% of our revenue was collected and paid to us by one of our RTB exchange service providers. For the nine months ended September 30, 2014, 58% of our revenue was collected and paid to us by two of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2015 and December 31, 2014 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Goodwill

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Goodwill is considered to have an indefinite life.

The Company employs the non-amortization approach to account for goodwill. Under the non-amortization approach, goodwill is not amortized into the results of operations, but instead is reviewed annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, to assess whether the fair value exceeds the carrying value. The Company performs its annual goodwill and impairment assessment on September 30 of each year.

When evaluating the potential impairment of goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

In the first step of the two step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

No impairment of goodwill has been recorded in 2015.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

There were 13,984,016 common share equivalents at September 30, 2015 and 5,754,535 at September 30, 2014. For the three and nine months ended September 30, 2015 and 2014 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The final accounting for the acquisition of Steel Media has been completed during the third quarter of 2015. The final allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Cash	$32,038
Accounts receivable and other assets	2,975,728
Equipment	7,777
Non-compete agreement	1,250,000
Goodwill	16,314,957
Total assets acquired	20,580,500
Accounts payable and other liabilities	(1,996,458)
Total	$18,584,042

Goodwill will not be tax deductible.

Amortization of the non-compete agreement was $190,972 for the three and nine months ended September 30, 2015. The agreement is being amortized over its six year term.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 2 – RECENT ACQUISITIONS (CONTINUED)

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

The final accounting for the acquisition of Five Delta has not been completed and will be completed during the fourth quarter of 2015. The entire purchase price has been preliminarily allocated to intellectual property.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

On July 6, 2015 we borrowed an additional $1,500,000 pursuant to the financing agreement. The loan funded on July 8, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,500,000.  The Senior Secured Term Note has terms identical to the Initial Financing Notes described above. The Senior Secured Term Note will mature on October 30, 2017. We are using the proceeds from this additional draw under the Financing Agreement for working capital.

Notes payable consists of the following:

Principal amount	$9,595,689
PIK interest accrued	325,759
9,921,448
Less current portion	(1,881,000)

Notes payable and PIK interest accrued, net of current portion	$8,040,448

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

Activity for the put liability during the nine months ended September 30, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	September 30, 2015
Put liability	$1,260,010	$—	$129,643	$1,389,653
Total	$1,260,010	$—	$129,643	$1,389,653

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

During the three and nine months ended September 30, 2015, $297,242 and $925,612, respectively, was amortized with a remaining balance of $1,982,124 reported as deferred debt issue costs as of September 30, 2015.

Note payable – Richard Steel

As partial consideration for the purchase of Steel Media described in Note 2, we executed a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which is secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares").

The Note issued to Mr. Steel bears interest at the rate of 5% per annum and the principal and accrued interest is due and payable on October 30, 2015. The amounts due under the Note accelerate and become immediately due and payable upon the occurrence of an event of default as described in the Note. Upon an event of default under the Note, the interest rate increases to 10% per annum. The Note may be prepaid upon five days' notice to Mr. Steel, and the Note must be prepaid upon a change of control of the Company or Steel Media. The Note is also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the "Excess Cash Amount" as defined in the Note. During August 2015 we made a partial prepayment on the note in the amount of $241,737. On October 29, 2015 we paid the remaining balance on the note of $2,258,263, along with accrued interest of $122,861.

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

During the nine months ended September 30, 2015 we issued 128,331 shares of Class A common stock for stock awards that have vested.

During the nine months ended September 30, 2015 we issued 92,149 shares of Class A common stock, valued at $101,364, for consulting services.

Stock Awards

On September 22, 2015 we granted an aggregate of 220,000 common stock awards to nine employees. The shares will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. During the three and nine months ended September 30, 2015 we recorded $2,643 of compensation expense related to these awards.

During the three and nine months ended September 30, 2015 we recorded expense of $60,958 and $364,800 related to stock awards granted in prior years. Awards in the amount of 95,456 shares were forfeited during 2015.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants

During February 2015 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.20 per share and a term of five years. These options have a grant date fair value of $0.62 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $1,867 and $4,978 for the three and nine months ended September 30, 2015, respectively.

On August 5, 2015 we granted 200,000 common stock options to an employee. The options will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.65 per share and expire three years following the vesting date. These options have a grant date fair value of $0.74 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $8,191 for the three and nine months ended September 30, 2015, respectively.

On September 22, 2015 we granted 385,000 common stock options to employees. The options will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.73 per share and expire three years following the vesting date. These options have a grant date fair value of $0.79 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $2,107 for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2015 we recorded expense of $2,726 and $142,456, respectively, related to stock options granted in prior years. Awards in the amount of 521,000 options were forfeited during 2015.

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

Activity for the contingent consideration payable during the nine months ended September 30, 2015 was:

	December 31, 2014	Activity During the Period	Accretion in Value	September 30, 2015
Contingent consideration payable	$6,732,123	$—	$692,674	$7,424,797
Total	$6,732,123	$—	$692,674	$7,424,797

Maturities of contingent consideration are as follows:

Year ended December 31,
2015	$3,955,763
2016	$3,469,034

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases executive offices under operating leases with lease terms which expire through September 30, 2021.

Rent expense for office space amounted to $42,322 and $11,682 for the three months ended September 30, 2015 and 2014, respectively. Rent expense amounted to $118,343 and $37,095 for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 26, 2015 we borrowed an additional $1,400,000 pursuant to the financing agreement with Victory Park Management, LLC described in Note 3. The loan funded on July 8, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,400,000.  As with the Initial Note, the Senior Secured Term Note bears interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum, and (2) payment-in-kind (PIK) interest, as may be adjusted from time to time, based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.  If we achieve a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the secured promissory note due Richard Steel described in Note 3, and for working capital.

On October 29, 2015 we paid $2,381,124 in full satisfaction of the remaining principal balance of the note payable to Richard Steel described in Note 3 and all accrued but unpaid interest.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2014, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We are an Internet advertising and platform technology company that provides tools to automate the digital advertising market. We have built technologies and leveraged partner technologies that service social media and the real-time bidding (RTB) markets. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory through RTB exchanges;
•	sale and licensing of our GroupAd platform and related media; and
•	creation of custom platforms for buying media on SRAX for large brands.

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

As discussed later in this report, our revenues have significantly increased in the 2015 periods from the comparable 2014 periods as a result of the overall growth of our company. We expect that we will continue to experience revenue increases during the last quarter of 2015 from the comparable 2014 period as we continue to broaden our reach and introduce new products. During the second quarter of 2015 we launched the SRAX App, a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook and Twitter that are relevant to their content. We also expect that our operating expenses will continue to increase as our business grows, and we devote additional marketing and business development resources towards promoting that growth.

Results of operations

Selected Consolidated Financial Data

	Third Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	change	2015	2014	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$7,390,238	$663,144	1,014%	$22,173,095	$1,493,755	1,385%
Cost of revenue	3,296,144	489,416		10,697,062	1,066,336
Gross margin percentage	55.4%	26.2%	29.2%	51.8%	28.6%	23.2%
Operating expenses	3,751,736	1,091,749	243.6%	10,914,488	2,914,356	274.5%
Operating income (loss)	342,358	(918,021)		561,545	(2,486,937)
Interest income (expense)	(1,000,898)	271		(2,858,955)	1,265
Net income (loss)	$(658,540)	$(917,750)		$(2,297,410)	$(2,485,672)

Revenue

Increases in our revenues in both the third quarter of 2015 and the nine months ended September 30, 2015 from the comparable periods in 2014 are due to growth in both the sell-side products, and buy-side products. While our revenues for the third quarter of 2015 were approximately 1,014% higher than the third quarter of 2014, the revenues were approximately 31% less than our revenues for the second quarter of 2015. This fluctuation represents the impact of increased spending by our clients in the consumer packaged goods area that have June 30 fiscal year ends. So long as we retain clients in this industry segment we expect to experience these seasonal revenue fluctuations in future periods.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During 2015 we have continued to benefit from an increase in our gross margins as a result of the decrease in our cost of revenue. Cost of revenue as a percent of revenue decreased to 44.6% for the third quarter of 2015 and 48.2% for the nine months ended September 30, 2015, as compared to 73.8% and 71.4%, respectively, for the same periods in 2014. These decreases are due to the mix of higher-margin products. Approximately 99% of cost of revenue for the third quarter of 2015 and the nine months ended September 30, 2015 was attributable to payments to website publishers and other media providers as compared to 99% for each of the comparable periods in 2014. The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 40% to 50% for the remainder of 2015 and into 2016.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense increased 244% and 275%, respectively, for the third quarter of 2015 and the nine months then ended from the comparable periods in 2014. Included in the overall increase is an increase of approximately 67% and 49% in our operating expenses for the three and nine month periods ended September 30, 2015, respectively, which is attributable to operating expenses of Steel Media for which we did not have comparable expenses in the 2014 periods. Our other historic operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts in support of the growth of our company. Our operating expenses decreased 13% in the third quarter of 2015 from the second quarter of 2015. This decrease reflects reduced commission expense that is attributable to the revenue differences in the periods as well as a reduction in operating expenses at Steel Media which is reflective of the continued integration its business into our company.

Interest income (expense)

Interest expense in the 2015 periods represent costs associated with the note issued to Mr. Richard Steel as partial consideration for the purchase of Steel Media together with the original note issued in October 2014 under the Financing Agreement described elsewhere in this report. The expense also includes non-cash amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. As described later in this report, in October 2015 we satisfied the note issued to Mr. Steel. Under the terms of the Financing Agreement, effective November 1, 2015 our quarterly amortization payments under the notes will increase from 2.5% to 5% of the principal in December 2015. Based upon the current outstanding amount, this will result in an increase in the quarterly amortization to approximately $500,000 based upon the amount outstanding at September 30, 2015, which is in addition to the monthly interest payments. Notwithstanding the satisfaction of the note to Mr. Steel, as a result of the increased borrowings under the Financing Agreement as well as the change in the repayment terms, we expect our interest expense to continue to increase during the fourth quarter of 2015 and into 2016 from prior comparable periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2015	2014	2015	2014
Net income (loss)	$(658)	$(918)	(2,297)	(2,486)
plus:
Equity based compensation	237	246	1,102	731
Adjusted net income (loss)	$(421)	$(672)	(1,195)	(1,755)
Interest expense	1,001	—	2,859	—
Depreciation and amortization	194	3	204	10
Adjusted EBITDA	$774	$(669)	1,868	(1,745)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015 we had approximately $1,033,000 in cash and cash equivalents and a deficit in working capital of approximately $4,768,000, as compared to cash and cash equivalents of approximately $1,843,000 and a deficit in working capital of approximately $4,396,000 at December 31, 2014. Our accounts receivable and accounts payable have increased 130% and 98%, respectively, at September 30, 2015 from December 31, 2014 as a result in the revenue growth in the second quarter of 2015. We have collected a substantial amount of these receivables during the fourth quarter of 2015 in accordance with the normal payment terms.

On October 29, 2015 we paid Mr. Steel $2,381,124.26 in full satisfaction of the remaining principal and all accrued but unpaid interest due him under the note we issued him in October 2014 as partial consideration for the purchase of Steel Media. The note was secured by 2,386,863 shares of our Class A common which were deposited in escrow with a third party under the terms of an escrow agreement which has been terminated following the satisfaction of the note. These shares, which were reflected as issued but not outstanding as Mr. Steel had no rights to the shares until an event of default under the note, have been cancelled and returned to the status of authorized but unissued shares of our Class A common stock.

Our principal sources of operating capital have been equity and debt financing. In the first quarter of 2014 we raised additional capital of approximately $1,273,000 and in the fourth quarter of 2014 we raised an additional $3,776,000 in net proceeds through the sale of our equity securities. During the fourth quarter of 2014 we entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders which is described elsewhere in this report. In May 2015 we entered into the First Amendment to Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders. Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced. The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.

The Financing Agreement provides for borrowings of up to $20 million. We drew $9 million at the time of our entry into the Financing Agreement which was used in connection with the acquisition of Steel Media, and have drawn an additional $1.5 million in July 2015, which is being used for working capital, and an additional $1.4 million in October 2015 which was used to in the payment of the note to Mr. Steel at its maturity.

We do not have any commitments for capital expenditures. The terms of the Financing Agreement and the Steel Media acquisition require us to allocate a significant portion of our expected future cash flow to satisfying obligations under those agreements. Under the terms of the Financing Agreement, we are obligated to make:

•	monthly interest payments, inclusive of payment-in-kind, or PIK interest, of approximately $100,000;
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

Additionally, under the terms of the stock purchase agreement for the acquisition of Steel Media, we are potentially obligated to pay Mr. Steel up to two $4 million annual earn out payments based upon the satisfaction of certain targets generated by Steel Media operations for the periods ending October 31, 2015 and October 31, 2016. The adjusted EBITDA targets which must be met in order for Mr. Steel to earn these additional amounts are approximately $4.1 million for the 2015 period and approximately $4.9 million for the 2016 period. Subject to certain conditions in the stock purchase agreement with Mr. Steel, we are able to satisfy up to 60% of these earn out payments in shares of our Class A common stock. We expect the target for the first earn out for the period ending October 31, 2015 will be met. If met, the cash payments we will need to make to Mr. Steel, which we expect to generate from our operations, will reduce the funds which may be used for our debt service obligations and for working capital needs. Any failure on our part to make any earn out payments which may be due Mr. Steel could result in an event of default under the Financing Agreement.

The net effect of these required payments under the Financing Agreement and the note to Mr. Steel, while it remained outstanding, as well as the possibility of the earn out payments to Mr. Steel, is anticipated to equal the majority of the cash flow generated from Steel Media’s operations. Following the satisfaction of the note to Mr. Steel in October 2015, to the extent that we are able to increase the earnings attributable to Steel Media, we will be paying down the notes issued under the Financing Agreement.

Other than cash generated from operations and the Financing Agreement, we do not have any external sources of liquidity. While the Financing Agreement provides that we can borrow up to $20 million in total, our ability to access any additional funds under it is at the discretion of the lender, and there can be no assurance the lender will agree to lend us any additional amounts. To date, we have drawn $11.9 million under the Financing Agreement. In the event of a default by us under the terms of the Financing Agreement, remedies for the lender range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

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

Net Cash Used in Operating Activities

We used $1,124,180 of cash in our operating activities during the nine months ended September 30, 2015, compared to $2,188,481 used by our operating activities the during the nine months ended September 30, 2014. The decrease in cash used by operating activities in 2015 was primarily attributable to increases in our accounts receivable during the 2015 period.

Net Cash Used in Investing Activities

We used $30,657 of cash for investing activities for the purchase of equipment during the nine months ended September 30, 2015 as compared to $6,856 used for the purchase of furniture and equipment during the nine months ended September 30, 2014.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities, primarily representing proceeds from a drawn under the Financing Agreement offset by payments under the note to Mr. Steel and the Financing Agreement, was $344,402 compared to $1,056,870 in cash from financing activities during the nine months ended September 30, 2014 which was attributable primarily to the sale of equity securities.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

10.42

Notice of Purchase and Sale dated October 26, 2015 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed on October 30, 2015)

10.43	Senior Secured Term Note dated October 26, 2015 in the principal amount of $1,400,000 (incorporated by reference to the Current Report on Form 8-K filed on October 30, 2015).
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 16, 2015	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal financial and accounting officer