Form 10-K
period 2015-12-31
SOCIAL REALITY, Inc.
filed 2016-03-16
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $23,456,438 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  29,977,925 shares of Class A common stock are issued and outstanding as of March 11, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to grow our revenues and manage our gross margins;
•	our history of losses;
•	our limited operating history;
•	the terms of the Financing Agreement and its impact on our business and operations;
•	the impact of our debt obligations on our liquidity and financial condition;
•	the impact of the earn out payments to Mr. Steel on our cash flows in future periods;
•	our possible need for additional financing and the requirement under the Financing Agreement to use the proceeds of any additional financings to reduce the obligations to the lender;
•	risks associated with loss to access to the Facebook platform;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our dependence on a small number of customers;
•	the continued appeal of Internet advertising;
•	our dependence on our publishers;
•	risks related to possible future acquisitions;
•	the possible exercise of the put right by the holder of the Financing Warrant;
•	the limited market for our Class A common stock;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	the impact of penny stock rules on the trading in our Class A common stock;
•	the impact of FINRA sales practice requirements on the market for our Class A common stock;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and
•	the terms of indemnification agreements with our executive officers and directors.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta."  In addition, “2015” refers to the year ended December 31, 2015, “2014” refers to the year ended December 31, 2014 and “2016” refers to the year ending December 31, 2016.  The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We are an Internet advertising and platform technology company that provides tools to automate the digital advertising market. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•

sales of digital media advertising campaigns to advertising agencies and brands;

•

sales of media inventory through real-time bidding, or RTB, exchanges;

•

sale and licensing of our SRAX Social platform and related media; and

•

creation of custom platforms for buying media on SRAX for large brands.

SRAX – Real Time Bidding sell side representation. Our technology assists publishers in delivering their media inventory to the RTB exchanges. An RTB exchange is a method of selling and buying online display advertising in real time, one ad impression at a time, utilizing computer algorithms to automatically buy and sell ads in real-time. Our tools provide reporting to these publishers about the sales of their media inventory on these exchanges. We believe that our tools assist publishers in maximizing their revenues. We contract with web and mobile publishers to sell their media inventory on the RTB exchanges by having the publisher sign up on our portal to become one of our publishing partners. Once the publisher signs up, the traffic they deliver is evaluated by us for fraud potential; once approved, we provide the publisher with technology that allow us to deliver advertising to their approved sites or applications. This includes providing the partner with technology from our advertising server that they then place onto their webpage. This "tag" allows us to fill advertising space on the publisher's website when we have an advertiser that would like to buy the space. Our platform presents all of the media inventory from our publishing partners to many different buyers at the same time, and then those buyers have the ability to bid on the inventory. Our system then takes the highest price offered and sells the space to that bidder. The price that advertisers are willing to pay for any specific placement is determined in real time and we seek to deliver the highest paid ad at any given time.

SRAX – Real Time Bidding buy side representation. We also provide our SRAX platform to brands and their advertising agencies. We build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur. These efforts involve working with the brand and agencies to understand their marketing objectives and then customizing our buying platform to allow these clients to import their own first party consumer targeting data to maximize their media buys. We also provide the clients access to third party consumer targeting data that allows them to further target their media buys. In some instances we provide these services on a managed basis where the clients provide us with an insertion order and we launch and manage the program on the SRAX platform on their behalf.

SRAX Social. SRAX Social is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. We have found that many of our clients need to build a social media presence and SRAX Social provides the tools and services necessary to launch a presence on Facebook, Twitter, Instagram, Pinterest and other social networks. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence. SRAX Social allows brand marketers to select from a number of pre-created applications, and then launch these applications and loyalty programs on their social media sites and their websites. With the addition of the SRAX platform, we are helping brands to identify their influencers and then, utilizing this first party data, we are creating "look alike audiences." Look alike audiences are consumers who match the characteristics of the identified "influencers." These consumers are likely to be influential to the brand. Once we create the "look alike audience," we are able to reach these consumers across the web and on social networks through our SRAX platform. SRAX Social represents the combination and rebranding in 2015 of our GroupAd, SRAX DI and Five Delta offerings.

SRAX MD. SRAX MD is an ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns.

SRAX APP. SRAX APP is a platform allows publishers and content owners to launch native mobile applications through our SRAX platform. Our platform takes our content partner's social and other content and creates an application that is placed in the Google Play Store and in the Apple App Store, as well as other application marketing locations to market the app. We are the owner of the application and share any revenue generated through the application with our content partners.

Marketing and sales

We market our services through our in house sales team, which is divided into two distinct activities. One group is responsible for brand advertisers and advertising agencies, and the other is responsible for publisher acquisition and management. Our in house marketing is focused on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team. We also attend industry specific events such as AdTech, AdExchanger, and Salesforce annual events and local events in Los Angeles and New York.

We rely on our publishing partners to provide the media inventory that we sell and use to promote our marketing campaigns as well as to assist in driving user traffic to these campaigns.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. Prior to our acquisition of Five Delta in December 2014, in October 2014 it filed a U.S. patent for a method and system for bidding and performance tracking using online advertisements and provisional status has been granted under 62/060,247. In addition, it claimed the benefit of a pending U.S. patent number 61/604,348 for online advertising scoring. The provisional patent application has now been converted to a non-provisional patent application number 12/960,435 and is awaiting examination by the Patent Office.

Competition

We operate in a highly competitive environment. Our competitors include companies who focus on the RTB market and companies who are focused on providing social media applications on a managed and self-service basis. We believe we compete based on both our ability to assist our customers to obtain the best available prices as well as our excellent customer service. The barrier to entry to our industry is low. We believe that in the future we will face increased competition from these companies as they expand their operations as well as new entrants to our industry. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our company. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or media inventory and our revenue and results of operations could decline.

Government regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient's opt-out request or are intended to deceive the recipient as to source or content, and federal and state regulations covering the treatment of member data that we collect from endorsers.

U.S. and foreign regulations and laws potentially affecting our business are evolving. We have not yet developed an internal compliance program nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners and advertising clients. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties including, but not limited to, fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon products or aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

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

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of user data. Any failure by us to comply with these privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect users' privacy and data could result in a loss of confidence in our services and ultimately in a loss of customers, which could adversely affect our business.

We generally only receive user data authorized through the Facebook user API. Access to such information, in addition to being limited in scope by Facebook policies and procedures, requires the affirmative authorization of the participating user, as stipulated by Facebook. In a campaign, we post a privacy policy and user agreement, which describe the practices concerning the use, transmission and disclosure of member data in connection with such campaign. Any failure by us to comply with our privacy policy and user agreement could result in proceedings against us by users, customers, governmental authorities or others, which could harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning data protection. We partner with providers of data to acquire this data and we do not own this data. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our users communicate across social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, the CAN-SPAM Act establishes certain requirements for the distribution of "commercial" email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The FTC is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act's main provisions include:

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

Violations of the CAN-SPAM Act's provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email senders who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

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

Employees

At March 1, 2016 we had 43 full-time employees. We also contract for the services of an additional approximately 47 individuals from a third-party provider. There are no collective bargaining agreements covering any of our employees.

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

•

the Steel Note in the principal amount of $2.5 million which was secured by the 2,386,863 Escrow Shares; and

•

earn out payments of up to $8 million.

The earn out consideration is payable upon the attainment of EBITDA targets of Steel Media during the two year period following the closing, 60% of which may be satisfied in shares of the our Class A common stock subject to the satisfaction of certain conditions set forth in the Stock Purchase Agreement. Further, in the event of:

•

a change of control of our company or Steel Media, or

•

Mr. Steel's termination without "cause" or resignation for "good reason" during the two year period following the closing,

we are obligated to pay Mr. Steel 100% of the earn out consideration (less any amount previously paid to Mr. Steel). To the extent we are prohibited from paying any earn out consideration in cash and Mr. Steel is prohibited from receiving same under the terms of the Subordination Agreement described elsewhere in this report, Mr. Steel has the right to request that we pay him the prohibited cash earn out payment in shares of our Class A common stock.

The EBITDA targets for the first earn out period ended October 31, 2015 were met which entitled Mr. Steel to an earn out payment of $4 million. In January, 2016 we paid Mr. Steel $1.6 million in cash and issued him 1,283,766 shares of our Class A common stock valued at $2.4 million in full payment of the first year earn out.

The Steel Note bore interest at the rate of 5% per annum and the principal and accrued interest was due and payable on October 30, 2015. The Steel Note was also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the "Excess Cash Amount" as defined in the Steel Note. We made a mandatory partial prepayment in August 2015, for the quarter ended June 30, 2015 in the amount of $241,737. On October 29, 2015 we paid Mr. Steel a total of $2,381,124 in full satisfaction of the remaining principal balance of the Steel Note and accrued but unpaid interest and the Steel Note was retired.

The obligations under the Steel Note were subordinated to our obligations under the Financing Agreement as described later in this report, pursuant to the terms of the Subordination Agreement and was secured by the Escrow Shares. The Escrow Shares were considered issued but not outstanding, and Mr. Steel did not have any voting or other rights as a stockholder to the Escrow Shares during the period they were held in escrow. The Escrow Shares were being held by an escrow agent pursuant to the terms of an Escrow Agreement dated October 30, 2014 by and among Mr. Steel, Social Reality and Lowenstein Sandler LLP, as escrow agent. Following the satisfaction of the Steel Note, the escrow terminated, the Escrow Shares were returned to us and cancelled, returning to the status of authorized but unissued shares of our Class A common stock.

On October, 30, 2014, in connection with the acquisition of Steel Media, we entered into a Registration Rights Agreement with Mr. Steel pursuant to which we agreed to register any earn out shares issued to him. We granted Mr. Steel demand registration rights over the earn out shares which he may exercise 180 days after such shares are issued to him. In addition, Mr. Steel has the right to include any earn out shares issued to him in registration statements for offerings by us as well as offerings of our Class A common stock held by third parties. The terms of the Registration Rights Agreement contain underwriter and Rule 415 cutback provisions in which the number of earn out shares that we may include in a subsequent registration statement to be filed with the SEC will be reduced subject to certain allocation provisions as set forth in the Registration Rights Agreement. We agreed to pay all costs and expenses with such registration statement, other than Mr. Steel's selling expenses. The Registration Rights Agreement contains customary indemnification provisions. Under the terms of the Registration Rights Agreement, Mr. Steel agreed to certain restrictions on the amount of earn out shares that may be sold by him without our consent; provided, however, that these restrictions will automatically terminate upon our failure to fully pay the earn out consideration if and when due.

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

Under the terms of the Five Delta Agreement, 300,000 shares of the Class A common stock were deposited in escrow by the holders with the escrow agent pending satisfaction of certain post-closing conditions as described in the agreement. While the escrow shares remained in escrow, the holders granted Mr. Chris Miglino, our Chief Executive Officer, a voting proxy over the escrow shares. The Five Delta stockholders also granted us a right of first refusal over the shares of our Class A common stock tendered as consideration for a four year period from the closing date. The post-closing conditions were satisfied and the shares were released from escrow in December 2015.

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

ITEM 1.A

RISK FACTORS.

An investment in our Class A common stock involves a significant degree of risk. You should not invest in our Class A common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our Class A common stock. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Risks Related to our Business

We have a history of losses and there are no assurances we will report profitable operations in the foreseeable future.

We reported a net loss of $2.7 million for 2015 and at December 31, 2015 we had an accumulated deficit of $10.1 million. We incurred a net loss of $4.4 million for 2014 and at December 31, 2014 we had an accumulated deficit of $7.4 million. Our future success depends upon our ability to continue to grow our revenues and profits. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations, pay our obligations under the Financing Agreement and pay any future earn out amounts which Mr. Steel may be entitled to receive. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

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

The terms of the Financing Agreement contain financial and operating terms which place significant operating demands on our company, may restrict our ability to efficiently operate our business, or could result in significant financial penalties. If we were to breach any of these covenants and terms, the lender could accelerate the amounts due under the Financing Agreement and we would be unable to operate our business as it is presently conducted.

As described later in this report, on October 30, 2014, we entered into the financing agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder, which we refer to, as amended, as the Financing Agreement. The terms of the Financing Agreement include ongoing requirements to, among other actions, meet financial covenants including minimum leverage and current ratios, and interest and fixed charge coverages. The terms of the Financing Agreement create restrictions on how we undertake certain future events, including:

•

entering into new debt or equity financing transactions;

•

requiring 100% of any capital that we raise in new financings to be used to pay down the amount of the notes issued under the Financing Agreement at a 4% premium through the first anniversary of the date of Financing Agreement, reduced to a 3% premium through the second anniversary of the date of the Financing Agreement, subject to further decrease in accordance with the Financing Agreement;

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

•

a change in control of our company.

Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

Our debt obligations could impair our liquidity and financial condition, and our ability to grow our company could be in jeopardy.

Our debt obligations are currently comprised of senior notes issued under the Financing Agreement in the aggregate principal amount of $12.7 million which are scheduled to mature in October 2017. The terms of the Financing Agreement contain certain mandatory prepayment requirements which generally require us to calculate excess cash flow on a quarterly basis, and remit approximately 50% of this excess cash to the lender. This dramatically reduces cash flow available to the company for working capital, accretion of a cash reserve, growth initiatives, or additional acquisitions. These obligations may further adversely impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt.

The earn out payments which may be made to Mr. Steel under the terms of the acquisition agreement for Steel Media may adversely impact our cash flows in future periods. Under certain circumstances we can pay a portion of the earn out payments in shares of our Class A common stock which will be dilutive to our existing stockholders.

To complete the acquisition of Steel Media, we negotiated two annual earn out payments to be made to Mr. Steel based upon the satisfaction of certain targets for Steel Media for the two earn out periods ending October 31, 2015 and October 31, 2016, each up to a maximum of $4 million. If the earn outs are earned, under certain conditions we can pay up to 60% of each annual earn out in shares of our Class A common stock based upon the fair market value of the stock when issued. The earn out payments are only required to the extent that Steel Media has achieved certain adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, targets. However, the adjusted EBITDA targets of approximately $4.1 million for the 2015 period and approximately $4.9 million for the 2016 period are only slightly above the earn out amounts, providing little additional cash for other debt service, growth or working capital. Mr. Steel earned the first earnout payment for 2015 of $4 million and in January 2016 we paid him $1.6 million in cash and issued him 1,283,766 shares of our Class A common stock valued at $2.4 million in payment thereof. The shares of our Class A common stock issued to him represented approximately 5% of our outstanding Class A common stock. If we elect to satisfy up to 60% of the 2016 earn out payment, if the EBITDA target is made, in shares of our Class A common stock, the issuance of these additional shares will be dilutive to our current stockholders and could result in Mr. Steel, who is currently an executive officer and member of our board of directors, obtaining a significant voting interest in our company, thereby increasing his control of our business and operations.

We may need additional financing which we may not be able to obtain on acceptable terms. While the Financing Agreement is outstanding, all funds we receive from the issuance of additional securities must be used to repay amounts due the lender under the Financing Agreement, possibly further hindering our ability to raise capital upon acceptable terms.

We may need to raise additional working capital to fund expected growth in our company and for possible future, as yet unidentified, acquisitions. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to internally fund our working capital needs, and our ability to manage the growth of our business. Given the size of our company, we expect to incur certain difficulties if we should seek to raise additional capital through the issuance of equity or debt securities. In addition, under the terms of the Financing Agreement, we are required to use the proceeds from any sales of equity or debt securities to reduce the amounts owed the lender at a 4% premium, subject to decrease in accordance with its terms, which may make it more difficult to attract investments. We have granted the holder of the Financing Warrant a right to participate in future offerings, however, there are no assurances it will choose to participate. If, however, we should decide to seek additional working capital and are able to secure commitments upon terms satisfactory to us, and we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders that do not participate in such transaction will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Class A common stock. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, we may be unable to operate our business or fully implement our acquisition expansion strategy.

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

If we were to lose access to the Facebook platform, our SRAX Social growth would be limited and we could lose our existing revenue from these sources.

Facebook currently provides access to companies to build applications on their platform. We have built our SRAX Social platform to use the Facebook application programming interface, or APIs. The loss of access to the Facebook platform would limit our ability to effectively grow a portion of our operations. We are subject to Facebook's standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform. Facebook reserves the right to change these terms and conditions at any time. Our business would be harmed if Facebook:

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

•

develops its own competitive offerings.

We have benefited from Facebook's strong brand recognition and large user base. Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any changes to those terms of service may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. In the event Facebook makes any changes in the future, we may have to modify the structure of our campaigns which could impact the effectiveness of our campaigns and adversely impact our results of operations in future periods.

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

We are dependent on revenues from a limited number of customers.

For 2015 revenues from one customer accounted for 48% of our total revenues and at December 31, 2015, this customer accounted for 38% of our accounts receivable. For 2014 no one customer accounted for 10% or more of our total revenues, however 38% of our revenue was collected and paid to us by three of our RTB exchange service providers. The loss of any of these customers could have material adverse impact on our results of operations in future periods.

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

We may pursue acquisitions in an effort to increase revenue, expand our market position, add to our technological capabilities, or for other purposes. However, any future acquisitions would likely involve risk, including the following:

•

the identification, acquisition and integration of acquired businesses requires substantial attention from management. The diversion of management's attention and any difficulties encountered in the transition process could hurt our business;

•

the anticipated benefits from an acquisition may not be achieved, we may be unable to realize expected synergies from an acquisition or we may experience negative culture effects arising from the integration of new personnel;

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

Risk Related to our Class A Common Stock

There may never be an active market for our Class A common stock, which trades in the over-the-counter market in low volumes and at volatile prices.

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

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that, as of December 31, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have yet to fully remediate the previously identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. While we have never been required to restate our consolidated financial statements, the existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our consolidated financials is possible.

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

Our Class A common stock is a "penny stock," which makes it more difficult for our investors to sell their shares.

Our Class A common stock is considered a "penny stock" and is subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934. These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our Class A common stock. If our Class A common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must take reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our Class A common stock, which may limit the ability of our stockholders to buy and sell our Class A common stock and could have an adverse effect on the market for our shares.

We have outstanding options and warrants to purchase approximately 42% of our currently outstanding Class A common stock.

At March 11, 2016 we had 29,977,925 shares of our Class A common stock outstanding together with outstanding options and warrants to purchase an aggregate of 12,535,347 shares of Class A common stock at exercise prices of between $0.81 and $2.70 per share. In the event of the exercise of the warrants and/or options, the number of our outstanding Class A common stock will increase by approximately 42%, which will have a dilutive effect on our existing stockholders.

Certain of our outstanding warrants contain cashless exercise provisions which means we will not receive any cash proceeds upon their exercise.

At March 11, 2016 we had common stock warrants outstanding to purchase an aggregate of 933,896 shares of our Class A common stock with an average exercise price of $1.10 per share which are exercisable on a cashless basis. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. In addition, the exercise price of the Financing Warrant to purchase 2,900,000 shares of our Class A common stock at an exercise price of $1.00 per share is payable at the option of the warrant holder through a reduction in the principal outstanding under the notes issued under the terms of the Financing Agreement. It is possible that the warrant holders will use the cashless exercise feature, and that the holder of the Financing Warrant will elect to pay the exercise price through a reduction in the amount owed. In either event, it will deprive us of additional capital which might otherwise be obtained if the warrants were exercised on a cash basis.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party under a sublease agreement terminating on December 31, 2018 at an annual amount of $37,200. We also maintain offices in New York, New York, Mexicali, Mexico and Milan, Italy. We lease office space in New York, New York from an unrelated third party on a month to month basis at a base monthly rental of $5,850, which is subject to increase if additional services as requested. We lease approximately 3,400 square feet of office space in Mexicali, Baja California, Mexico from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses. We rent office space in Charlotte, North Carolina from an unrelated third party on a month to month basis at a monthly rental of $1,950. We also lease certain office space in Milan, Italy from an unrelated third party under an agreement terminating in March 2017 at an annual rental of €6,000 plus VAT (or approximately $5,520).

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

	High	Low

2014
First quarter ended March 31, 2014	$3.24	$1.00
Second quarter ended June 30, 2014	$1.39	$0.98
Third quarter ended September 30, 2014	$1.40	$0.70
Fourth quarter ended December 31, 2014	$1.55	$0.81

2015
First quarter ended March 31, 2015	$1.27	$1.07
Second quarter ended June 30, 2015	$1.60	$1.05
Third quarter ended September 30, 2015	$2.24	$1.45
Fourth quarter ended December 31, 2015	$2.00	$1.33

The last sale price of our Class A common stock as reported on the OTCQB on March 10, 2016 was $1.38 per share. As of March 11, 2016, there were approximately 80 record owners of our Class A common stock.

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

Recent sales of unregistered securities

On January 28, 2016 we sold 500,000 shares of our Class A common stock to six accredited investors in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on exemptions provided by Section 4(a)(2) of that act. We received proceeds of $500,000 and did not pay any commissions or finder's fees. We are using the proceeds for working capital.

On February 23, 2016 we issued an aggregate of 50,000 shares of our Class A common stock valued at $70,000 as partial compensation for services under the terms of a consulting agreement. The recipients were accredited or otherwise sophisticated investors with access to business and financial information on our company. The issuances was exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2015 and 2014 and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

•

sale and licensing of our SRAX Social platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands.

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. The SRAX platform integrates multiple market-leading demand sources including OpenX, Pubmatic and AppNexus. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

•

SRAX MD is our ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

•

SRAX Social, is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and

•

SRAX APP, a recently launched new product, which is a platform that allows publishers and content owners to launch native mobile applications through our SRAX platform.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

During the second quarter of 2015 we launched the SRAX App, a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook, Instagram, YouTube and Twitter that are relevant to their content. In 2015 we also completed the technology needed to both operate the buy side of our SRAX platform and the buy side of SRAX MD, and launched our SRAX APP which we expect to begin contributing to our revenues in a meaningful basis during the second half of 2016. Lastly, in 2015 we also combined our GroupAd, SRAX DI and Five Delta offerings and rebranded these offerings as SRAX Social. During 2016 we expect to continue to enhance all of our technology offerings of SRAX, SRAX Social, SRAX MD and SRAX APP. We are now in the marketing and monetization phases of these technologies and our efforts are focused on the continued growth of our sales and marketing efforts of these platforms.

Results of operations

2015 as compared to 2014

Selected Consolidated Financial Data

	Year Ended December 31,
	2015	2014	change

Revenues	$30,294,165	$5,120,343	492%
Cost of revenue	14,407,363	2,971,948	385%
Gross margin percentage	52.4%	45.5%	6.9%
Operating expenses	14,834,766	6,066,611	145%
Operating income (loss)	1,052,036	(3,738,216)	128%
Interest (expense)	(3,775,945)	(673,347)	461%
Net (loss)	$(2,723,909)	$(4,411,563)	(38)%

Revenue

Increases in our revenues in 2015 from 2014 are due to growth in both the sell-side products, and buy-side products, as well as reporting operations for Steel Media for a full 12 month period.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During 2015 we have continued to benefit from an increase in our gross margins as a result of the decrease in our cost of revenue. Cost of revenue as a percent of revenue decreased to 47.6% for 2015 as compared to 54.5% for 2014. This decrease is due to the mix of higher-margin products. Approximately 99% of cost of revenue for 2015 was attributable to payments to website publishers and other media providers as compared to 95% for 2014. The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 40% to 50% in 2016.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense increased 145% for 2015 from 2014. Included in the overall increase is an increase of approximately 104% in our operating expenses which is attributable to operating expenses of Steel Media for a 12 months versus two months in 2014. Our other historic operating expenses have increased as we have increased our technical team, our sales team and our marketing efforts in support of the growth of our company.

Interest income (expense)

Interest expense in 2015 represents costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media together with the notes issued under the Financing Agreement described elsewhere in this report. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. While we satisfied the note to Mr. Steel in October 2015, we expect our interest expense will continue to increase during 2016 from 2015 as a result of increased borrowings under the Financing Agreement.

Quarterly results of operations data

The following table set forth our unaudited quarterly statements of operations data for the three months ended December 31, 2015 and 2014. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the unaudited quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$8,121,070	$3,626,588
Cost of revenue	3,710,301	1,725,612
Gross profit	4,410,769	1,900,976
Operating expense	3,920,278	3,152,255
Income (loss) from operations	490,491	(1,251,279)
Interest (expense)	(916,990)	(674,612)
Net (loss)	$(426,499)	$(1,925,891)
Net loss per share, basic and diluted	$(0.02)	$(0.08)
Weighted average shares outstanding	27,346,804	24,672,299

Non-GAAP financial measures

We use Adjusted net (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses. We believe the presentation of Adjusted net (loss) and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net (loss) and Adjusted EBITDA is net (loss). The following is a reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended December 31,		For the Years Ended December 31,
(unaudited, in thousands)	2015	2014	2015	2014
Net income (loss)	$(427)	$(1,926)	$(2,724)	$(4,412)
plus:
Equity based compensation	373	1,127	1,475	1,858
Adjusted net income (loss)	$(54)	$(799)	$(1,249)	(2,554)
Interest expense	917	675	3,776	673
Depreciation of property, plant and equipment	207	5	411	15
Adjusted EBITDA	$1,070	$(119)	$2,938	$(1,866)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2015 we had approximately $1,100,000 in cash and cash equivalents and a deficit in working capital of $8,102,330, as compared to cash and cash equivalents of approximately $1,843,000 and a deficit in working capital of $4,396,240 at December 31, 2014. Our current assets increased 43% at December 31, 2015 as compared to December 31, 2014 which is primarily attributable to an increase in our accounts receivable as a result in the revenue growth. Our current liabilities increased 61% at December 31, 2015 as compared to December 31, 2014 which is the result of several factors, including the increase in our accounts payable and accrued expenses associated with our growth, as well as increased borrowings under the Financing Agreement, and reclassifications of contingent consideration, which represents the earn outs Mr. Steel may receive, and a put liability related to the warrant issued in connection with the Financing Agreement into current liabilities as a result of the due dates of these possible obligations. These increases were offset by a decline of $2.5 million in notes payable related party representing the payment of the note to Mr. Steel during the fourth quarter of 2015. In addition, during January 2016 we paid Mr. Steel $4 million of the contingent consideration representing his first year earn out payment.

Our principal sources of operating capital have historically been equity and debt financing. During 2014 we raised additional capital of approximately $5,049,000 in net proceeds through the sale of our equity securities. Subsequent to December 31, 2015 we have raised an additional $500,000 through the sale of our equity securities. During the fourth quarter of 2014 we entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders which is described below. In May 2015 we entered into the First Amendment to Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders. Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced. The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.

The Financing Agreement provides for borrowings of up to $20 million. As of March 1, 2016 we have drawn a total of $14 million under the Financial Agreement, of which $9 million was used in connection with the initial acquisition of Steel Media in 2014, an additional $1.4 million was used in the payment of the Steel Note at its maturity in October 2015 and $1.6 million was used for the cash portion of the first year earnout payment to Mr. Steel in January 2016. The balance of the funds we have drawn under the Financing Agreement have been used for working capital. During 2015 we also made payments to VPC against the draws aggregating $1.9 million.

We do not have any commitments for capital expenditures. The terms of the Financing Agreement requires us to allocate a significant portion of our expected future cash flow to satisfying obligations under that agreements. Under the terms of the Financing Agreement, we are obligated to make:

•

monthly interest payments, inclusive of payment-in-kind, or PIK interest, of approximately $140,000,

•

quarterly amortization payments of 2.5% of principal in year one of the loan, resulting in principal payments of approximately $225,000 per quarter in the first year of the loan, increasing to 5% of principal in year two of the loan and further increasing to 10% of principal in year three of the loan;

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

In August 2015, Victory Park Management, LLC as agent for the lenders waived the excess cash flow payment for the quarter ended June 30, 2015.

Additionally, under the terms of the Stock Purchase Agreement for the acquisition of Steel Media, we are potentially obligated to pay Mr. Steel up to two $4 million annual earn out payments based upon the satisfaction of certain targets generated by Steel Media operations for the periods ending October 31, 2015 and October 31, 2016. The adjusted EBITDA targets which must be met in order for Mr. Steel to earn these additional amounts are approximately $4.1 million for the 2015 period and approximately $4.9 million for the 2016 period. The EBITDA target for the first earnout period ended October 31, 2015 was achieved and in January 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. If the 2016 earnout target is met, the cash payment we will need to make to Mr. Steel will reduce the funds which may be used for our debt service obligations and for working capital needs. Any failure on our part to make any earn out payment which may be due Mr. Steel could result in an event of default under the Financing Agreement.

The net effect of these required payments under the Financing Agreement and the Steel Note, while it remained outstanding, as well as the earn out payments to Mr. Steel, is anticipated to equal the majority of the cash flow generated from Steel Media’s operations. Following the satisfaction of the Steel Note in October 2015, to the extent that we are able to increase the earnings attributable to Steel Media, we are paying down the notes issued under the Financing Agreement.

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

Net Cash Provided (Used) in Operating Activities

Net cash provided by operating activities was $739,066 during 2015 compared to net cash used in operating activities of $2,481,551 for 2014. The period to period change was primarily attributable to a decrease in net loss (after adjusting for non-cash expenses) and increases in our accounts payable and other liabilities partially offset by increases in our accounts receivable and prepayments.

Net Cash Used in Investing Activities

We used $33,616 for the purchase of furniture and equipment during 2015, with $1,974,818 used during 2014, which included costs associated with the acquisition of Steel Media.

Net Cash (Used) Provided by Financing Activities

During 2015 net cash used in financing activities was $1,457,657 which represented the proceeds from draws under the Financing Agreement, net of costs and repayments including the satisfaction of the Steel Note. During 2014, we received $3,952,847 from the sale of our securities and paid costs of $16,291 associated with the sales. We received $1,227,601 in proceeds from the Financing Agreement and paid costs of $579,659.

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014, we entered into the Financing Agreement, which, as amended in May 2015, provides for borrowings of up to $20 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of our assets, including those of our subsidiaries, and a pledge of 100% of the equity interests of each of our domestic subsidiaries pursuant to the terms of a Pledge and Security Agreement. At December 31, 2015 we had drawn $11.9 million under the Financing Agreement and have drawn an additional $2.1 million during the first quarter of 2016. During 2015 we made payments against the draws aggregating $1.9 million. The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes issued pursuant to the Financing Agreement, bear interest at a rate per annum equal to the sum of:

•

cash interest at a rate of 10% per annum, and

•

payment-in-kind, or PIK, interest at a rate of 4% per annum for the period commencing on October 30, 2014 and extending through the last day of the calendar month during which our financial statements for December 31, 2014 were delivered. The PIK interest rate thereafter from time to time may be adjusted based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.

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

Pursuant to the Financing Agreement, on October 30, 2014, we also issued to the lender a five-year warrant to purchase 2,900,000 shares of our Class A common stock at an exercise price of $1.00 per share, subject to adjustment, which we refer to as the Financing Warrant. The exercise price of the Financing Warrant is payable, at the option of the warrant holder, in cash or through a reduction in the principal outstanding under the notes issued under the terms of the Financing Agreement. The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of our outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the notes issued pursuant to the Financing Agreement, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to us all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of 50% of the total of our consolidated revenue for the trailing 12-month period ending with our then-most recently completed fiscal quarter, or $1,500,000. As contemplated under the Financing Agreement, on October 30, 2014 we also entered into a Registration Rights Agreement with the holder of the Financing Warrant, pursuant to which we granted the holder certain "piggyback" rights to register the shares of our Class A common stock issuable upon exercise of the Financing Warrant. We registered the resale all of the shares underlying the Financing Warrant pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 7, 2015.

As part of the arrangements under the Financing Agreement, Victory Park Management, LLC, Mr. Steel, and Social Reality and Steel Media also entered into a Subordination Agreement under which Mr. Steel has agreed, subject to the terms and conditions of the Subordination Agreement, to subordinate to the lenders and holders of notes issued under the Financing Agreement and the Financing Warrant certain obligations, liabilities, and indebtedness, including, without limitation, payments of earn out consideration owed to him as described later in this report under "Our Business – Acquisition of Steel Media."

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements for 2015 appearing elsewhere in this report.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

These material weaknesses included:

•

a lack of experienced, qualified accounting staff;

•

inadequate controls and segregation of duties;

•

limited checks and balances in processing cash transactions;

•

substantial reliance on manual reporting processes and spreadsheets external to the accounting system;

•

our lack of a majority of independent directors on our Board and the lack of an independent audit committee of our board of directors;

•

lack of adequate controls in the delivery and procurement of intangible inventory, products and services; and

•

the existence of sophisticated, material financial transactions which are heavily dependent upon the use of estimates and assumptions and our lack of experience in monitoring and administering a complex financing agreement with a third-party lender.

The existence of the material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. We are committed to improving our financial organization. As part of this commitment, during the first quarter of 2016 we expanded our board of directors with the appointment of Mr. Dillman. During the balance of the year we expect to continue to improve our financial organization through the establishment of an audit committee comprised of independent directors and the engagement of a full time Chief Financial Officer.

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

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Christopher Miglino	47	Chief Executive Officer, Director
Erin DeRuggiero	40	Chief Innovations Officer, Director
Richard Steel	41	President, Director
Kristoffer Nelson	37	Chief Operating Officer, Director
Chad Holsinger	44	Chief Revenue Officer
Marc Savas	46	Director
Malcolm Casselle	45	Director
Martin A. Sumichrast	49	Director
Rodney J. Dillman	63	Director

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He also served as our Chief Financial Officer from April 2010 until November 2014, and as our principal financial and accounting officer since August 2015. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. From 2004 until 2008, Mr. Miglino served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant.

Erin DeRuggiero. Ms. DeRuggiero has served as an executive officer and a member of our board of directors since co-founding our company in April 2010. Ms. DeRuggiero, who has over 14 years of experience in advertising, sales and business development, is responsible for digital media sales and strategy. In addition, from January 2009 until March 2010, Ms. DeRuggiero was Vice President Sponsorships & Digital Strategy for Lime Ad Network., a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where her responsibilities included digital sales and publisher strategies. Additionally, from December, 2006 until January 2009, Ms. DeRuggiero was Chief Revenue Officer for JGG Consulting, a sales and new business development consultancy she founded, where her responsibilities included brand and digital retail partnerships for companies including Crocs, Inc.

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

Chad Holsinger. Mr. Holsinger has served as our Chief Revenue Officer since October 2014. He has significant experience in global business development, business management, marketing, business strategy and team management within the digital advertising space, wireless and satellite communications industries. From August 2010 until October 2014 he served as President of Steel Media. From December 2009 until June 2010, Mr. Holsinger was Vice President U.S. Sales for Adenyo Inc., a Toronto, Ontario-based company where he successfully worked to build a U.S. presence for Adenyo through the acquisition of Movoxx LLC and ultimately the sale of Adenyo to Motrocity Inc. in April 2011. Earlier, Mr. Holsinger was recruited by Cordova Ventures to facilitate the reorganization and restructuring of Axonn, LLC where he served as Vice President Sales and Marketing from November 2006 until November 2009. During his tenure with Axonn, he successfully established product markets and value propositions, developed a global distribution strategy and defined the direction for Axonn products, as well as implementing a sales and operation planning process and hiring the appropriate supporting personnel. Axonn, LLC was successfully sold to Globalstar, Inc. in December 2009. Mr. Holsinger received a B.S. in Finance from California State University at Long Beach State.

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

Malcolm Casselle. Mr. Casselle has been a member of our board of directors since August 2013. Since January 2013 Mr. Casselle has been Chief Executive Officer of MediaPass, a Los Angeles, CA-based provider of premium subscription services for publishers. He has also served as a director of Capital Union Investments since 2006. From December 2011 until October 2012, Mr. Casselle was Chief Executive Officer of Xfire, Inc., a social network for core video game players, and from January 2011 until November 2011 he was Regional Manager Eastern China for Gaopeng Groupon Tencent China, Groupon's joint venture partner in China, where he oversaw sales, marketing for Shanghai and much of eastern China. Mr. Casselle began his career as IT Director of Schroeder Securities (Japan) Ltd. (January 1991 to November 1992) and thereafter served as a reality developer for Morphy's Outpost, Inc. (1994 to 1995), Chief Operating Officer and Chief Technology Officer of NetNoir, an AOL funded startup he co-founded (September 1994 to June 1998) and Senior Vice President of PCCW, a Hong Kong-based telecommunications company (June 1998 to August 2002). Mr. Casselle has also served as a director of a number of companies, including Xing Zhi Education Ltd./Holo PGP, an educational software platform business (January 2008 until May 2011), GlobalCast Networks (December 2005 until November 2008) and Original Quinton (November 2003 to June 2005). Mr. Casselle received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1991 and an M.S. in Computer Science from Stanford University in 1994.

Martin A. Sumichrast. Mr. Sumichrast has been a member of our board of directors since January 2015. Mr. Sumichrast brings over 25 years of experience in investing and providing business advisory services to corporations in the United States, Europe and Asia. He currently serves as the Vice Chairman and co-founder of Siskey Capital, LLC, a Charlotte, North Carolina based merchant banking operation. He also serves as Managing Director of Washington Capital, LLC, a family owned office. Mr. Sumichrast also serves as a Trustee and Chairman of the Nominating and Governance Committees, of the Babson Capital Global Short Duration High Yield Fund, Inc. (NYSE: BGH) and the Babson Capital Funds Trust, an open-end investment company advised by Babson Capital Management, LLC, a global asset manager with over $200 billion in assets under management. Mr. Sumichrast is also Chairman of the Board of Directors of Kure Corp, a vapor brand that specializes in the distribution of vaporizing pens, e-Juices, and related accessories, and Chairman of the Board of Directors of Level Beauty Group, Inc., a holding company for beauty brands. He also is the Co-Chairman of the Jadeveon Clowney Help-In-Time Foundation, a non-for-profit charity that helps children of incarcerated parents. He is co-author and contributor of Opportunities in Finance Careers and The New Complete Book of Homebuying.

Rodney J. Dillman. Mr. Dillman has been a member of our board of directors since February 2016. Mr. Dillman brings significant experience in investment management, global business development, global political and economic risk management, international acquisitions, global operations and financial reporting to our company. Since 2012 he has served as Non-Executive Chairman of the Board of Directors of Babson Capital Global Short Duration High Yield Fund, Inc. (NYSE: BGH) a closed-end investment company advised by Babson Capital Management, LLC, a global asset manager with over $200 billion in assets under management. He was a member of its Audit Committee from 2012 to 2013. In addition, since 2013 he has served as the Non-Executive Chairman of the Board of Directors of Babson Global Credit Income Opportunities Fund (Symbol: BXIAX) and Babson Global Floating Rate Fund (Symbol: BXFAX), and since 2015 as the Non-Executive Chairman of the Board of Directors of Babson Active Short Duration Bond Fund (Symbol: BXDAX), Babson Total Return Bond Fund (Symbol: BXTAX), Babson Global High Yield Fund, Babson U.S. High Yield Fund (Symbol: BXHAX), Babson Emerging Market Debt Blended Total Return Fund (Symbol: BXEAX) and Babson Emerging Marketing Local Currency Debt Fund. Previously, from 2008 until 2011 Mr. Dillman was employed by MassMutual International LLC, an international life insurance, health, annuities and pension company, serving as President and a member of the Board of Directors and as Senior Vice President of its affiliate Massachusetts Mutual Life Insurance Company. While a member of Board of Directors of MassMutual International LLC he also served on its Compensation Committee. From 2008 until 2011 he was a member of the Board of Directors and the Investment Committee of MassMutual Life Insurance Co (Japan) and MassMutual Asia Limited (Hong Kong). Mr. Dillman was employed by Babson Capital Management, LLC from 2000 until 2008, serving as its General Counsel from 2006 until 2008. Prior to joining Babson Capital Management LLC, he was a Partner at Day Pitney LLP, a law firm. He has served as a director to many insurance and private companies, including Compania de Seguros CorpVida S.A. (2008 to 2011), MassMutual Europe S.A. (2009 to 2010), Yingda Taihe Life Insurance Co.; Director (2008 to 2011), and MassMutual Mercuries Life Insurance Company (2008 to-2010). Mr. Dillman is the author of The Lease Manual: A Practical Guide to Negotiating Office, Rental and Industrial Leases. He holds a Bachelor of Science in Education from Kent State University, a Masters of Arts in Economics from Kent State University Graduate School of Management and a Juris Doctorate in Law from Duke University School of Law.

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

Christopher Miglino – Mr. Miglino's role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector were factors considered by the Board.

Erin DeRuggiero – Ms. DeRuggiero's advertising, sales and business development experience in digital based companies and her role as a co-founder of our company were factors considered by the Board.

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

Marc Savas – Mr. Savas' management consulting and operational experience were factors considered by the Board.

Malcolm Casselle – Mr. Casselle's entrepreneurial background and experience as a Board member for other companies were factors considered by the Board.

Martin A. Sumichrast – Mr. Sumichrast's experience both as an investor and advisor, as well as his experience as a member of a board of directors of a listed company were factors considered by the Board.

Rodney J. Dillman – Mr. Dillman's experience during his law practice together with his experience as a member of the board of directors, including committees of those board, of a number of public and private companies were factors considered by the Board.

In addition to the each of the individual skills and backgrounds described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Board leadership structure and board's role in risk oversight

The board of directors oversees our business affairs and monitors the performance of management. Four of the eight members of our board of directors are independent directors. In accordance with our corporate governance principles, the independent directors do not involve themselves in day-to-day operations. The independent directors keep themselves informed through discussions with our Chief Executive Officer and by reading the reports and other materials that we send them and by participating in meeting of the board of directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. While we do not presently have a lead independent director, as we begin expanding committees of our Board we expect to appoint a lead independent director.

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

Committees of the board of directors; stockholder nominations; audit committee financial expert

In August 2015 we established a Nominating and Compensation Committee of our Board which is to be comprised of at least two independent directors. Following the establishment of the committee, Messrs. Sumichrast and Savas were appointed as its initial members and Mr. Sumichrast was named as Chairman. In February 2016 Mr. Casselle was appointed to the committee. The Nominating and Compensation Committee is charged with reviewing the current compensation structure of Board members as well as our senior management and making recommendations to the full Board for any changes in these compensation structures, as well as identifying additional candidates to serve as independent directors. We have not established an Audit Committee or any committee performing similar functions. The functions of that committee during 2015 were undertaken by our board of directors as a whole. We expect to establish an Audit Committee of the Board during 2016 which will be comprised of three independent directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors or the recently constituted Nominating and Compensation Committee of the Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Each of Messrs. Sumichrast and Dillman are considered an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or board of directors who:

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

•

understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Code of Ethics and Conduct and Insider Trading Policy

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

Additionally, all of our directors, officers, employees and consultants are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. In addition, our Insider Trading Policy prohibits our employees, officers, directors, and consultants from trading on a short-term basis, engaging in a short sale of our securities, engaging in transactions in puts, call or other derivatives tied to our securities, engaging in hedging transactions, holding any of our securities in a margin account or otherwise pledging our securities as collateral for a loan. Any transactions by our directors, officers, employees and consultants must be first pre-cleared by our Chief Executive Office in an effort to assist these individuals from inadvertently violating our Insider Trading Policy. Our Insider Trading Policy also fixes certain quarterly and event specific black out periods. A copy of our Insider Trading Policy is filed as an exhibit to this report.

Director compensation

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2015. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Marc Savas	—	—	7,467	—	—	—	7,467
Malcolm Casselle	—	—	—	—	—	—	—
Martin A. Sumichrast	—	—	—	—	—	—	—

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2015, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements appearing later in this report.

In February 2016 upon the recommendation of the Nominating and Compensation Committee, the board of directors approved a non-executive director compensation policy for 2016. As compensation for their services, each non-executive director will receive an annual cash retainer of $10,000, payable quarterly, a restricted stock award of a number of shares of our Class A common stock equal to a fair market value of $10,000 and a per meeting fee of $2,000 up to a maximum of five Board meetings a year. In addition, non-executive directors who also serve on a committee of the Board will receive a additional restricted stock awarded of a number of shares of our Class A common stock equal to $2,500.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Christopher Miglino,	2015	114,000	100,000	—	—	—	—	—	214,000
Chief Executive Officer	2014	96,000	30,000	—	—	—	—	—	126,000

Erin DeRuggiero,	2015	90,000	—	—	—	—	—	224,942	314,942
Chief Innovations Officer (2)	2014	90,000	20,000	—	—	—	—	—	110,000

Chad Holsinger,	2015	114,000	111,000	—	—	—	—	2,951,909	3,176,909
Chief Revenue Officer (3)	2014	194,418	1,425,000	—	89,767	—	—	455,455	2,164,640

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements appear later in this report.

(2)

All other compensation represents commissions she receives in accordance with the terms of her employment agreement.

(3)

Prior to our acquisition of Steel Media in October 2014, Mr. Holsinger served as its President. Mr. Holsinger's 2014 compensation includes amounts paid to him by Steel Media during 2014 prior to our acquisition of that company. All other compensation in 2015 and 2014 includes commissions he is entitled to receive under the terms of his employment agreement.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino, Steel and Holsinger which provide the compensation arrangements with these individuals. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors. Following is a discussion of the terms of our employment agreements with Messrs. Miglino, Steel and Holsinger.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for his services, Mr. Miglino is entitled to receive a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino agreed to a temporary reduction in his annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. Mr. Miglino's annual base salary for the 2015 was $114,000. He has agreed to accept this reduced compensation until such time as we have sufficient cash resources to return his compensation to the contracted levels. In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

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

Employment Agreement with Mr. Holsinger

On October 30, 2014, we also entered into an employment agreement with Chad Holsinger pursuant to which he was engaged to serve as our Chief Revenue Officer. The initial term of the agreement expires on October 30, 2018, subject to automatic 12 month extensions unless a non-renewal notice is received by either party at least 60 days prior to the expiration of the then current renewal term. Mr. Holsinger’s compensation includes:

•

an annual salary of $114,000, subject to increase at the discretion of the board of directors;

•

a guaranteed annual cash bonus of $111,000 payable on January 31 of each year during the initial term of the agreement; provided, however, that in the event Steel Media does not achieve the year-one EBITDA target, then the guaranteed annual bonus will not be due Mr. Holsinger for that period;

•

an annual discretionary bonus, payable in cash or equity;

•

an individual incentive bonus of up to $200,000 and a team incentive bonus of up to $500,000, subject to the achievement of the achievement of certain quarterly and annual revenue and gross profit margin goals;

•

options to purchase 250,000 shares of our Class A common stock, at an exercise price of $1.50 per share, vesting 25% on each of the first, second, third and fourth annual anniversary of the agreement; and

•

paid time off of 22 days per calendar year, subject to accrual limitations.

The agreement provides that if the guaranteed annual cash bonus and the cash portion of any annual discretionary bonus or the incentive bonus would result in a reduction of the earnout consideration which may otherwise be payable to Mr. Holsinger by an amount greater than the sum of (i) the guaranteed annual cash bonus and (ii) the cash portion of the annual discretionary bonus, then the applicable portion of the guaranteed annual cash bonus and/or cash portion of the annual discretionary bonus resulting in such reduction will not be paid for the applicable period by us but will be paid directly by Mr. Steel.

In the event Mr. Holsinger is terminated without “cause” or resigns for “good reason”, he is entitled to, among other things, (i) an amount equal to his base salary for 12 months, plus (ii) an amount equal to the greater of (x) the most recent guaranteed annual cash bonus that would be payable to Mr. Holsinger, calculated on an annualized basis up to the month he is terminated, and (y) $111,000.

The employment agreement with Mr. Holsinger contains a customary non-solicitation and invention assignments clause and Mr. Holsinger executed separate confidentiality and arbitration agreements with our company.

Employment agreement with Ms. DeRuggiero

In October 17, 2015 we entered into an employment agreement with Erin DeRuggiero pursuant to which she was engaged to serve as our Chief Innovations Officer. This agreement replaced a prior 2012 employment agreement with Ms. DeRuggiero. The initial term of the agreement expires on October 19, 2015, subject to automatic 12 month extensions unless a non-renewal notice is received by either party at least 60 days prior to the expiration of the then current renewal term. Ms. DeRuggerio’s compensation includes:

•

an annual salary of $90,000, subject to increase at the discretion of the board of directors;

•

commissions and overrides on certain sales; and

•

paid time off of 30 days per calendar year, subject to accrual limitations.

In the event Ms. DeRuggiero is terminated without “cause” or resigns for “good reason”, she is entitled to, among other things, (i) an amount equal to her base salary for 18 months, plus (ii) any earned but unpaid commissions, (iii) unused paid time off, (iv) amounts due under any benefit plan and for outstanding expense reimbursements, and (v) the opportunity to continue health care coverage under our plan. The employment agreement with Ms. DeRuggiero contains a customary non-solicitation and invention assignments clause and she executed separate confidentiality and arbitration agreements with our company.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Miglino	—	—	—	—	—	—	—	—	—

Erin DeRuggiero	—	—	—	—	—	—	—	—	—

Chad Holsinger	62,500	187,500	—	1.50	10/30/24	—	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 11, 2016, we had 29,977,925 shares of our Class A common stock outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 11, 2016 by:

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

	Class A Common Stock
Name and Address of Beneficial Owner	Shares	%
Christopher Miglino (1)	5,371,206	17.9%
Erin DeRuggiero (2)	2,573,333	8.6%
Richard Steel (3)	1,283,766	4.3%
Kristoffer Nelson (4)	725,000	2.4%
Chad Holsinger (5)	62,500	≤1%
Marc Savas (6)	131,000	≤1%
Malcolm Casselle	308,929	1.0%
Martin A. Sumichrast (7)	4,566,429	15.2%
Rodney J. Dillman	7,143	≤1%
All directors and executive officers as a group (nine persons) (1) (2) (3)(4)(5)(6)(7)	15,029,306	49.7%
Richard C. Siskey (8)	4,617,500	15.4%
G. Tyler Runnels (9)	1,993,393	6.6%

———————

(1)

The number of shares beneficially owned by Mr. Miglino includes 333,333 shares of our Class A common stock underlying a convertible note issued to CBRW Investments, LLC.

(2)

The number of shares beneficially owned by Ms. DeRuggiero includes:

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital, LLC by Ms. DeRuggiero;

•

150,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund, LLC by Ms. DeRuggiero; and

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund II, LLC by Ms. DeRuggiero.

(3)

Excludes options to purchase 600,000 shares of our Class A common stock at an exercise price of $1.50 which have not yet vested.

(4)

Includes 229,169 shares of our Class A common stock which were granted, subject to vesting, under a restricted stock award, and options to purchase 33,334 shares of our Class A common stock at an exercise price of $1.00 per share, but excludes 16,666 shares of Class A common stock underlying the options which have not yet vested.

(5)

Excludes options to purchase 187,500 shares of our Class A common stock at an exercise price of $1.50 which have not yet vested.

(6)

Includes 38,929 outstanding shares and options to purchase an aggregate of an additional 101,000 shares, including 15,000 shares of our Class A common stock at an exercise price of $0.8111 per share which expire in February 2017, options to purchase 12,000 shares of our Class A common stock at an exercise price of $1.00 per share which expire in February 2018, options to purchase 50,000 shares at an exercise price of $1.00 which expire in April 2018, options to purchase 12,000 shares at an exercise price of $2.70 which expire in February 2019 and options to purchase 12,000 shares at an exercise price of $1.20 which expire in February 2020.

(7)

The number of shares of our Class A common stock beneficially owned by Mr. Sumichrast includes:

•

8,929 shares held individually;

•

15,000 shares underlying options with an exercise price of $1.19 per share;

•

1,083,750 shares of Class A common stock held by Siskey Capital, LLC;

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital, LLC by Ms. DeRuggiero;

•

1,410,000 shares of Class A common stock held by Carolina Preferred Technology Investments, LLC;

•

150,000 shares of Class A common stock held by Siskey Capital Opportunity Fund, LLC;

•

150,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund, LLC by Ms. DeRuggiero;

•

1,283,750 shares of Class A common stock held by Siskey Capital Opportunity Fund II, LLC; and

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund II, LLC by Ms. DeRuggiero.

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

The number of shares beneficially owned by Mr. Sumichrast excludes an aggregate of 1,233,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Carolina Preferred Technology Investments, LLC and Siskey Capital Opportunity Fund II, LLC. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 days notice to us.

(8)

The number of shares beneficially owned by Mr. Siskey includes:

•

1,083,750 shares of Class A common stock held by Siskey Capital, LLC;

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital, LLC by Ms. DeRuggiero;

•

1,410,000 shares of Class A common stock held by Carolina Preferred Technology Investments, LLC;

•

150,000 shares of Class A common stock held by Siskey Capital Opportunity Fund, LLC;

•

150,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund, LLC by Ms. DeRuggiero;

•

1,283,750 shares of Class A common stock held by Siskey Capital Opportunity Fund II, LLC;

•

225,000 shares of Class A common stock underlying a warrant issued to Siskey Capital Opportunity Fund II, LLC by Ms. DeRuggiero;

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

The number of shares beneficially owned by Mr. Siskey excludes an aggregate of 1,268,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Carolina Preferred Technology Investments, LLC, Siskey Capital Opportunity Fund II, LLC and TSI Holdings, LLC. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 days notice to us. Mr. Siskey's address is 4521 Sharon Road, Suite 450, Charlotte, NC 28211.

(9)

The number of shares of Class A common stock beneficially owned by Mr. Runnels includes:

•

1,409,093 shares which are held by the Runnels Family Trust DTD 1-11-2000 (the “Runnels Family Trust”), of which Mr. Runnels, with Jasmine N. Runnels, is trustee;

•

50,000 shares which are held by High Tide, LLC (“High Tide”), of which Mr. Runnels is the manager;

•

256,300 shares which are held by T.R. Winston & Company, LLC (“TR Winston”), of which Mr. Runnels is the majority owner; and

•

280,000 shares which are held by TRW Capital Management, LLC ("TRW Capital Management") of which Mr. Runnels is the manager and majority owner.

The number of shares of Class A common stock beneficially owned by Mr. Runnels excludes:

•

275,000 shares underlying warrants which are held by the Runnels Family Trust;

•

25,000 shares underlying a warrant which is held by High Tide;

•

1,331,678 shares underlying warrants which are held by TR Winston; and

•

130,000 shares underlying a warrant which is held by TRW Capital Growth Fund, LLC ("TRW Capital Growth") of which Mr. Runnels is the manager and majority owner.

Under the terms of the warrants, the holder may not exercise the warrants to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of Social Reality, Inc.’s then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder’s option upon 61 days notice to Social Reality, Inc.  Mr. Runnels' address is 2049 Century Park East, Suite 320, Los Angeles, CA 90067.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:	1,633,669	1.30	186,335
Plans not approved by stockholders:	1,312,000	1.61	1,688,000

Compensation plans

We currently have three compensation plans, our 2012 Equity Compensation Plan which we refer to as the 2012 Plan, our 2014 Equity Compensation Plan which we refer to as the 2014 Plan and our 2016 Equity Compensation Plan which we refer to as the 2016 Plan. The 2012 Plan was approved by our stockholders in January 2012. The 2014 Plan was adopted by our board of directors in November 2014 and the 2016 Plan was approved by our Board in February 2016. The purpose of the plans is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company’s business. We have reserved 3,000,000 shares of our Class A common stock for issuance under each of these plans.

The terms of the plans are identical and both plans are administered by our board of directors. Plan options may either be:

•

incentive stock options (ISOs);

•

non-qualified options (NSOs);

•

awards of our Class A common stock;

•

stock appreciation rights (SARs);

•

restricted stock units (RSUs);

•

performance units;

•

performance shares; and

•

other stock-based awards.

Any option granted under the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted under the 2012 Plan to an eligible employee owning more than 10% of our outstanding Class A common stock must not be less than 110% of fair market value on the date of the grant. As we did not obtain stockholder approval of the 2014 Plan prior to the one year anniversary of the date of its adoption by our board of directors, all plan options under that plan are limited to NSOs and all previously granted ISOs automatically converted to NSOs. The plan further provides that with respect to ISOs the aggregate fair market value of the Class A common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the plans is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Class A common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the plans is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 29, 2013 we entered into a consulting agreement with Siskey Capital, LLC pursuant to which we engaged the company to provide certain consulting services to us for a term ending on July 1, 2016. As compensation, we issued the consultant 150,000 shares of our Class A common stock and 35,000 shares of our Series 1 Preferred Stock valued at $500,000. Siskey Capital, LLC is an affiliate of Mr. Sumichrast, who subsequently became a member of our board of directors in January 2015.

In conjunction with our acquisition of Steel Media described earlier in this report, Mr. Richard Steel joined our board of directors and was named President of Social Reality. Please see the discussion regarding the terms and conditions of the acquisition as described under Item 1. Business – Our history – Acquisition of Steel Media appearing earlier in this report.

Director independence

Messrs. Savas, Casselle, Sumichrast and Dillman are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2015 and 2014.

	2015	2014

Audit Fees	$62,500	$54,200
Audit-Related Fees	45,000	—
Tax Fees	22,500	6,000
All Other Fees	30,500	3,600
Total	$162,500	$54,200

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated balance sheets at December 31, 2015 and 2014

•

Consolidated statements of operations for the years ended December 31, 2015 and 2014

•

Consolidated statement of changes in stockholders’ equity (deficit) at December 31, 2015 and 2014

•

Consolidated statements of cash flows for the years ended December 31, 2015 and 2014

•

Notes to financial statements

(b) Exhibits.

No.	Description
2.1

Stock Purchase Agreement, dated October 30, 2014, by and among Richard Steel, Steel Media and Social Reality, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

3.1	Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended (the "S-1")).
3.2	Certificate of Correction (incorporated by reference to the S-1).
3.3	Bylaws (incorporated by reference to the S-1).
3.4	Certificate of Designations, Rights and Preference of Series 1 Preferred Stock (incorporated by reference to the Current Report on Form 8-K as filed on August 22, 2013).
4.1	Specimen Class A common stock certificate (incorporated by reference to the S-1).
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

4.6	Form of Series B common stock purchase warrants issued to T.R. Winston & Company, LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).
4.7	Form of Class A common stock purchase warrant issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
4.8	Warrant to Purchase Class A Common Stock issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
10.1	2012 Equity Compensation Plan, including form of option grant, restricted stock unit grant and restricted stock award (incorporated by reference to the S-1).
10.2	Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Christopher Miglino (incorporated by reference to the S-1).
10.3	Employment Agreement dated October 19, 2015 by and between Social Reality, Inc. and Erin DeRuggiero *
10.4	Form of Proprietary Information, Inventions and Confidentiality Agreement (incorporated by reference to the S-1).
10.5	Form of Indemnification Agreement (incorporated by reference to the S-1).
10.5	Facebook's Standard Platform Terms for Advertising Providers (incorporated by reference to the S-1).
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

10.9

English translation of the form of Agreement dated January 25, 2013 by and between Social Reality, Inc. and Servicios y Asesorias Planic, S.A. de cv (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.12

Consulting Agreement dated October 29, 2013 by and between Social Reality, Inc. and Siskey Capital, LLC (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.13	Sublease Agreement dated January 1, 2015 by and between Amarcore, LLC and Social Reality, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-206791)
10.14

Transaction Fee Agreement dated December 20, 2013 by and between Social Reality, Inc. and T.R. Winston & Company LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).

10.15

Secured subordinated promissory note in the principal amount of $2,500,000, dated October 30, 2014, issued by Social Reality, Inc. to Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.16

Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Wells Fargo Bank, National Association, as escrow agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.17

Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Lowenstein Sandler LLP, as escrow agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.18

Registration Rights Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.19

Subordination Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.20

Financing Agreement, dated as of October 30, 2014, by and among Social Reality, Inc., the Guarantors, the Lenders and Victory Park Management, LLC as Agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

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

10.23

Registration Rights Agreement, dated October 30, 2014, by and among Social Reality, Inc. and the lenders listed on the schedule of Buyers thereto (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.24

Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.25	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Chad Holsinger. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-206791).
10.26

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

10.29

Indemnification Agreement dated November 5, 2014 by and between Social Reality, Inc. and Carrie McQueen (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).

10.30	2014 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).
10.31

Share Acquisition and Exchange Agreement dated December 19, 2014 by and among Social Reality, Inc., Five Delta, Inc. and the Stockholders of Five Delta, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.32

Form of Lock Up Agreement dated December 19, 2014 by and between Social Reality, Inc. and each of the Five Delta stockholders (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.33

Employment Agreement dated December 19, 2014 by and between Social Reality, Inc. and Dustin Suchter (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.34

First Amendment to Financing Agreement dated May 14, 2015 by and among Social Reality, Inc., Steel Media, the Guarantors, the Lenders and Victory Park Management, LLC as agent (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.35

Notice of Purchase and Sale dated July 6, 2015 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on July 13, 2015).

10.36	Senior Secured Term Note dated July 6, 2015 in the principal amount of $1,500,000 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on July 13, 2015).
10.37

Services Agreement dated May 6, 2015 by and between Social Reality, Inc. and IRTH Communications, LLC (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.38

Notice of Purchase and Sale dated October 26, 2015 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed October 30, 2015).

10.39	Senior Secured Term Note dated October 26, 2015 in the principal amount of $1,400,000 (incorporated by reference to the Current Report on Form 8-K filed October 30, 2015).
10.40

Notice of Purchase and Sale dated January 28, 2016 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed February 1, 2016).

10.41	Senior Secured Term Note dated January 28, 2016 in the principal amount of $2,100,000 (incorporated by reference to the Current Report on Form 8-K filed February 1, 2016).
10.42

Notice of Purchase and Sale dated February 16, 2016 by and between Victory Park Management, LLC and Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed February 19, 2016).

10.43	Senior Secured Term Note dated February 16, 2016 in the principal amount of $500,000 (incorporated by reference to the Current Report on Form 8-K filed February 19, 2016).
10.44	2016 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K filed February 26, 2016)
10.45	Insider Trading Policy adopted February 23, 2016 *
14.1	Code Conduct and Ethics (incorporated by reference to the S-1).
23.1	Consent of RBSM LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

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

Social Reality, Inc.

March 16, 2016	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chief Executive Officer, director, principal executive officer	March 16, 2016

/s/ Erin DeRuggiero Erin DeRuggiero	Chief Innovations Officer, director	March 16, 2016

/s/ Richard Steel Richard Steel	President, director	March 16, 2016

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, director	March 16, 2016

/s/ Marc Savas Marc Savas	Director	March 16, 2016

Malcolm Casselle	Director

/s/ Martin A. Sumichrast Martin A. Sumichrast	Director	March 16, 2016

/s/ Rodney J. Dillman Rodney J. Dillman	Director	March 16, 2016

The foregoing represents a majority of the Board.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Social Reality, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Social Reality, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 15, 2016

SOCIAL REALITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$1,091,186	$1,843,393
Accounts receivable, net	7,056,298	3,874,620
Prepaid expenses	309,436	222,532
Other current assets	36,090	7,352
Total current assets	8,493,010	5,947,897

Property and equipment, net	43,936	27,602

Goodwill	16,314,957	16,312,911
Intangible assets, net	1,611,744	2,006,000
Deferred debt issue costs	1,654,773	2,907,736
Prepaid stock based compensation	373,567	1,008,019
Other assets	34,659	4,804

Total assets	$28,526,646	$28,214,969

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$5,138,807	$2,882,120
Note payable - related party	—	2,500,000
Notes payable, current portion	2,455,000	1,350,000
Unearned revenue	1,295	25,295
Contingent consideration payable to related party - current portion	7,585,435	3,586,722
Put liability	1,436,282	—
Total current liabilities	16,616,819	10,344,137

Notes payable	8,033,898	7,713,014
Contingent consideration payable to related party - long term	—	3,145,401
Put liability	—	1,260,010

Total liabilities	24,650,717	22,462,562

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
Undesignated, 49,800,000 shares, no shares issued and outstanding
Series 1 Preferred stock, authorized 200,000 shares, no shares and 86,000 shares issued and outstanding, respectively	—	86
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 28,110,229 and 29,416,612 shares issued at December 31, 2015 and 2014, respectively, and 28,110,229 and 27,029,749 shares outstanding at December 31, 2015 and 2014, respectively	28,110	27,030
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	13,989,590	13,143,153
Accumulated deficit	(10,141,771)	(7,417,862)

Total stockholders' equity	3,875,929	5,752,407

Total liabilities and stockholders' equity	$28,526,646	$28,214,969

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years ended December 31,
	2015	2014

Revenues	$30,294,165	$5,120,343
Cost of revenue	14,407,363	2,791,948

Gross profit	15,886,802	2,328,395

Operating expense	14,834,766	6,066,611

Income (loss) from operations	1,052,036	(3,738,216)

Interest expense	(3,775,945)	(673,347)

Loss before provision for income taxes	(2,723,909)	(4,411,563)

Provision for income taxes	—	—

Net loss	$(2,723,909)	$(4,411,563)

Net loss per share, basic and diluted	$(0.10)	$(0.20)

Weighted average shares outstanding	27,073,550	21,808,515

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2014	121,000	$121	19,901,794	$19,902	$6,081,014	$(3,006,299)	$3,094,738

Sale of common stock units for cash	—	—	5,999,168	5,999	5,101,599	—	5,107,598
Common stock warrants subscribed	—	—	—	—	2,100	—	2,100
Stock based compensation	—	—	—	—	1,203,534	—	1,203,534
Vested stock awards issued	—	—	133,332	134	(134)	—	—
Unvested stock awards issued	—	—	45,455	45	(45)	—	—
Common stock issued for acquisition	—	—	600,000	600	755,400	—	756,000
Common stock issued upon conversion of preferred stock	(35,000)	(35)	350,000	350	(315)	—	—
Net loss	—	—	—	—	—	(4,411,563)	(4,411,563)

Balance, December 31, 2014	86,000	86	27,029,749	27,030	13,143,153	(7,417,862)	5,752,407

Proceeds from warrant offering	—	—	—	—	6,921	—	6,921
Stock based compensation	—	—	—	—	739,146	—	739,146
Vested stock awards issued	—	—	128,331	128	(128)	—	—
Shares issued for services	—	—	92,149	92	101,272	—	101,364
Common stock issued upon conversion of preferred stock	(86,000)	(86)	860,000	860	(774)	—	—
Net loss	—	—	—	—	—	(2,723,909)	(2,723,909)

Balance, December 31, 2015	—	$—	28,110,229	$28,110	$13,989,590	$(10,141,771)	$3,875,929

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,723,909)	$(4,411,563)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of stock based prepaid fees	634,452	654,055
Stock based compensation	840,512	1,203,534
Amortization of debt issue costs	1,252,963	256,616
PIK interest expense accrued to principal	390,462	63,014
Accretion of contingent consideration	853,312	148,081
Accretion of put liability	176,272	27,716
Bad debts	86,946	26,488
Depreciation and amortization	411,538	14,829
Changes in operating assets and liabilities:
Accounts receivable	(3,287,624)	(1,196,572)
Prepaid expenses	(86,904)	(170,902)
Other current assets	(28,738)	17,514
Other assets	(10,855)	(804)
Accounts payable and accrued expenses	2,254,639	861,148
Unearned revenue	(24,000)	25,295
Cash provided (used) by operating activities	739,066	(2,481,551)

Cash flows from investing activities:
Cash paid for acquisition	—	(2,000,000)
Cash acquired in acquisition	—	32,038
Purchase of equipment	(33,616)	(6,856)
Cash used by investing activities	(33,616)	(1,974,818)

Cash flows from financing activities:
Sale of common stock	—	3,950,747
Cost of common stock sale	—	(16,291)
Proceeds from warrant offering	6,921	2,100
Proceeds from note payable	2,900,000	1,227,601
Repayments of note payable	(4,364,578)	—
Debt issue costs	—	(579,659)
Cash (used) provided by financing activities	(1,457,657)	4,584,498

Net (decrease) increase in cash	(752,207)	128,129
Cash, beginning of period	1,843,393	1,715,264
Cash, end of period	$1,091,186	$1,843,393

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,133,847	$157,792
Cash paid for income taxes	$—	$—

Non-cash financial activities:
Fees and costs deducted from proceeds of debt	$—	$1,352,399
Warrant put liability in conjunction with notes payable	$—	$1,232,294
Net assets and liabilities recognized with the acquisition of Steel media	$—	$17,562,911
Issuance of stock for the acquisition of Five Delta, Inc.	$—	$756,000
Common stock issued for preferred stock conversion and vesting grants	$988	$529
Accounts payable paid directly through escrow	$—	$98,595
Steel Media partial purchase consideration paid directly through escrow	$—	$7,500,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

At Social Reality, we sell digital advertising campaigns to advertising agencies and brands. We have developed technology that allows brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to a number of digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;
•	sale and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

The core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges.  The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

•

SRAX MD is our ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

•

SRAXSocial, is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and.

•	SRAX APP, a recently launched new product, which is a platform that allows publishers and content owners to launch native mobile applications through our SRAX platform.

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

DECEMBER 31, 2015 AND 2014

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of liabilities. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $135,442 and $52,338 at December 31, 2015 and 2014, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $591,000 at December 31, 2015. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At December 31, 2015, one customer accounted for more than 10% of the accounts receivable balance, for a total of 38%. For the year ended December 31, 2015 one customer accounted for 48% of total revenue. For the year ended December 31, 2014 no one customer accounted for 10% or more of total revenue. However, 38% of our revenue was collected and paid to us by three of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2015 and 2014 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Intangible assets

Intangible assets consist of intellectual property and a non-complete agreement and are stated at cost less accumulated amortization. Amortization is provided for on the straight line basis over the estimated useful lives of the assets of five to six years.

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration, if any, is recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value are recognized in earnings until settlement and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded in 2015 or 2014.

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

There were 13,097,016 common share equivalents at December 31, 2015 and 13,096,470 at December 31, 2014. For the years ended December 31, 2015 and 2014, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The acquisition of Steel Media is intended to complement and augment the current operations of Social Reality. Together, the companies offer and deliver improved performance and technology for digital advertising buy-side and sell-side solutions, delivered to agencies, brands and publishers by our combined digital sales team. We expect that the integration of Steel Media into the Company's operations will enhance the quality of our technology and service.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which was secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) a earnout payments of up to $8 million (the "Earnout Consideration"). We have recorded the Earnout Consideration at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations. The total acquisition price aggregated $18,584,042.

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

The Note issued to Mr. Steel at the closing bore interest at the rate of 5% per annum and the principal and accrued interest was due and payable on October 30, 2015.

The obligations under the Note were subordinated to the Company's obligations under the Financing Agreement (as hereinafter defined) pursuant to the terms of the Subordination Agreement (as hereinafter described) and were secured by the Escrow Shares. In October 2015 the Note was paid in full and the Escrow Shares were cancelled and returned to the status of authorized but unissued shares.

On October, 30, 2014, in connection with the acquisition of Steel Media, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with Mr. Steel pursuant to which the Company agreed to register any Earnout Shares issued to him or Escrow Shares released to him. The Company granted Mr. Steel demand registration rights over the Escrow Shares and the Earnout Shares which he may exercise 180 days after such shares are issued or released to him. In addition, Mr. Steel has the right to include any Earnout Shares issued to him or Escrow Shares released to him in registration statements for offerings by the Company as well as offerings of the Company's Class A common stock held by third parties.  Following the cancellation of the Escrow Shares upon satisfaction of the Note the Registration Rights Agreement now only covers the Earnout Shares.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Goodwill will not be tax deductible.

Pro forma Results of Operations. The historical operating results of Steel Media prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the year ended December 31, 2014, as if the acquisition had occurred on January 1, 2014 are as follows:

2014
Revenue	$12,558,030
Net loss	(4,212,778)
Net loss per share	(0.19)

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

Five Delta was a managed advertising service that used proprietary technology and methods to optimize digital advertising for its customers. Five Delta primarily utilized high quality first party data from major platforms like Facebook, Yahoo, LinkedIn and Google in optimization decisions. Five Delta's goal was to maximize marketing budget utility while simultaneously reporting clear and actionable information to its clients.

The acquisition of Five Delta is intended to complement and augment the current operations of Social Reality and Steel Media through the integration of its proprietary technology and methods into our operations.

Under the terms of the Five Delta Agreement, 300,000 shares of the Class A common stock (the "Five Delta Escrow Shares") were deposited in escrow by the holders with the escrow agent pending satisfaction of certain post-closing conditions as described in the agreement. If these post-closing conditions are not satisfied by the second annual anniversary of the closing date, all or a portion of the Five Delta Escrow Shares were subject to forfeiture. While the Five Delta Escrow Shares remained in escrow, the holders granted Mr. Chris Miglino, our Chief Executive Officer, a voting proxy over the Five Delta Escrow Shares. The post-closing conditions were satisfied and the Five Delta Escrow Shares were released from escrow in December 2015. The Five Delta stockholders also granted us a right of first refusal over the shares of our Class A common stock tendered as consideration for a four year period from the closing date.

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

The Company has determined that the acquisition of Five Delta is an asset purchase, rather than the acquisition of a business. The only asset acquired was the intellectual property owned by Five Delta, and that property has been integrated into our operations. We acquired no other assets, customers, facilities or operations.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – NOTES PAYABLE.

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

On October 26, 2015 we borrowed an additional $1,400,000 pursuant to the financing agreement. The loan funded on October 26, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,400,000.  The Senior Secured Term Note has terms identical to the Initial Financing Notes described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the secured promissory note due Richard Steel described in Note 3, and for working capital.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Notes payable consists of the following:

	December 31,
	2015	2014

Principal amount	$10,071,828	$9,000,000
PIK interest accrued	417,070	63,014
	10,488,898	9,063,014
Less current portion	(2,455,000)	(1,350,000)

Notes payable and PIK interest accrued, net of current portion	$8,033,898	$7,713,014

Pursuant to the Financing Agreement dated October 31, 2014, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five year warrant to purchase 2,900,000 shares of its Class A common stock at an exercise price of $1.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12- month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1,500,000. We have recorded the put liability at its present value of $1,232,294 at October 31, 2014 and have recorded it as deferred debt cost. We will record the accretion as interest expense.

As contemplated under the Financing Agreement, the Company also entered into a registration rights agreement on the Financing Agreement Closing Date (the "Financing Registration Rights Agreement") with the holder of the Financing Warrant, pursuant to which the Company granted to such holder certain "piggyback" rights to register the shares of the Company's Class A common stock issuable upon exercise of the Financing Warrant. Specifically, the holder of the Financing Warrant has the right, subject to certain allocation provisions set forth in the Financing Registration Rights Agreement, to include the shares underlying the Financing Warrant in registration statements for offerings by the Company of its Class A common stock, as well as offerings of the Company's Class A common stock held by third parties.  The shares underlying the Financing Warrant were included in a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission in October 2015.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Activity for the put liability during the years ended December 31, 2015 and 2014 was:

	December 31,
	2015	2014

Balance, beginning of year	$1,260,010	$—
Present value of put liability incurred	—	1,232,294
Accretion in value	176,272	27,716

Balance, December 31	$1,436,282	$1,260,010

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

During the years ended December 31, 2015 and 2014, $1,252,963 and $256,616, respectively, was amortized with a remaining balance of $1,654,773 reported as deferred debt issue costs as of December 31, 2015.

The approximate maturities of the long term portion of the financing agreement are as follows:

Year ended December 31,
2017	8,034,000

Note payable – Richard Steel

As partial consideration for the purchase of Steel Media described in Note 2, we executed a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which was secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares").

The Note issued to Mr. Steel bore interest at the rate of 5% per annum and the principal and accrued interest was due and payable on October 30, 2015. The amounts due under the Note accelerated and became immediately due and payable upon the occurrence of an event of default as described in the Note. Upon an event of default under the Note, the interest rate increased to 10% per annum. The Note was permitted to be prepaid upon five days' notice to Mr. Steel, and the Note was required to be prepaid upon a change of control of the Company or Steel Media. The Note was also subject to certain mandatory partial prepayments for each of the fiscal quarters ending December 31, 2014, March 31, 2015 and June 30, 2015 in an amount equal to 25% of the "Excess Cash Amount" as defined in the Note. During August 2015 we made a partial prepayment on the note in the amount of $241,737. On October 29, 2015 we paid the remaining balance on the Note of $2,258,263, along with accrued interest of $122,861.

The obligations under the Note were subordinated to the Company's obligations under the Financing Agreement (as hereinafter defined) pursuant to the terms of the Subordination Agreement (as hereinafter described) and were secured by the Escrow Shares. Upon satisfaction of the Note, the Escrow Shares were cancelled.

NOTE 4 – STOCKHOLDERS' EQUITY

Preferred Stock

We are authorized to issue 50,000,000 of preferred stock, par value $0.001, of which 200,000 shares were designated as Series 1 Preferred Stock. Our board of directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. Our board of directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our board of directors can fix limitations and restrictions, if any, upon the payment of dividends on both classes of our common stock to be effective while any shares of preferred stock are outstanding.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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
•

the number of shares of Series 1 Preferred Stock, as well as the number of shares of Class A common stock issued upon a conversion of shares of Series 1 Preferred Stock, that a holder may sell, transfer, assign, hypothecate or otherwise dispose of (collectively or severally, a "Disposition") at any one time shall be limited to an amount which is pari passu to any Disposition of Class A common stock by either Christopher Miglino and/or Erin DeRuggiero, executive officers and directors of our company. Notwithstanding anything contained in the designations, the holder of Series 1 Preferred Stock is not obligated to make any Dispositions of Series 1 Preferred Stock or Class A common stock issued upon the conversion of Series 1 Preferred Stock.

As described in Note 11, following the conversion of the remaining shares of our Series 1 Preferred Stock during 2015, in February 2016 we filed a Certificate of Elimination with the Secretary of State of Delaware returning all shares of previously designated Series 1 Preferred Stock to our blank check preferred stock.

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

2015 Transactions:

Preferred Stock

During 2015, 86,000 shares of Series 1 Preferred Stock were converted into 860,000 shares of Class A common stock.

Common Stock

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

During 2015 we issued 128,331 shares of Class A common stock for stock awards that have vested.

During 2015 we issued 92,149 shares of Class A common stock, valued at $101,364, for consulting services.

During December 2015 we issued 860,000 shares of Class A common stock upon the conversion of 86,000 shares of Series 1 Preferred Stock.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Stock Awards

On September 22, 2015 we granted an aggregate of 220,000 common stock awards to nine employees. The shares will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. During the year ended December 31, 2015 we recorded $34,360 of compensation expense related to these awards.

During the year ended December 31, 2015 we recorded expense of $459,525 related to stock awards granted in prior years. Awards in the amount of 85,456 shares were forfeited during 2015.

Stock Options and Warrants

During February 2015 we granted 12,000 common stock options to a director. The options will vest quarterly over one year. The options have an exercise price of $1.20 per share and a term of five years. These options have a grant date fair value of $0.62 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 2 years. We have recorded an expense for the director options of $6,845 for the year ended December 31, 2015.

On August 5, 2015 we granted 200,000 common stock options to an employee. The options will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.65 per share and expire three years following the vesting date. These options have a grant date fair value of $0.74 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $20,478 for the year ended December 31, 2015.

On September 22, 2015 we granted 385,000 common stock options to employees. The options will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $1.73 per share and expire three years following the vesting date. These options have a grant date fair value of $0.79 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625% ; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years. We have recorded an expense for the options of $26,328 for the year ended December 31, 2015. Awards in the amount of 15,000 options were forfeited during 2015.

During the year ended December 31, 2015 we recorded expense of $191,612 related to stock options granted in prior years. Awards in the amount of 543,000 options were forfeited during 2015.

2014 Transactions:

Preferred Stock

During 2014, 35,000 shares of Series 1 Preferred Stock were converted into 350,000 shares of Class A common stock.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company has agreed to file a registration statement covering the shares underlying the Private Placement Warrants and the placement agent warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the warrant holders. This registration statement was declared effective by the SEC in October 2015.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014
Assets:
Office equipment	$86,231	$52,615
Accumulated depreciation and amortization	(42,295)	(25,013)
Carrying value	$43,936	$27,602

Depreciation expense was $17,282 and $14,829 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2015	2014

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
	2,006,000	2,006,000
Accumulated amortization	(394,256)	—
Carrying value	$1,611,744	$2,006,000

Amortization expense was $151,200 for intellectual property and $243,056 for the non-compete agreement for the year ended December 31, 2015. Estimated total amortization expense for each of the next five years is as follows: 2016 - 2019, $359,533 per year; 2020, $173,612.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – RELATED PARTY TRANSACTIONS

We were obligated to Richard Steel, our president and a director, pursuant to a promissory note in the amount of $2,500,000, as described in Note 3. During August 2015 we made a partial prepayment on the note in the amount of $241,737. On October 29, 2015 we paid the remaining balance on the note of $2,258,263, along with accrued interest of $122,861.

We are also obligated to Mr. Steel for contingent Earnout Consideration of up to $8,000,000 incurred in connection with the acquisition of Steel Media, as described in Note 2. The Company has initially recorded the liability at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations.

Activity for the contingent consideration payable during the years ended December 31, 2015 and 2014 was:

	December 31,
	2015	2014

Balance, beginning of year	$6,732,123	$—
Present value of liability incurred	—	6,584,042
Accretion in value	853,312	148,081

Balance, December 31	$7,585,435	$6,732,123

The Earnout Consideration target of Steel Media was achieved for the first Earnout period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2015	2014

Accounts payable, trade	$3,003,642	$2,240,894
Accrued expenses	45,450	136,065
Accrued compensation	659,262	168,274
Accrued commissions	1,430,453	336,887

Balance, December 31	$5,138,807	$2,882,120

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 9 – INCOME TAXES

The Company generated operating losses for the years ended December 31, 2015 and December 31, 2014 which are not benefitted for tax accounting purposes. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses. Accordingly, the Company has recorded no current or deferred income tax expense for the years ended December 31, 2015 and December 31, 2014.

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.0)	(5.3)
Stock based compensation	0.2	15.4
Acquisition expenses	0.0	6.2
Permanent differences	16.5	1.3
Other	1.5	1.5
Change in valuation allowance	18.8	14.9

Provision for income taxes	0.0%	0.0%

Significant components of the Company's deferred income taxes are shown below:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,785,000	$1,785,000
Fixed assets	3,000	2,000
Stock based compensation	—	—

Total deferred tax assets	1,788,000	1,787,000

Deferred tax liabilities
Stock based compensation	(128,000)	(122,000)
Other accruals	(32,000)	(31,000)
Total deferred tax liabilities	(160,000)	(153,000)
Net deferred tax assets
Valuation allowance	(1,628,000)	(1,634,000)

Net deferred tax liability	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The valuation allowance decreased by $6,000 for the year ended December 31, 2015.

At December 31, 2015, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $4.5 million and $4.5 million, respectively. The federal and state NOL carryforwards begin to expire in 2032.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company files income tax returns in the United States, and various state jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2015, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 10 – STOCK OPTIONS AND WARRANTS

2012 and 2014 Equity Compensation Plans

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 3,000,000 shares of our Class A common stock. On November 5, 2014 our board of directors approved the adoption of our 2014 Equity Compensation Plan (the " 2014 Plan ") and reserved 3,000,000 shares of our Class A common stock for grants under this plan. The purpose of the 2012 and 2014 Plans is attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company's business. The 2012 and 2014 Plans are administered by our board of directors. Plan options may either be:

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Transactions involving our stock options are summarized as follows:

	2015		2014
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	2,345,000	$1.26	426,000	$1.04
Granted during the period	597,000	1.69	2,427,000	1.32
Exercised during the period	—	—	—	—
Terminated during the period	(558,000)	1.13	(508,000)	1.35
Outstanding at end of the period	2,384,000	$1.40	2,345,000	$1.26
Exercisable at end of the period	494,163	$1.20	177,171	$1.13

At December 31, 2015 options outstanding totaled 2,384,000 with a weighted average exercise price of $1.40. At December 31, 2015 these options had an intrinsic value of $963,184 and a weighted average remaining contractual term of 5.6 years. Of these options, 494,163 are exercisable at December 31, 2015, with an intrinsic value of $295,550 and a remaining weighted average contractual term of 3.6 years. Compensation cost related to the unvested options not yet recognized is $756,643 at December 31, 2015. We have estimated that approximately $321,000 will be recognized during 2016.

The weighted average remaining life of the options is 5.6 years.

Transactions involving our common stock awards are summarized as follows:

	2015	2014
	Number	Number
Outstanding at beginning of the period	838,792	650,002
Granted during the period	220,000	545,455
Vested during the period	(457,499)	(316,665)
Terminated during the period	(85,456)	(40,000)
Unvested at end of the period	515,837	838,792

Unrecognized compensation cost related to our common stock awards is $532,597 at December 31, 2015. We have estimated that we will recognize future compensation expense as follows: 2016, $306,000; 2017, $134,000; 2018, $93,000.

Transactions involving our stock warrants are summarized as follows:

	2015		2014
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	9,269,346	$1.16	3,460,000	$1.00
Granted during the period	882,001	1.50	5,809,346	1.26
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	10,151,347	$1.19	9,269,346	$1.16
Exercisable at end of the period	10,151,347	$1.19	9,269,346	$1.16

The weighted average remaining life of the warrants is 2.1 years.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases with lease terms which expire through September 30, 2021. The following is a schedule of the future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2016	$127,925
2017	127,200
2018	127,200
2019	90,000
2020	90,000
2021	67,500

Rent expense for office space amounted to $198,733 and $71,231 for the years ended December 31, 2015 and 2014, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 – SUBSEQUENT EVENTS

On January 26, 2016 we borrowed an additional $1,600,000 pursuant to the financing agreement with Victory Park Management, LLC described in Note 3. The loan funded on January 28, 2016. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,600,000.  As with the Initial Note, the Senior Secured Term Note bears interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum, and (2) payment-in-kind (PIK) interest, as may be adjusted from time to time, based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.  If we achieve a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as a portion of the payment to Mr. Richard Steel of the first year earn out payment described in Notes 2 and 7.

On February 16, 2016 we borrowed an additional $500,000 pursuant to the financing agreement with Victory Park Management, LLC described in Note 3. The loan funded on February 16, 2016. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $500,000. As with the Initial Note, the Senior Secured Term Note bears interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum, and (2) payment-in-kind (PIK) interest, as may be adjusted from time to time, based on the ratio of our consolidated indebtedness to our earnings before interest, taxes, depreciation and amortization.  If we achieve a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as working capital.

On January 29, 2016 we paid Richard Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock as payment of the earnout consideration for the first Earnout period ended October 31, 2015, in accordance with the terms of the Stock Purchase Agreement described in Note 2.

During January and February 2016 we received aggregate proceeds of $500,000 from the sale of 500,000 shares of our Class A common stock.

Following the conversion of the remaining shares of our Series 1 Preferred Stock during 2015 into shares of our Class A Common Stock, in February 2016 we filed a Certificate of Elimination with the Secretary of State of Delaware returning all shares of previously designated Series 1 Preferred Stock to our blank check preferred stock.

On February 23, 2016 our Board of Directors approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 3,000,000 shares of our Class A common stock for grants under this plan.  The terms of the 2016 Plan, which is administered by our Board of Directors, are identical to those of our 2012 Plan and 2014 Plan. We have reserved 3,000,000 shares of our Class A common stock for awards under the 2016 Plan.

On February 23, 2016 we issued an aggregate of 50,000 shares of our Class A common stock valued at $70,000 as partial compensation for services under the terms of a consulting agreement.

EXHIBIT INDEX

No.	Description
10.3	Employment Agreement dated October 19, 2015 by and between Social Reality, Inc. and Erin DeRuggiero
10.45	Insider Trading Policy adopted February 23, 2016
23.1	Consent of RBSM LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE