Form 10-Q
period 2016-03-31
SOCIAL REALITY, Inc.
filed 2016-05-16
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 000-54996

———————

SOCIAL REALITY, INC.

(Exact name of registrant as specified in its charter)

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  29,977,925 shares of Class A common stock are issued and outstanding as of May 13, 2016.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "first quarter of 2016" refers to the three months ended March 31, 2016, the "first quarter of 2015" refers to the three months ended March 31, 2015, "2015” refers to the year ended December 31, 2015, and “2016” refers to the year ending December 31, 2016.  The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,600,356	$1,091,186
Accounts receivable, net	4,999,896	7,056,298
Prepaid expenses	303,678	309,436
Other current assets	10,677	36,090
Total current assets	6,914,607	8,493,010

Property and equipment, net of accumulated depreciation of $51,772 and $42,295	34,459	43,936
Goodwill	16,314,957	16,314,957
Intangible assets, net	1,521,861	1,611,744
Prepaid stock based compensation	214,954	373,567
Other assets	34,659	34,659

Total assets	$25,035,497	$26,871,873

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$4,208,541	$5,138,807
Notes payable, current portion, net of unamortized costs of $994,654 and $1,076,633	2,699,346	1,378,367
Unearned revenue	3,265	1,295
Contingent consideration payable to related party	3,704,413	7,585,435
Put liability	1,483,943	1,436,282
Total current liabilities	12,099,508	15,540,186

Notes payable, net of unamortized costs of $365,262 and $578,140	8,283,865	7,455,758

Total liabilities	20,383,373	22,995,944

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 29,977,925 and 28,110,229 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29,978	28,110
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	17,165,572	13,989,590
Accumulated deficit	(12,543,426)	(10,141,771)

Total stockholders' equity	4,652,124	3,875,929

Total liabilities and stockholders' equity	$25,035,497	$26,871,873

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015

Revenues	$5,469,335	$4,021,284
Cost of revenue	3,180,562	2,242,475

Gross profit	2,288,773	1,778,809

Operating expense	3,805,101	2,910,000

Loss from operations before other expense	(1,516,328)	(1,131,191)

Interest income (expense)	(885,327)	(923,270)

Loss from operations	(2,401,655)	(2,054,461)

Provision for income taxes	—	—

Net loss	$(2,401,655)	$(2,054,461)

Net loss per share, basic and diluted	$(0.08)	$(0.08)

Weighted average shares outstanding	29,536,146	27,029,749

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,401,655)	$(2,054,461)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock based prepaid fees	158,613	158,613
Stock based compensation	277,849	258,166
Amortization of debt issue costs	294,857	319,936
PIK interest expense accrued to principal	120,284	88,667
Accretion of contingent consideration	118,978	220,901
Accretion of put liability	47,661	41,345
Depreciation and amortization	99,360	4,779
Bad debt expense	5,330	7,207
Changes in operating assets and liabilities:
Accounts receivable	2,051,072	(208,216)
Prepaid expenses	5,758	45,008
Other current assets	25,413	4,993
Other assets	—	(4,390)
Accounts payable and accrued expenses	(930,265)	303,164
Unearned revenue	1,970	(17,200)
Cash used by operating activities	(124,775)	(831,488)

Cash flows from investing activities:
Cash used by investing activities	—	—

Cash flows from financing activities:
Sale of common stock	500,000	—
Proceeds from warrant offering	—	6,921
Payment of contingent consideration	(1,600,000)	—
Proceeds from notes payable	2,100,000
Repayments of note payable	(366,055)	(315,801)
Cash provided (used) by financing activities	633,945	(308,880)

Net increase (decrease) in cash	509,170	(1,140,368)
Cash, beginning of period	1,091,186	1,843,393
Cash, end of period	$1,600,356	$703,025

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$325,828	$221,669
Cash paid for taxes	$20,000	$—

Non-cash financial activities:
Common stock issued for payment of contingent consideration	$2,400,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

•

SRAXSocial is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and.

•	SRAX APP, a recently launched new product, is a platform that allows publishers and content owners to launch native mobile applications through our SRAX platform.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

Social Reality is also an approved Facebook advertising partner. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook apps and websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity.

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

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

These interim financial statements as of and for the three months ended March 31, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future period. All references to March 31, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015, included in the Company's annual report on Form 10-K filed with the SEC on March 16, 2016.

The condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America. Certain items have been reclassified to conform to the current period presentation.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control and through the date of disposition, if any.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of liabilities. The accounting policies for these areas are discussed elsewhere in these unaudited consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $140,772 and $135,442 at March 31, 2016 and December 31, 2015, respectively.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $1,242,000 at March 31, 2016. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At March 31, 2016, two customers accounted for more than 10% of the accounts receivable balance, for a total of 61%. For the three months ended March 31, 2016 one customer accounted for 59% of total revenue. For the three months ended March 31, 2015 two customers accounted for 42% of total revenue. Additionally, 23% of our revenue was collected and paid to us by two of our RTB exchange service providers.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At March 31, 2016 and December 31, 2015 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight line basis over the estimated useful lives of the assets of three to seven years.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

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

No impairment of goodwill has been recorded in either the three months ended March 31, 2016 or 2015.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded in either the three months ended March 31, 2016 or 2015.

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

There were 12,887,016 common share equivalents at March 31, 2016 and 13,990,471 at March 31, 2015. For the three months ended March 31, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

MARCH 31, 2016 AND 2015

(Unaudited)

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

Recently Issued Accounting Standards

In April 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customer (Topic 606). ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

NOTE 2 – ACQUISITIONS.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media, a California corporation ("Steel Media"), from Richard Steel pursuant to the terms and conditions of a stock purchase agreement, dated October 30, 2014, by and among the Company, Steel Media and Mr. Steel (the "Stock Purchase Agreement").

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which was secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) earnout payments of up to $8 million (the "Earnout Consideration").

The Earnout Consideration target was achieved for the first earnout period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. At March 31, 2016 and December 31, 2015, we have recorded a liability for the Earnout consideration in the amount of $3,704,413 and $7,585,435; respectively.

Acquisition of Five Delta, Inc.

On December 19, 2014, we acquired 100% of the outstanding capital stock of Five Delta, Inc., a Delaware corporation ("Five Delta"), in exchange for 600,000 shares of our Class A common stock pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 (the "Five Delta Agreement") by and among Social Reality, Five Delta and the stockholders of Five Delta. The acquisition price was $756,000.

NOTE 3 – NOTES PAYABLE.

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered into a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The Financing Agreement provides for borrowings of up to $20 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of the assets of the Company and its subsidiaries (including Steel Media) and a pledge of 100% of the equity interests of each domestic subsidiary of the Company pursuant to the terms of a pledge and security agreement (the "Pledge and Security Agreement") entered into by the Company on the Financing Agreement Closing Date (which was joined by Steel Media immediately after the Company's acquisition of Steel Media). The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes (the "Financing Notes") issued pursuant to the Financing Agreement, including the note issued to the lender thereunder in the original aggregate principal amount of $9 million on the Financing Agreement Closing Date (the "Initial Financing Note") and the subsequent notes described below, bear interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieves a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement are scheduled to mature on October 30, 2017, with scheduled quarterly payment dates commencing December 31, 2014. Proceeds from the Initial Financing Note issued on the Financing Agreement Closing Date were used to finance, in part, the Company's acquisition of Steel Media as described in Note 2.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

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

On May 14, 2015, we entered into the First Amendment to Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders. Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced. The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.

On July 6, 2015, we borrowed an additional $1,500,000 pursuant to the Financing Agreement. The loan funded on July 8, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,500,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement for working capital.

On October 26, 2015, we borrowed an additional $1,400,000 pursuant to the Financing Agreement. The loan funded on October 26, 2015. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,400,000.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the Note due Richard Steel described in Note 3, and for working capital.

On January 26, 2016, we borrowed an additional $1,600,000 pursuant to the financing agreement with Victory Park Management, LLC described in Note 3. The loan funded on January 28, 2016. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,600,000.   In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $1,600,000.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as a portion of the payment to Mr. Richard Steel of the first year earn out payment described in Notes 2 and 7.

On February 16, 2016, we borrowed an additional $500,000 pursuant to the Financing Agreement with Victory Park Management, LLC described in Note 3. The loan funded on February 16, 2016. In connection therewith, we issued a Senior Secured Term Note to the Lender in the principal amount of $500,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as working capital.

During March 2016, we made principal payments of $366,055 and made an additional payment of $400,000 on April 1, 2016.

Notes payable consists of the following:

	March 31, 2016	December 31, 2015

Principal amount	$11,830,462	$10,071,828
PIK interest accrued	512,665	417,070
	12,343,127	10,488,898
Less current portion	(3,694,000)	(2,455,000)

Notes payable and PIK interest accrued, net of current portion	$8,649,127	$8,033,898

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

During the three months ended March 31, 2016 and 2015, $120,284 and $88,667, respectively, were recorded as PIK interest expense.

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

As part of the arrangements under the Financing Agreement, the Agent, Mr. Steel, and the Company and Steel Media (as borrowers under the Financing Agreement) have also entered into a subordination agreement (the "Subordination Agreement") under which Mr. Steel agreed, subject to the terms and conditions of the Subordination Agreement, to subordinate to the lenders and holders of Financing Notes and the Financing Warrant issued under the Financing Agreement (i) certain obligations, liabilities, and indebtedness, including, without limitation, payments under the Note and payments of Earnout Consideration, which may be owed to him by the Company; and (ii) during the time the Note was outstanding a  put right we granted him if in the event of a default under the Note.  As set forth above, the Note was paid in full in October 2015 and the put right was terminated upon such payment.

Activity for the put liability associated with the Financing Warrant during the three months ended March 31, 2016 and 2015 was:

	March 31,
	2016	2015

Balance, beginning of year	$1,436,282	$1,260,010
Accretion in value	47,661	41,345

Balance, March 31	$1,483,943	$1,301,355

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

During the three months ended March 31, 2016 and 2015, $294,857 and $319,936, respectively, was amortized with a remaining balance of $1,359,916 reported as deferred debt issue costs as of March 31, 2016.

The maturities of the long term portion of the Financing Agreement are as follows:

Year ended December 31,
2017	8,649,127

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical.  There were no shares of Class B common stock outstanding during either the 2015 or 2016 periods.

2016 Transactions:

On February 23, 2016 our Board of Directors approved the adoption of our 2016 Equity Compensation Plan (the “ 2016 Plan”) and reserved 3,000,000 shares of our Class A common stock for grants under this plan.  The terms of the 2016 Plan, which is administered by our Board of Directors, are identical to those of our 2012 Plan and 2014 Plan. We have reserved 3,000,000 shares of our Class A common stock for awards under the 2016 Plan.

Common Stock

During January and February 2016, we received aggregate proceeds of $500,000 from the sale of 500,000 shares of our Class A common stock.

During January 2016, we issued 1,283,766 shares of Class A common stock, valued at $2,400,000, to Richard Steel as partial payment of Earnout consideration.

During February 2016, we issued 33,930 shares of Class A common stock, valued at $47,500, to members of our board of directors for services.

On February 23, 2016, we issued an aggregate of 50,000 shares of our Class A common stock valued at $70,000 as partial compensation for services under the terms of a consulting agreement.

Stock Awards

During February 2016, we granted an aggregate of 33,930 common stock awards to four directors. The shares were vested upon grant. We recorded $47,500 of compensation expense related to these awards.

During the three months ended March 31, 2016, we recorded expense of $111,460 related to stock awards granted in prior years.

Stock Options and Warrants

During the three months ended March 31, 2016, we recorded expense of $48,889 related to stock options granted in prior years. Awards in the amount of 210,000 options were forfeited during 2016.

2015 Transactions:

In January 2015, we sold three-year warrants to purchase 882,001 shares of our common stock at an exercise price of $1.50 to 20 existing stockholders of our company in a private transaction. We received gross proceeds of $8,820 for which we did not pay any commissions or finder's fees. The investors were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

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

During the three months ended March 31, 2015 we recorded expense of $70,902 related to stock options granted in prior years.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
	2,006,000	2,006,000
Accumulated amortization	(484,139)	(394,256)
Carrying value	$1,521,861	$1,611,744

Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended March 31, 2016. No amortization expense was recorded for the three months ended March 31, 2015. Estimated total amortization expense for each of the next five years is as follows: 2016 - 2019, $359,533 per year; 2020, $173,612.

NOTE 6 – RELATED PARTY TRANSACTIONS

We are obligated to Mr. Steel for contingent Earnout Consideration of up to $8,000,000 incurred in connection with the acquisition of Steel Media, as described in Note 2 upon Steel Media meeting certain EBITDA measurements. The Company had initially recorded the liability at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations. The Earnout Consideration target was achieved for the first earnout period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement.

Activity for the contingent consideration payable during the three months ended March 31, 2016 and 2015 was:

	March 31,
	2016	2015

Balance, beginning of year	$7,585,435	$6,732,123
Accretion in value	118,978	220,901
Payment made	(4,000,000)	—

Balance, March 31	$3,704,413	$6,953,024

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2016	December 31, 2015

Accounts payable, trade	$2,577,363	$3,003,642
Accrued expenses	112,711	45,450
Accrued compensation	444,412	659,262
Accrued commissions	1,074,055	1,430,453

Total	$4,208,541	$5,138,807

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases with lease terms which expire through September 30, 2021. Rent expense for office space amounted to $61,986 and $38,302 for the three months ended March 31, 2016 and 2015, respectively.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2015, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real time bidding, or RTB, exchanges. The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

•

SRAX MD is our ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

•

SRAX Social is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and

•

SRAX APP, a recently launched new product, which is a platform that allows publishers and content owners to launch native mobile applications through our SRAX app platform.

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-engagement ("CPE"), whereby payment is triggered only when an individual takes a specific activity.

In 2015 we completed the technology needed to both operate the buy side of our SRAX platform and the buy side of SRAX MD, and launched our SRAX APP which we expect to begin contributing to our revenues in a meaningful basis during the second half of 2016. The SRAX APP is a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook, Instagram, YouTube and Twitter that are relevant to their content.  During 2016 we expect to continue to enhance all of our technology offerings of SRAX, SRAX Social, SRAX MD and SRAX APP. We are now in the marketing and monetization phases of these technologies and our efforts are focused on the continued growth of our sales and marketing efforts of these platforms, with the goal of eliminating the dependence on revenues from a limited number of customers.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2016	2015	change

Revenues	$5,469,335	$4,021,284	36.0%
Cost of revenue	3,180,562	2,242,475	41.8%
Gross margin percentage	41.8%	44.2%	(2.4)%
Operating expenses	3,805,101	2,910,000	30.8%
Operating (loss)	$(1,516,328)	$(1,131,191)	34.0%
Interest (expense)	(885,327)	(923,270)	(4.1)%
Net (loss)	$(2,401,655)	$(2,054,461)	16.9%

Revenue

Increases in our revenues during the three months ended March 31, 2016 from the same time in 2015 are due to growth in our buy side clients and the media they are buying.  We are also seeing strong adoption of our SRAX MD platform as well as our customized buying platforms.  The revenue for this period is also impacted by the seasonality of the media buying from our clients.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the first quarter of 2016 our gross margin declined as a result of an increase in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of revenue increased to 58.2% for the first quarter of 2016 as compared to 55.8% for the first quarter of 2015. This increase is due to changes in the product mix sales for the period.   Approximately 97% and 99% of cost of revenue was attributable to payments to website publishers and other media providers for the first quarter of 2016 and the first quarter of 2015, respectively.   The balance was attributable to labor costs and project and application design costs. As we continue to grow the revenue from our buy-side and sell-side product offerings, we expect that our blended gross margins will remain in the range of 50% to 55% in 2016.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense increased 30.8% for the first quarter of 2016 from the comparable period in 2015.  The increase is primarily attributable to salaries, commissions and payroll expenses.  We expect that our operating expense will continue to increase in future quarters commensurate with the expected growth of our business.

Interest income (expense)

Interest expense represents primarily interest under notes issued pursuant to the Financing Agreement together with the costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media described elsewhere in this report. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. The decrease in interest expense in the first quarter of 2016 reflects the satisfaction of the note to Mr. Steel in October 2015, offset by interest associated with increased borrowings under the Financing Agreement during 2015 and the first quarter of 2016.  Our interest expense may continue to increase during the balance of 2016 if we draw additional amounts under the Financing Agreement.

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

You should not consider Adjusted net (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net (loss) and Adjusted EBITDA is net (loss). The following is a reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2016	2015
Net (loss)	$(2,402)	$(2,054)
plus:
Equity based compensation	436	417
Adjusted net (loss)	$(1,966)	$(1,637)
Interest expense	885	923
Depreciation and amortization	99	5
Adjusted EBITDA	$(982)	$(709)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016 we had approximately $1,600,000 in cash and cash equivalents and a deficit in working capital of $5,184,901 as compared to $1,100,000 in cash and cash equivalents and a deficit in working capital of $7,047,176 at December 31, 2015. Our current assets decreased 18.6% at March 31, 2016 as compared to December 31, 2015 which is primarily attributable to a decrease in accounts receivable and prepaid expenses, offset by an increase in cash.  Our current liabilities decreased 22.1% at March 31, 2016 as compared to December 31, 2015 which is the result of several factors, including the decrease in accounts payable and accrued expenses together with a decrease in contingent consideration, which represents the payment of the 2015 earn out Mr. Steel received in January 2016, offset by an increase in the current portion of notes payable, which reflects additional borrowings under the Financing Agreement and scheduled increases in payment under the terms of the agreement.

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

The Financing Agreement provides for borrowings of up to $20 million. As of March 31, 2016 we have drawn a total of $14.0 million under the Financing Agreement, of which $9 million was used in connection with the initial acquisition of Steel Media in 2014, an additional $1.4 million was used in the payment of the Steel Note at its maturity in October 2015 and $1.6 million was used for the cash portion of the first year earn out payment to Mr. Steel in January 2016. The balance of the funds we have drawn under the Financing Agreement have been used for working capital. In 2015, we made payments to Victory Park Management, LLC against the draws aggregating $1.9 million. During the three months ended March 31, 2016, we also made payments to Victory Park Management, LLC against the draws aggregating $0.4 million.

We do not have any commitments for capital expenditures. The terms of the Financing Agreement require us to allocate a significant portion of our expected future cash flow to satisfying obligations under that agreements. Under the terms of the Financing Agreement, we are obligated to make:

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

Additionally, under the terms of the Stock Purchase Agreement for the acquisition of Steel Media, we agreed to pay Mr. Steel up to two $4 million annual earn out payments based upon the satisfaction of certain targets generated by Steel Media operations for the periods ending October 31, 2015 and October 31, 2016. The EBITDA target for the first earn out period ended October 31, 2015 was achieved, and in January 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. The adjusted EBITDA target which must be met in order for Mr. Steel to earn the second earn out payment is approximately $4.9 million for the 2016 period. If the 2016 earn out target is met, the cash payment we will need to make to Mr. Steel will reduce the funds which may be used for our debt service obligations and for working capital needs. Any failure on our part to make any earn out payment which may be due Mr. Steel could result in an event of default under the Financing Agreement.

The net effect of the required payments under the Financing Agreement, and the possible earn out payment to Mr. Steel, is anticipated to equal the majority of the cash flow generated from Steel Media’s operations. To the extent that we are able to increase the earnings attributable to Steel Media, we are paying down the notes issued under the Financing Agreement.

Other than cash generated from operations and the Financing Agreement, we do not have any external sources of liquidity. While the Financing Agreement provides that we can borrow up to $20 million in total, at March 31, 2016 we have $12.3 million outstanding under the Financing Agreement and our ability to access any additional funds under it is at the discretion of the lender.  There can be no assurance the lender will agree to lend us any additional amounts. In the event of a default by us under the terms of the Financing Agreement, remedies for the lender range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $124,775 during the three months ended March 31, 2016 compared to net cash used in operating activities of $831,488 for the comparable period in 2015. The period to period change was primarily attributable to decrease in accounts receivable partially offset by an increase in net loss (after adjusting for non-cash expenses) and a decrease in our accounts payable.

Net Cash Provided Used in Investing Activities

We did not use or generate any cash from investing activities in either period.

Net Cash Provided Used by Financing Activities

During the three months ended March 31, 2016 net cash provided by financing activities was $633,945 which represented the proceeds from draws under the Financing Agreement, net of costs and repayments and the cash portion of the payment to Mr. Steel of the first year earn out. During the comparable period in 2015, we used $308,880 of cash in financing activities which is primarily attributable to the repayment of amounts due under the Financing Agreement.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2015.  Subsequent to the end of the period covered by this report we engaged a full-time Chief Financial Officer.  We expect to remediate all material weaknesses in our internal control over financial reporting prior to the end of 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Since our acquisition of Steel Media we have become dependent on revenues from a limited number of customers.  The decline in total revenues from a principal customer, or a change in margins from this customer, will adversely impact our results of operations in future periods so long as revenues from this customer represent a material portion of our total revenues.

For the first quarter of 2016 revenues for one customer accounted for 59% of our total revenues and at March 31, 2016, this customer accounted for 51% of our accounts receivable.  For 2015 revenues from this customer accounted for 48% of our total revenues and at December 31, 2015, this customer accounted for 38% of our accounts receivable. For 2014 no one customer accounted for 10% or more of our total revenues, however 38% of our revenue was collected and paid to us by three of our RTB exchange service providers. While we have continued reporting revenues from this customer in the first quarter of 2016 and to date in the second quarter, and are actively engaged in discussions with the customer, and are producing additional sales materials for its use in an effort to retain this business at current levels, there are no assurances the relationship will continue at historic sales levels.  Even if we retain a portion of this customer's business, in future periods sales to this customer may be at lower margins as a result of a change in the type of sales being generated. In an effort to mitigate our dependence on revenues from this one customer, subsequent to the end of the quarter we began expanding our sales organization through the hiring of additional sales personnel in an effort to broaden our customer base. The loss, however, of revenues from this one customer would have material adverse impact on our results of operations in future periods until such time, if ever, that we are able to significantly reduce or eliminate this dependence.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description

10.46	Employment Agreement dated March 16, 2016 by and between Social Reality, Inc. and Rahul Thumati (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2016)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 16, 2016	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 16 , 2016	By:	/s/ Rahul Thumati
Rahul Thumati, Chief Financial Officer, principal financial and accounting officer