Form 10-Q
period 2016-06-30
SOCIAL REALITY, Inc.
filed 2016-08-15
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  29,977,925 shares of Class A common stock are issued and outstanding as of August 12, 2016.

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

i

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "second quarter of 2016" refers to the three months ended June 30, 2016, the "second quarter of 2015" refers to the three months ended June 30, 2015, "2015” refers to the year ended December 31, 2015, and “2016” refers to the year ending December 31, 2016.  The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$674,820	$1,091,186
Accounts receivable, net	8,351,466	7,056,298
Prepaid expenses	322,833	309,436
Other current assets	6,488	36,090
Total current assets	9,355,607	8,493,010

Property and equipment, net of accumulated depreciation of $65,975 and $42,295	35,433	43,936
Goodwill	15,644,957	16,314,957
Intangible assets, net	1,431,979	1,611,744
Prepaid stock based compensation	56,341	373,567
Other assets	34,659	34,659

Total assets	$26,558,976	$26,871,873

Liabilities and Stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$7,931,990	$5,138,807
Notes payable, current portion, net of unamortized costs of $1,088,168 and $1,076,633	10,374,914	1,378,367
Unearned revenue	45,042	1,295
Contingent consideration payable to related party	—	7,585,435
Put liability	1,500,000	1,436,282
Total current liabilities	19,851,946	15,540,186

Notes payable, net of unamortized costs of $0 and $578,140	—	7,455,758

Total liabilities	19,851,946	22,995,944

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value,
29,977,925 and 28,110,229 shares issued and outstanding at June 30, 2016
and December 31, 2015, respectively	29,978	28,110
Class B common stock, authorized 9,000,000 shares, $0.001 par value,
no shares issued and outstanding	—	—
Additional paid in capital	17,347,276	13,989,590
Accumulated deficit	(10,670,224)	(10,141,771)
Total stockholders' equity	6,707,030	3,875,929

Total liabilities and stockholders' equity	$26,558,976	$26,871,873

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Revenues	$9,249,410	$10,761,573	$14,718,746	$14,782,857
Cost of revenue	6,262,807	5,158,443	9,443,370	7,400,918

Gross profit	2,986,603	5,603,130	5,275,376	7,381,939

Operating expense:
General, selling and administrative expenses	3,425,591	4,252,752	7,230,691	7,162,752
Impairment of goodwill	670,000	—	670,000	—

Income (loss) from operations	(1,108,988)	1,350,378	(2,625,315)	219,187

Other income (expense):
Write off of contingent consideration	3,744,496	—	3,744,496	—
Interest income (expense)	(762,307)	(934,787)	(1,647,634)	(1,858,057)
	2,982,189	(934,787)	2,096,862	(1,858,057)

Income (loss) before provision for income taxes	1,873,201	415,591	(528,453)	(1,638,870)

Provision for income taxes	—	—	—	—

Net income (loss)	$1,873,201	$415,591	$(528,453)	$(1,638,870)

Net income (loss) per share, basic	$0.06	$0.02	$(0.02)	$(0.06)
Net income (loss) per share, diluted	$0.06	$0.01	$(0.02)	$(0.06)

Weighted average shares outstanding, basic	29,932,470	26,911,285	29,757,224	26,879,029
Weighted average shares outstanding, diluted	32,691,023	29,520,556	29,757,224	26,879,029

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six Month Periods Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(528,453)	$(1,638,870)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of stock based prepaid fees	317,226	317,226
Stock based compensation	459,556	446,683
Amortization of debt issue costs	566,604	628,370
PIK interest expense accrued to principal	241,449	176,966
Impairment of Steel goodwill	670,000	—
Write off of contingent consideration	(3,744,496)	—
Accretion of contingent consideration	159,061	451,628
Accretion of put liability	63,718	84,528
Depreciation and amortization	193,084	9,447
Bad debt expense	77,235	51,195
Changes in operating assets and liabilities:
Accounts receivable	(1,779,039)	(5,300,850)
Prepaid expenses	(13,396)	80,273
Other current assets	29,603	4,902
Other assets	—	(4,390)
Accounts payable and accrued expenses	3,199,816	4,928,211
Unearned revenue	43,747	(2,655)
Cash (used) provided by operating activities	(44,285)	232,664

Cash flows from investing activities:
Purchase of equipment	(4,816)	—
Cash used by investing activities	(4,816)	—

Cash flows from financing activities:
Payment of contingent consideration	(1,600,000)	—
Proceeds from sale of units	500,000	6,921
Proceeds from notes payable	2,100,000	—
Repayments of note payable	(1,367,265)	(567,252)
Cash used by financing activities	(367,265)	(560,331)

Net decrease in cash	(416,366)	(327,667)
Cash, beginning of period	1,091,186	1,843,393
Cash, end of period	$674,820	$1,515,726

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$606,956	$462,887
Cash paid for taxes	$—	$—

Non-cash financial activities:
Common stock issued for payment of contingent consideration	$2,400,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

We offer our customers a number of pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and cost-per-acquisition ("CPA"), whereby payment is triggered only when an individual takes a specific activity.

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

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

These interim financial statements as of and for the three and six months ended June 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future period. All references to June 30, 2016 and 2015 in these footnotes are unaudited.

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

JUNE 30, 2016 AND 2015

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $212,677 and $135,442 at June 30, 2016 and December 31, 2015, respectively.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $175,000 at June 30, 2016. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At June 30, 2016, one customer accounted for more than 10% of the accounts receivable balance, for a total of 59%. For the six months ended June 30, 2016 one customer accounted for 62% of total revenue. At June 30, 2015, three customers accounted for more than 10% of the accounts receivable balance, for a total of 80%. For the six months ended June 30, 2015 two customers accounted for 63% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2016 and December 31, 2015 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight line basis over the estimated useful lives of the assets of three to seven years.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

During the six months ended June 30, 2016, we determined that a portion of the goodwill assigned to Steel Media acquisition has become impaired. Accordingly, we recorded a goodwill impairment charge of $670,000 for the three and six months ended June 30, 2016. The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach using discounted cash flow model using revenue and profit forecasts.  No impairment of goodwill has been recorded in the three or six months ended June 30, 2015.

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded in either the six months ended June 30, 2016 or 2015.

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

There were 12,983,682 common share equivalents at June 30, 2016 and 13,735,471 at June 30, 2015. For the six months ended June 30, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. The dilutive effect of potential common shares for the three months ended June 30, 2016 and 2015 totaled 2,758,553 shares and 2,609,271 shares; respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Liquidity

The Company had an accumulated deficit at June 30, 2016 of $10,670,224. As of June 30, 2016 we had approximately $675,000 in cash and cash equivalents and a deficit in working capital of $10,496,339 as compared to $1,100,000 in cash and cash equivalents and a deficit in working capital of $7,047,176 at December 31, 2015.  Due to the Steel acquisition and additional product offerings, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

JUNE 30, 2016 AND 2015

(Unaudited)

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

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which was secured by 2,386,863 shares of our Class A common stock (the "Escrow Shares"); and (iv) earn out payments of up to $8 million (the "Earn Out Consideration").

NOTE 2 – ACQUISITIONS (continued).

The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. The Company determined the Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016. As a result, the Company reversed the second earn out liability of $3,744,496 during the three and six months ended June 30, 2016.  At June 30, 2016, we did not record a liability for the Earn Out Consideration. At December 31, 2015, we recorded $7,585,435 associated with the first and second earn out periods.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

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

NOTE 3 – NOTES PAYABLE (continued).

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

On October 26, 2015, we borrowed an additional $1,400,000 pursuant to the Financing Agreement. The loan funded on October 26, 2015. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1,400,000.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the Note due Richard Steel described in Note 2, and for working capital.

On January 26, 2016, we borrowed an additional $1,600,000 pursuant to the financing agreement with Victory Park Management, LLC. The loan funded on January 28, 2016. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1,600,000.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as a portion of the payment to Mr. Richard Steel of the first year Earn Out Consideration described in Notes 2 and 6.

On February 16, 2016, we borrowed an additional $500,000 pursuant to the Financing Agreement with Victory Park Management, LLC. The loan funded on February 16, 2016. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $500,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as working capital.

For the six months ended June 30, 2016, we made principal payments of approximate $1,367,000.

Notes payable consists of the following:

	June 30, 2016	December 31, 2015

Current portion of note payable	$11,463,082	$2,455,000
Non-current portion of note payable	—	8,033,898
Total note payable including PIK interest	11,463,082	10,488,898
Less deferred financing costs	(1,088,168)	(1,654,773)
Notes payable and PIK interest accrued, net of deferred costs	$10,374,914	$8,834,125

During the three months ended June 30, 2016 and 2015, $121,166 and $88,299, respectively, were recorded as PIK interest expense.  During the six months ended June 30, 2016 and 2015, $241,449 and $176,966, respectively, were recorded as PIK interest expense.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

Pursuant to the Financing Agreement dated October 31, 2014, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five year warrant to purchase 2,900,000 shares of its Class A common stock at an exercise price of $1.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1,500,000. We have recorded the put liability at its present value of $1,500,000 at June 30, 2016.

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

As part of the arrangements under the Financing Agreement, the Agent, Mr. Steel, and the Company and Steel Media (as borrowers under the Financing Agreement) have also entered into a subordination agreement (the "Subordination Agreement") under which Mr. Steel agreed, subject to the terms and conditions of the Subordination Agreement, to subordinate to the lenders and holders of Financing Notes and the Financing Warrant issued under the Financing Agreement (i) certain obligations, liabilities, and indebtedness, including, without limitation, payments under the Note and payments of Earn Out Consideration, which may be owed to him by the Company; and (ii) during the time the Note was outstanding a put right we granted him if in the event of a default under the Note.  As set forth above, the Note was paid in full in October 2015 and the put right was terminated upon such payment.

Activity for the put liability during the six months ended June 30, 2016 was:

	December 31, 2015	Activity During the Period	Accretion in Value	June 30, 2016
Put liability	$1,436,282	$—	$63,718	$1,500,000
Total	$1,436,282	$—	$63,718	$1,500,000

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt. During the three months ended June 30, 2016 and 2015, $271,748 and $308,435, respectively of debt issuance costs were amortized. During the six months ended June 30, 2016 and 2015, $566,604 and $628,370, respectively of debt issuance costs were amortized. As of June 30, 2016 and December 31, 2015, capitalized debt costs had a balance of $1,088,169 and $1,654,773, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

As of June 30, 2016, The Company was not in compliance with one or more covenants under terms of the Financing Agreement. The Financing Agreement covenant violations constitute an event of default which, at the election of the Victory Park Management LLC, could result in the acceleration of the unpaid principal loan balance and accrued interest under the Financing Agreement. Additional disclosure is described in Note 9- Subsequent Events.

NOTE 4 – STOCKHOLDERS' EQUITY.

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

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (continued).

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

Common Stock

During January 2016 and February 2016, we received aggregate proceeds of $500,000 from the sale of 500,000 shares of our Class A common stock.

During January 2016, we issued 1,283,766 shares of Class A common stock, valued at $2,400,000, to Richard Steel as partial payment of the first year Earn Out Consideration.

During February 2016, we issued 33,930 shares of Class A common stock, valued at $47,500, to members of our board of directors for services.

On February 23, 2016, we issued an aggregate of 50,000 shares of our Class A common stock valued at $70,000 as partial compensation for services under the terms of a consulting agreement.

Stock Awards

During February 2016, we granted an aggregate of 33,930 shares of our Class A common stock awards to four directors. The shares were vested upon grant. We recorded $47,500 of compensation expense related to these awards. During April 2016, we granted a total of 100,000 shares of our Class A common stock awards to an employee.  We have recorded a total of $17,292 in compensation expense related to these awards.

During the six months ended June 30, 2016, we recorded expense of $209,254 related to stock awards granted in prior years. During the six months ended June 30, 2015, we recorded expense of $303,842 related to stock awards granted in prior years.

During the three months ended June 30, 2016 and 2015, we recorded expense relating to stock awards granted in prior years of $97,794 and $117,822, respectively.

Awards in the amount of 30,000 common shares were forfeited during 2016.

Stock Options and Warrants

During three months ended June 30, 2016, we granted an aggregate of 30,000 stock options to one employee. The options will vest over three years. The options have an exercise price of $1.33 per share and a term of five years. These options have a grant date fair value of $1.07 per option, determined using the Black Scholes method based on the following assumptions: (1) risk free interest rate of 0.35%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 115%; and (4) an expected life of the options of 5 years. We have recorded an expense for the options of $445 for the three and six months ended June 30, 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (continued).

During the three months ended June 30, 2016 and June 30, 2015, we recorded expense of $66,173 and $68,828, respectively, related to stock options granted in the prior years but vested in current period. During six months ended June 30, 2016 and 2015, we recorded expense of $115,507 and $142,841, respectively, relating to stock options granted in the prior years but vested in current period.

Awards in the amount of 210,000 options were forfeited during 2016.

NOTE 5 – INTANGIBLE ASSETS.

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
	2,006,000	2,006,000
Accumulated amortization	(574,021)	(394,256)
Carrying value	$1,431,979	$1,611,744

Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended June 30, 2016. Amortization expense was $75,600 for intellectual property and $104,165 for the non-compete agreement for the six months ended June 30, 2016.  No amortization expense was recorded for the three and six months ended June 30, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS.

We are obligated to Mr. Steel for contingent Earn Out Consideration of up to $8,000,000 incurred in connection with the acquisition of Steel Media, as described in Note 2 upon Steel Media meeting certain EBITDA measurements. The Company had initially recorded the liability at its present value of $6,584,042. Changes in the value will be recorded through the statement of operations. The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 1,283,766 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. As discussed in Note 2, during the three months ended June 30, 2016 the Company determined the Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016.  The Company determined the fair value of the second Earn Out Consideration to be zero as of June 30, 2016.

Activity for the contingent consideration payable was:

	June 30,	December 31,
	2016	2015

Balance, beginning of year	$7,585,435	$6,732,123
Accretion in value	159,061	853,312
Payment made	(4,000,000)	—
Reversal of second year Earn Out Consideration	(3,744,496)	—
Balance, June 30 2016	$—	$7,585,435

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2016	December 31, 2015

Accounts payable, trade	$5,810,402	$3,003,642
Accrued expenses	987,846	45,450
Accrued compensation	143,676	659,262
Accrued commissions	990,066	1,430,453
Total	$7,931,990	$5,138,807

NOTE 8 – COMMITMENTS AND CONTINGENCIES.

Operating Leases

The Company leases offices under operating leases with lease terms which expire through September 30, 2021. Rent expense for office space amounted to $140,500 and $76,021 for the six months ended June 30, 2016 and 2015, respectively.  Rent expense for office space amounted to $76,409 and $37,720 for the three months ended June 30, 2016 and 2015, respectively.

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

JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued).

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

NOTE 9 – SUBSEQUENT EVENTS

The terms of the Financing Agreement require us to maintain certain financial covenants, including leverage ratios, senior leverage ratios, fixed charge coverage ratios, interest coverage ratios and minimum current ratios.  As of June 30, 2016, we are not in compliance with these ratios and we are currently negotiating the terms of a forbearance agreement with Victory Park Management, LLC.  We expect that the terms of the forbearance agreement will provide that the lenders will not assert an event of default under the Financing Agreement related to our non-compliance with the financial ratios through December 31, 2016, and will require us to take certain actions to satisfy all amounts we owe under the Financing Agreement by December 31, 2016.  There are no assurances, however, that we will be successful in negotiating the terms of the forbearance agreement, in which event the lender could declare the Financing Agreement in default and accelerate all amounts we owe thereunder.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2015, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In 2015 we completed the technology needed to both operate the buy side of our SRAX platform and the buy side of SRAX MD, and launched our SRAX APP which we expect to begin contributing to our revenues in during the second half of 2016. The SRAX APP is a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook, Instagram, YouTube and Twitter that are relevant to their content.

As described elsewhere herein, during the second quarter of 2016 it was determined that as a result of the results of the historic Steel Media operations year to date that it is more likely than not that Steel Media will not achieve the Adjusted EBITDA results necessary to enable Mr. Steel to earn the year two Earn Out Consideration under the terms of the Stock Purchase Agreement dated October 30, 2014 pursuant to which we acquired Steel Media. The adjusted EBITDA target which must be met in order for Mr. Steel to earn the second Earn Out Consideration is approximately $4.9 million for the 2016 period.  As a result of this determination, during the second quarter of 2016 we reversed the accrual for this possible future payment which resulted in one-time other income to us of $3,744,496.

During 2016 we expect to continue to enhance all of our technology offerings of SRAX, SRAX Social, SRAX MD and SRAX APP. We are now in the marketing and monetization phases of these technologies and our efforts are focused on the continued growth of our sales and marketing efforts of these platforms, with the goal of eliminating the dependence on revenues from a limited number of customers.

Results of operations

Selected Consolidated Financial Data

	Second Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	change	2016	2015	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$9,249,410	$10,761,573	(14.1)%	$14,718,746	$14,782,857	(≤1)%
Cost of revenue	6,262,807	5,158,443	21.4%	9,443,370	7,400,918	27.6%
Gross margin percentage	32.3%	52.1%	(19.8)%	35.8%	49.9%	(14.1)%
Operating expenses	4,095,591	4,252,752	(3.7)%	7,900,691	7,162,752	10.3%
Operating income (loss)	(1,108,988)	1,350,378	(132.5)%	(2,625,315)	219,187	(892.1)%
Other income (expense)	2,982,189	(934,787)	419.0%	2,096,862	(1,858,057)	213.8%
Net income (loss)	$1,873,201	$415,591	350.7%	$(528,453)	$(1,638,870)	67.8%

Revenue

Decrease in our revenues during the three and six months ended June 30, 2016 from the same time in 2015 are due to slight decline in sales in our buy side and sell side clients and the media bought and sold.  The decrease in sales from certain buy side and sell side clients is partially offset with growth in SRAX MD during the three months and six months ended June 30, 2016.  As described below, during the 2016 periods revenues from one historic Steel Media customer at increasingly reduced margins accounted for a significant portion of our total revenues during the first six months of 2016.  In an effort to mitigate the impact of these revenues on our overall operating results, subsequent to the end of the second quarter of 2016 we have taken several actions including hiring of additional sales personnel in an effort to broaden our customer base, internally reallocating our sales resources in an effort to broaden our product offerings to additional buy-side clients and exploring new channels of revenue.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the second quarter of 2016 and the six months then ended our gross margin declined substantially as a result of an increase in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of revenue increased to 67.7% for the second quarter of 2016 and 64.2% for the six months ended June 30, 2016 as compared to 47.9% and 50.0%, respectively, for the comparable periods in 2015. These increases are due to changes in the product mix of sales to a historic Steel Media buy-side client for the periods.  During the six months ended June 30, 2016 revenues from this customer, which were at the significantly reduced margins, accounted approximately 34% of our total revenues.

Approximately 98% and 97%, respectively, of cost of revenue was attributable to payments to website publishers and other media providers for the second quarter of 2016 and the six months ended June 30, 2016 as compared to 99% in each of the second quarter of 2015 and the six months ended June 30, 2015.   The balance was attributable to labor costs and project and application design costs.

As described above, during the third quarter of 2016 we have taken certain actions which we hope will result in an increase in both revenues and margins in future periods.  Until such time, however, as we are able to return our gross margins to near historic levels our results of operations and cash flows in future periods will be adversely impacted.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense decreased in both the second quarter of 2016 and the six months then ended from the comparable periods in 2015.  The decrease in the 2016 periods is primarily attributable to reductions in salaries, commissions and payroll expenses which was offset by an impairment of goodwill recorded in the acquisition of Steel Media in the amount of $670,000 during the second quarter of 2016.

We have recently expanded our sales force in conjunction with our efforts to increase our sales on higher margin product offerings.  We expect that our operating expense will increase in future quarters commensurate with the expected growth of our business.

Other income (expense)

For the six months ended June 30, 2016, other income principally represents the reversal of the second Earn Out Consideration of $3,744,496 which Mr. Steel would have been entitled to receive as described elsewhere herein.  This non-cash item is considered a one-time occurrence and is not considered part of normal operations.

Interest income (expense)

Interest expense in the 2016 and 2015 periods represents interest under notes issued pursuant to the Financing Agreement and interest expense in the 2015 periods also includes the costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media described elsewhere in this report. The expense also includes amortization of debt costs and the accretion of contingent consideration and the put liability associated with the Steel Media acquisition. The increase in interest expense in the second quarter of 2016 and the six months then ended reflects the satisfaction of the note to Mr. Steel in October 2015, offset by interest associated with increased borrowings under the Financing Agreement during 2015 and the first quarter of 2016.

Non-GAAP financial measures

We use Adjusted net (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses. During the three and six months ended June 30, 2016 we also excluded the one-time adjustment related to the reversal of the possible future contingent payment to Mr. Steel for the second year Earn Out Consideration as described elsewhere herein, together with an impairment in a portion of the carrying value of the goodwill for Steel Media which we recorded in conjunction with our acquisition of that company in 2014.  We believe the presentation of Adjusted net (loss) and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net (loss) and Adjusted EBITDA is net (loss). The following is a reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2016	2015	2016	2015
Net income (loss)	$1,873	$416	$(528)	$(1,639)
plus:
Equity based compensation	340	448	777	865
Adjusted net income (loss)	$2,213	$864	$248	$(774)
Reversal of contingent consideration	(3,744)	—	(3,744)	—
Impairment of goodwill	670	—	670	—
Interest expense	762	935	1,648	1,858
Depreciation and amortization	94	5	193	10
Adjusted EBITDA	$(5)	$1,804	$(986)	$1,094

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  The Company had an accumulated deficit at June 30, 2016 of $10,670,224. As of June 30, 2016 we had approximately $675,000 in cash and cash equivalents and a deficit in working capital of $10,496,339 as compared to $1,100,000 in cash and cash equivalents and a deficit in working capital of $7,047,176 at December 31, 2015. Our current assets decreased 10.2% at June 30, 2016 as compared to December 31, 2015 which is primarily attributable to an increase in accounts receivable offset by a decrease in cash.  Our current liabilities decreased 21.6% at June 30, 2016 as compared to December 31, 2015 which is primarily the result of the decrease in contingent consideration, which represents the payment of the first year Earn Out Consideration Mr. Steel received in January 2016 and the reversal of the accrual for the second year Earn Out Consideration, offset by an increase in accounts payable and accrued expenses and the current portion of notes payable, which reflects additional borrowings under the Financing Agreement and scheduled increases in payment under the terms of the agreement.  Due to the Steel acquisition and additional product offerings, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months. Management’s plans to continue as a going concern include raising additional capital through borrowings and sales of equity securities. However, at this time we do not have firm commitments from any third parties regarding either method of increasing our working capital.

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

The Financing Agreement provides for borrowings of up to $20 million. Our obligations to Victory Park Management, LLC are secured by a first priority, perfected security interest in substantially all of our assets, including those of our subsidiaries, and a pledge of 100% of the equity interests of each of our domestic subsidiaries pursuant to the terms of a Pledge and Security Agreement. As of June 30, 2016 we have drawn a total of $14.0 million under the Financing Agreement, of which $9 million was used in connection with the initial acquisition of Steel Media in 2014, an additional $1.4 million was used in the payment of the Steel Note at its maturity in October 2015 and $1.6 million was used for the cash portion of the first year Earn Out Consideration  to Mr. Steel in January 2016. The balance of the funds we have drawn under the Financing Agreement have been used for working capital. In 2015, we made payments to Victory Park Management, LLC against the draws aggregating $1.9 million. During the six months ended June 30, 2016, we also made payments to Victory Park Management, LLC against the draws aggregating $1.4 million.

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

The initial net effect of the required payments under the Financing Agreement was anticipated to equal the majority of the cash flow generated from Steel Media’s operations. As a result of the decline in margins to certain buy-side clients discussed elsewhere herein, cash flow from Steel Media's operations has significantly declined which is requiring us to use to allocate cash flow from other operations to satisfy these required payments under the Financing Agreement.  This reallocation of cash, combined with the reduction in margins on certain of the historic Steel Media clients, is adversely impacting our cash flow.  The terms of the Financing Agreement require us to maintain certain financial covenants, including leverage ratios, senior leverage ratios, fixed charge coverage ratios, interest coverage ratios and minimum current ratios.  We are not in compliance with these ratios and we are currently negotiating the terms of a forbearance agreement with Victory Park Management, LLC.  We expect that the terms of the forbearance agreement will provide that the lenders will not assert an event of default under the Financing Agreement related to our non-compliance with the financial ratios through December 31, 2016, and will require us to take certain actions to satisfy all amounts we owe under the Financing Agreement by December 31, 2016.  We are also engaged in early stages discussions with a number of third parties in an effort to secure a combination of equity capital to which would be used to satisfy a portion of the amounts due under the Financing Agreement coupled with an alternative lending relationship.  There are no assurances, however, that we will be successful in these efforts.

Other than cash generated from operations and the Financing Agreement, we do not have any external sources of liquidity. While the Financing Agreement provides that we can borrow up to $20 million in total, at June 30, 2016 we have $11.5 million outstanding under the Financing Agreement and our ability to access any additional funds under it is at the discretion of the lender.  Based upon our non-compliance with the financial ratios we do not expect that the lender will consent to any additional draws under the Financing Agreement.  In the event we should be unsuccessful in negotiating a forbearance agreement related to the financial ratios, or if any other event of default should occur under the terms of the Financing Agreement, remedies for the lender range from notice and cure, to acceleration of both principal and interest. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

Net Cash Used in Operating Activities

Net cash used in operating activities was $44,285 during the six months ended June 30, 2016 compared to net cash provided in operating activities of $232,644 for the comparable period in 2015. The period to period change was primarily attributable to a reduction of the second year Earn Out Consideration and decrease in accounts payables partially offset with an increase in accounts receivables and an increase in net income (after adjusting for non-cash expenses).

Net Cash Provided Used in Investing Activities

During the six months ended June 30, 2016 net cash used in investing activities was $4,816 associated with the purchase of equipment. We did not use or generate any cash from investing activities for the six months ended June 30, 2015.

Net Cash Provided Used by Financing Activities

During the six months ended June 30, 2016 net cash used by financing activities was $367,265 which represented the proceeds from draws under the Financing Agreement, net of costs and repayments and the cash portion of the payment to Mr. Steel of the first year Earn Out Consideration. During the comparable period in 2015, we used $560,331 of cash in financing activities which is primarily attributable to the repayment of amounts due under the Financing Agreement.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

Changes in Internal Control over Financial Reporting.   During the second quarter of 2016 in an effort to remediate our material weaknesses in internal control over financial reporting we instituted further segregation of duties and we added additional level of review.  Other than these changes, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our acquisition of Steel Media, we have become dependent on revenues from a limited number of customers.  The decline in total revenues from a principal customer, or a change in margins from this customer, will adversely impact our results of operations in future periods so long as revenues from this customer represent a material portion of our total revenues.

For the six months ended June 30, 2016 revenues for one customer accounted for 62% of our total revenues and at June 30, 2016, three customers accounted for 80% of our accounts receivable.  For 2015 revenues from this customer accounted for 48% of our total revenues and at December 31, 2015, this customer accounted for 38% of our accounts receivable. While we have continued reporting revenues from this customer in the first half of 2016 a significant portion of sales to this customer have been made a significantly lower margins as a result of a change in the type of sales being generated. In an effort to mitigate the impact of these low margin revenues from this one customer, during the third quarter of 2016 we have taken several actions including hiring of additional sales personnel in an effort to broaden our customer base, internally reallocating our sales resources in an effort to broaden our product offerings to additional buy-side clients and exploring new channels of revenue.  Until such time as we are successful in returning our overall gross margins to hear historic levels, continuing sales to this customer at the significantly lower margin level could have material adverse impact on our results of operations and cash flows in future periods.

The terms of the Financing Agreement contain financial and operating terms which place significant operating demands on our company, may restrict our ability to efficiently operate our business, or could result in significant financial penalties. We are not in compliance with certain financial covenants.  If the lender were to assert an event of default, the lender could accelerate the amounts due under the Financing Agreement and we would be unable to operate our business as it is presently conducted.

As described elsewhere in this report, the terms of the Financing Agreement include ongoing requirements to, among other actions, meet financial covenants including minimum leverage and current ratios, and interest and fixed charge coverages.  The decline in cash flow from the historic Steel Media operations as a result of the concentration on sales to a buy-side customer at unfavorable margins is adversely impacting our ability to satisfy our obligations to the lender.  We are currently not in compliance with the financial ratios and we do not expect to regain compliance prior to December 31, 2016.  We are currently negotiating the terms of a forbearance agreement with Victory Park Management, LLC.  We expect that the terms of the forbearance agreement will provide that the lenders will not assert an event of default under the Financing Agreement related to our non-compliance with the financial ratios through December 31, 2016, and will require us to take certain actions to satisfy all amounts we owe under the Financing Agreement by December 31, 2016.  There are no assurances, however, that we will be successful in these efforts.  The Financing Agreement contains various other events of default. Upon default, remedies range from notice and cure, to acceleration of both principal and interest. In addition, our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. We do not presently have sufficient funds to satisfy these obligations nor do we have any firm commitments from any third parties to provide either debt or equity capital to us.  If we were unable to repay these obligations, the lender could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

As described elsewhere herein, we are not in compliance with various financial covenants under the terms of the Financing Agreement and we do not expect to regain compliance prior to December 31, 2016.  We are currently negotiating the terms of a forbearance agreement with Victory Park Management, LLC.  We expect that the terms of the forbearance agreement will provide that the lenders will not assert an event of default under the Financing Agreement related to our non-compliance with the financial ratios through December 31, 2016, and will require us to take certain actions to satisfy all amounts we owe under the Financing Agreement by December 31, 2016.  There are no assurances, however, that we will be successful in these efforts.  We do not presently have sufficient funds to satisfy this obligation should Victory Park Management, LLC accelerate all amounts we owe under the Financing Agreement.

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

SOCIAL REALITY, INC.

August 15, 2016	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 15, 2016	By:	/s/ Rahul Thumati
Rahul Thumati, Chief Financial Officer, principal financial and accounting officer