Form 10-Q
period 2016-09-30
SOCIAL REALITY, Inc.
filed 2016-11-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 001-37916

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

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  6,941,077 shares of Class A common stock are issued and outstanding as of November 11, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;

•

the terms of the Financing Agreement dated October 30, 2014, as amended, with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder ("Financing Agreement") and its impact on our business and operations;

•	our dependence on revenues from a limited number of customers;

•	the impact of our debt obligations on our liquidity and financial condition;

•	our ability to manage our relationships with our publishers;

•	risks associated with loss to access to the Facebook platform;

•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;

i

•	our dependence on our executive officers;

•	the continued appeal of Internet advertising;

•	risks related to possible future acquisitions;

•	the possible exercise of the put right by the holder of the warrant issued under the terms of the Financing Agreement (the "Financing Warrant");

•	the limited market for our Class A common stock;

•	risks associated with securities litigation;

•	our failure to meet financial performance guidance;

•	risks associated with material weaknesses in our internal control over financial reporting;

•	anti-takeover provisions of Delaware law;

•	the possible issuance of shares of our Class B common stock;

•	our failure to attract securities or industry analysts;

•	concentration of ownership by our management;

•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and

•	the terms of indemnification agreements with our executive officers and directors.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 16, 2016 and our subsequent filings. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this prospectus, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, the "third quarter of 2016" refers to the three months ended September 30, 2016, the "third quarter of 2015" refers to the three months ended September 30, 2015, "2015” refers to the year ended December 31, 2015, and “2016” refers to the year ending December 31, 2016.

All share and per share information contained in this report gives effect to the 1:5 reverse stock split of our Class A common stock effective September 20, 2016.

The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,241,230	$1,091,186
Accounts receivable, net	4,387,878	7,056,298
Prepaid expenses	227,878	309,436
Other current assets	6,488	36,090
Total current assets	8,863,474	8,493,010

Property and equipment, net of accumulated depreciation of $69,951 and $42,295	31,458	43,936
Goodwill	15,644,958	16,314,957
Intangibles assets – net	1,342,094	1,611,744
Prepaid stock based compensation	—	373,567
Other assets	34,659	34,659

Total assets	$25,916,643	$26,871,873

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$11,673,969	$5,138,807
Note payable, net of unamortized costs of $838,069 and $1,076,633	5,095,736	1,378,367
Unearned revenue	19,410	1,295
Contingent consideration payable to related party- current portion	—	7,585,435
Put liability	1,500,000	1,436,282
Total current liabilities	18,289,115	15,540,186

Notes payable, net of unamortized cost of $0 and $578,160	—	7,455,758

Total liabilities	18,289,115	22,995,944

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 6,663,662 and 5,622,052 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,664	5,622
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued and outstanding	—	—
Additional paid in capital	20,666,933	14,012,078
Accumulated deficit	(13,046,069)	(10,141,771)

Total stockholders' equity	7,627,528	3,875,929

Total liabilities and stockholders' equity	$25,916,643	26,871,873

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenues	$9,530,842	$7,390,238	$24,249,588	$22,173,095
Cost of revenue	6,986,834	3,296,144	16,430,204	10,697,062

Gross profit	2,544,008	4,094,094	7,819,384	11,476,033

Operating expense
General, selling and administrative expense	3,851,890	3,751,736	11,082,581	10,914,488
Impairment of goodwill	—	—	670,000	—

Income (loss) from operations	(1,307,882)	342,358	(3,933,197)	561,545

Other income (expense)
Write off of contingent consideration	—	—	3,744,496	—
Interest income (expense)	(1,067,964)	(1,000,898)	(2,715,598)	(2,858,955)
	(1,067,964)	(1,000,898)	1,028,898	(2,858,955)

Income (loss) before provision for income taxes	(2,375,846)	(658,540)	(2,904,299)	(2,297,410)

Provision for income taxes	—	—	—	—

Net income (loss)	$(2,375,846)	$(658,540)	$(2,904,299)	$(2,297,410)

Net loss per share, basic and diluted	$(0.40)	$(0.12)	$(0.49)	$(0.43)

Weighted average shares outstanding, basic and diluted	5,958,897	5,409,248	5,929,793	5,387,126

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Month Period Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,904,299)	$(2,297,410)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of stock based prepaid fees	373,567	475,839
Stock based compensation	610,397	626,539
Non-cash financing cost	274,695	—
Amortization of debt issue costs	816,705	925,612
PIK interest expense accrued to principal	447,738	279,216
Impairment of goodwill	670,000	-
Accretion of contingent consideration	(3,585,388)	692,674
Accretion of put liability	63,718	129,643
Depreciation and amortization	286,944	203,585
Bad debt expense	96,253	66,728
Changes in operating assets and liabilities:
Accounts receivable	(2,767,590)	(5,102,151)
Prepaid expenses	81,562	91,568
Other current assets	29,602	(15,132)
Other assets	—	(10,855)
Accounts payable and accrued expenses	6,355,103	2,833,564
Unearned revenue	18,115	(23,600)
Cash provided (used) by operating activities	867,122	(1,124,180)

Cash flows from investing activities:
Purchase of equipment	(4,816)	(30,657)
Cash used by investing activities	(4,816)	(30,657)

Cash flows from financing activities:
Sale of units	3,550,815	—
Sale of warrants	—	6,921
Proceeds from notes payable	2,100,000	1,500,000
Repayments of note payable	(1,763,077)	(1,162,519)
Payment of contingent consideration	(1,600,000)	—
Cash provided by financing activities	2,287,738	344,402

Net increase in cash	3,150,044	(810,435)
Cash, beginning of period	1,091,186	1,843,393
Cash, end of period	$4,241,230	$1,032,958

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,224,525	$718,119
Cash paid for taxes	—	—

Non-cash financial activities:
Proceeds paid by FastPay on behalf of the Company	$5,507,468	$—
Common stock issuance for payment of contingent consideration	$2,400,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Basis of Presentation

Social Reality, Inc. ("Social Reality", "we", "us" or the "Company") is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired all of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009, which began business in May of 2010, in exchange for 2,465,753 shares of our Class A and Class B common stock. The former members of Social Reality, LLC owned all of our common stock after the acquisition.

At Social Reality, we sell digital advertising campaigns to advertising agencies and brands. We have developed technology that allows brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to many different digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;
•	sale and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

The core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real-time bidding, or RTB, exchanges.  The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

•

SRAXmd is our ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

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

We offer our customers a number of pricing options including cost-per-thousand-impression, or "CPM", whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

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

SEPTEMBER 30, 2016 AND 2015

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

These interim financial statements as of and for the three and nine months ended September 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future period. All references to September 30, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company's annual report on Form 10-K filed with the SEC on March 16, 2016.

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by GAAP. Certain items have been reclassified to conform to the current period presentation.

Effect of Reverse Stock Split on Presentation

On September 20, 2016, the Company completed a reverse stock split.  The principal reason for the reverse stock split was to facilitate the up-listing of our Class A common stock to the NASDAQ Capital Market which has a minimum market (bid) price requirement for new applicants of $4.00 per share.

As a result of the reverse stock split, each five shares of the Company's Class A common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of its Class A common stock on the effective date of the reverse stock split. No fractional shares of Class A common stock were issued to any stockholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split were rounded up to the nearest whole share. On the effective date of the reverse stock split, all outstanding options and warrants to purchase shares of the Company's Class A common stock were proportionally adjusted based upon the split ratio and became exercisable into one-fifth of the number of shares of the Company's Class A common stock as it was prior to the reverse stock split at an exercise price which is five times the exercise price prior to the reverse stock split.

After the effective date of the reverse stock split, each certificate representing shares of pre-reverse stock split Class A common stock was deemed to represent one-fifth of a share of the post-reverse stock split Class A common stock, subject to rounding for fractional shares, and the records of the Company's transfer agent, Transfer Online, Inc., were adjusted to give effect to the reverse stock split. Following the effective date of the reverse stock split, the share certificates representing the pre-reverse stock split Class A common stock continue to be valid for the appropriate number of shares of post-reverse stock split Class A common stock, adjusted for rounding.

These condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control and through the date of disposition, if any.

Use of Estimates

GAAP requires management of the Company to make estimates and assumptions in the preparation of these condensed consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of liabilities. The accounting policies for these areas are discussed elsewhere in these unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists; no significant Company obligations remain; collection of the related receivable is reasonably assured; and the fees are fixed or determinable. The Company acts as a principal in revenue transactions as the Company is the primary obligor in the transactions. As such, revenue is recognized on a gross basis, and media and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $231,695 and $135,442 at September 30, 2016 and December 31, 2015, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in the United States. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The uninsured cash bank balances were approximately $4.2 million at September 30, 2016. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At September 30, 2016, two customers accounted for more than 10% of the accounts receivable balance, for a total of 50%. For the nine months ended September 30, 2016 one customer accounted for 49% of total revenue. At September 30, 2015, two customers accounted for more than 10% of the accounts receivable balance, for a total of 61%. For the nine months ended September 30, 2015 one customer accounted for 50% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2016 and December 31, 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets of three to seven years.

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

Intangible assets

Intangible assets consist of intellectual property and a non-complete agreement and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to six years.

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

Goodwill and change to annual impairment testing period

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Goodwill is considered to have an indefinite life.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The Company has historically performed its annual goodwill and impairment assessment on September 30th of each year; however, due to the elimination of the need to internally maintain certain segregated accounting records of the Steel Media business that occurred in the third quarter of 2016, following the determination that the second year Earn Out Consideration would not be achieved (See Note 2), this was reevaluated by the Company.  Further, given the seasonal and cyclical nature of advertising sales in general, timing of the Company’s annual budgeting process, and the short-term nature of the Company’s advertising sales contracts, it was determined that it would be more effective and efficient to conduct the annual impairment analysis instead at December 31st of each year.  This would also better align the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter.  The Company does not believe this change will have any material impact on its consolidated financial statements, and continues to evaluate potential interim impairment to goodwill consistent with its historical practices.

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

In the first step of the two-step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

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

During the nine months ended September 30, 2016, we determined that a portion of the goodwill assigned to Steel Media acquisition has become impaired. Accordingly, we recorded a goodwill impairment charge of $670,000 for the nine months ended September 30, 2016. The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach using discounted cash flow model using revenue and profit forecasts.  No additional impairment of goodwill has been recorded in the three months ended September 30, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded in either the nine months ended September 30, 2016 or 2015.

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

There were 2,912,069 common share equivalents at September 30, 2016 and 2,796,803 at September 30, 2015. For the nine months ended September 30, 2016 and 2015 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Liquidity

The Company had an accumulated deficit at September 30, 2016 of $(13.0) million. As of September 30, 2016, we had approximately $4.2 million in cash and cash equivalents and a deficit in working capital of $(9.4) million as compared to $(1.1) million in cash and cash equivalents and a deficit in working capital of $(7.0) million at December 31, 2015. The Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months. In addition, management plans to continue as a going concern could also include raising additional capital through borrowing and/or additional sales of equity or equity linked securities.

Recently Issued Accounting Standards

In  October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

•

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is still currently evaluating the full impact of the adoption of this standard on its consolidated financial statements.  However, given revenue recognition practices already in place, it does not appear likely that this will have a material impact on the Company’s future presentation of consolidated financial statements.

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

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 2 – ACQUISITIONS.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media, a California corporation ("Steel Media"), from Richard Steel pursuant to the terms and conditions of a stock purchase agreement, dated October 30, 2014, by and among the Company, Steel Media and Mr. Steel (the "Stock Purchase Agreement").

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20.0 million, consisting of: (i) a cash payment at closing of $7.5 million; (ii) a cash payment of $2.0 million which is being held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2.5 million (the "Note") which was secured by 477,373 shares of our Class A common stock (the "Escrow Shares"); and (iv) earn out payments of up to $8 million (the "Earn Out Consideration").

The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4.0 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 256,754 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. The Company determined the Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016. As a result, the Company reversed the second earn out liability of $3.5 million during nine months ended September 30, 2016.  At September 30, 2016, we did not record a liability for the Earn Out Consideration. At December 31, 2015, we recorded $7.6 million associated with the first and second earn out periods.

Acquisition of Five Delta, Inc.

On December 19, 2014, we acquired 100% of the outstanding capital stock of Five Delta, Inc., a Delaware corporation ("Five Delta"), in exchange for 120,000 shares of our Class A common stock pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 (the "Five Delta Agreement") by and among Social Reality, Five Delta and the stockholders of Five Delta. The acquisition price was $756,000.

NOTE 3 – NOTES PAYABLE.

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered into a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The Financing Agreement provides for borrowings of up to $20.0 million to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of the assets of the Company and its subsidiaries (including Steel Media) and a pledge of 100% of the equity interests of each domestic subsidiary of the Company pursuant to the terms of a pledge and security agreement (the "Pledge and Security Agreement") entered into by the Company on the Financing Agreement Closing Date (which was joined by Steel Media immediately after the Company's acquisition of Steel Media). The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes (the "Financing Notes") issued pursuant to the Financing Agreement, including the note issued to the lender thereunder in the original aggregate principal amount of $9.0 million on the Financing Agreement Closing Date (the "Initial Financing Note") and the subsequent notes described below, bear interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieves a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement are scheduled to mature on October 30, 2017, with scheduled quarterly payment dates commencing December 31, 2014. Proceeds from the Initial Financing Note issued on the Financing Agreement Closing Date were used to finance, in part, the Company's acquisition of Steel Media as described in Note 2.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

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

On July 6, 2015, we borrowed an additional $1.5 million pursuant to the Financing Agreement. The loan funded on July 8, 2015. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1.5 million. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement for working capital.

On October 26, 2015, we borrowed an additional $1.4 million pursuant to the Financing Agreement. The loan funded on October 26, 2015. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1.4 million.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the Note due Richard Steel described in Note 2, and for working capital.

On January 26, 2016, we borrowed an additional $1.6 million pursuant to the financing agreement with Victory Park Management, LLC. The loan funded on January 28, 2016. In connection therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1.6 million.  The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as a portion of the payment to Mr. Richard Steel of the first year Earn Out Consideration described in Notes 2 and 6.

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

For the nine months ended September 30, 2016, we made principal payments of approximate $6.7 million.

Notes payable consists of the following:

	September 30, 2016	December 31, 2015

Current portion of note payable	$5,933,805	$2,455,000
Non-current portion of note payable	—	8,033,898
Total note payable including PIK interest	5,933,805	10,488,898
Less deferred financing costs	(838,069)	(1,654,773)
Notes payable and PIK interest accrued, net of deferred costs	$5,095,736	$8,834,125

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

During the three months ended September 30, 2016 and 2015, $206,287 and $102,250, respectively, were recorded as PIK interest expense.  During the nine months ended September 30, 2016 and 2015, $447,737, and $279,216, respectively, were recorded as PIK interest expense.

Pursuant to the Financing Agreement dated October 31, 2014, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock in excess of 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1.5 million. We have recorded the put liability at its present value of $1.5 million at September 30, 2016.

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

Activity for the put liability during the nine months ended September 30, 2016 was:

	December 31, 2015	Activity During the Period	Accretion in Value	September 30, 2016
Put liability	$1,436,282	$—	$63,718	$1,500,000
Total	$1,436,282	$—	$63,718	$1,500,000

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

We incurred a total of $3.1 million of costs related to the Financing Agreement. These costs will be amortized to interest expense over the life of the debt. During the three months ended September 30, 2016 and 2015, $250,100 and $297,242, respectively of debt issuance costs were amortized. During the nine months ended September 30, 2016 and 2015, $816,705 and $(925,612), respectively of debt issuance costs were amortized. As of September 30, 2016 and December 31, 2015, capitalized debt costs had a balance of $838,069 and $1.6 million, respectively.

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

In anticipation that the Company would not be in compliance with one or more of these financial covenants under terms of the Financing Agreement by the second or third quarter of 2016, we advised the Agent.  On August 22, 2016, we entered into a Forbearance Agreement with the Agent (the “Forbearance Agreement”).

Under the terms of the Forbearance Agreement, until the earlier of either the expiration of the Forbearance Period, which is defined to mean the date when all conditions of the agreement have been satisfied, or the Forbearance Termination Date of January 1, 2017,  the lenders have agreed not to take any actions, including declaring an event of default or otherwise accelerating the obligations owed under the Financing Agreement, related to our failure solely to comply with the financial covenants for the periods ended June 30, 2016 and September 30, 2016.  During the Forbearance Period, beginning on July 1, 2016 the PIK interest rate of the outstanding amounts due under the Financing Agreement increased by 3% per annun to 7% per annum.  Our monthly cash interest payments remain unchanged at 10% per annum.  We are also required to pay all amounts due under the Financing Agreement on or before December 31, 2016.  We agreed to pay a forbearance fee of $115,322 together with legal fees of the lender’s counsel not to exceed $25,000.

At September 30, 2016, we had $5.93 million outstanding under the Financing Agreement.

Financing and Security Agreement with Fast Pay Partners, LLC

On September 19, 2016, the Company executed a Financing and Security Agreement dated September 14, 2016, as amended by Amendment No. 1 also dated September 14, 2016 (collectively, the "FastPay Agreement"), with FastPay Partners LLC (“FastPay”) creating an accounts receivable-based credit facility.

Under the terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase the Company's eligible accounts receivables. Upon any acquisition of accounts receivable, FastPay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $8.0 million in advances. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. The Company is subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to increase to 50% for its larger customer.

The Company will be obligated to repurchase accounts remaining uncollected after a specified deadline, and FastPay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Company's obligations under the FastPay Agreement are secured by a first position security interest in its accounts receivable, deposit accounts and all proceeds therefrom.

The FastPay Agreement contains covenants that are customary for agreements of this type and are primarily related to accounts receivable and audit rights. The Company is also required to provide FastPay with 30 day notice of any transaction that results, or would result in, a “change of control” as defined in the FastPay Agreement.  The failure to satisfy covenants under the FastPay Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the FastPay Agreement and/or the acceleration of the Company's obligations. The FastPay Agreement contains provisions relating to events of default that are customary for agreements of this type.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 3 – NOTES PAYABLE (continued).

The FastPay Agreement has an initial one-year term and automatically renews for successive one-year terms thereafter, subject to earlier termination by written notice by the Company, provided that all obligations are paid and the payment of an early termination fee.

The initial advance under the FastPay Agreement was approximately $5.5 million and the Company used substantially all of this amount to reduce the obligations outstanding under the Financing Agreement, as amended, with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders.  Additional proceeds available to the Company under the FastPay Agreement will be used for working capital.

The proceeds from the initial advance under the FastPay Agreement were paid directly to Victory Park Management.  As such, these transactions are presented as non-cash financing activities in the Supplemental Schedule of Cash Flow Information in the Company’s consolidated financial statements.

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

On August 16, 2013, our Board of Directors approved a Certificate of Designations, Rights and Preferences pursuant to which it designated a series consisting of 200,000 shares of its blank check preferred stock as Series 1 Preferred Stock. The designations, rights and preferences of the Series 1 Preferred Stock are as follows:

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

SEPTEMBER 30, 2016 AND 2015

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

On February 23, 2016, our Board of Directors approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of our Class A common stock for grants under this plan.  The terms of the 2016 Plan, which is administered by our Board of Directors, are identical to those of our 2012 Plan and 2014 Plan. We have reserved 600,000 shares of our Class A common stock for awards under the 2016 Plan.

Common Stock

During January 2016 and February 2016, we received aggregate proceeds of $500,000 from the sale of 100,000 shares of our Class A common stock.

During January 2016, we issued 256,754 shares of Class A common stock, valued at $2.4 million, to Richard Steel as partial payment of the first year Earn Out Consideration.

During February 2016, we issued 6,786 shares of Class A common stock, valued at $47,500, to members of our board of directors for services.

On February 23, 2016, we issued an aggregate of 10,000 shares of our Class A common stock valued at $70,000 as partial compensation for services under the terms of a consulting agreement.

On August 16, 2016, we issued 3,077 shares of our Class A common stock valued at $20,000 to a new member of our board of directors for services.

On September 22, 2016, we issued 6 shares of our Class A common stock as a result of rounding in connection with the reverse stock split.

On September 30, 2016, we sold an aggregate of 665,000 units of its securities to 14 accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $3.3 million.  Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share.  We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the warrants included in the units sold in this offering, together with the shares of our Class A common stock underlying the Placement Agent Warrants.  In the event we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the warrant for a period of at least 60 days following the delivery by us of a suspension notice, then the warrants are exercisable on a cashless basis. T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering. We paid the placement agent commissions totaling $266,000 and agreed to issue it three year warrants Placement Agent Warrants to purchase 53,200 shares of our Class A common stock at an exercise price of $7.50 per share.  T.R. Winston & Company, LLC has reallocated a portion of the commissions and Placement Agent Warrants to a selected dealer member of the selling group. We also agreed to pay T.R. Winston & Company, LLC a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units.  We used $2.0 million of the net proceeds received by us in this offering to further reduce our obligations which are outstanding under the Financing Agreement, as amended, with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders.  We will use the balance of the proceeds for general working capital.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (continued).

Stock Awards

In February 2016, we granted an aggregate of 6,786 shares of our Class A common stock awards to four directors. The shares were vested upon grant. We recorded $47,500 of compensation expense related to these awards.

In April 2016, we granted a total of 20,000 shares of our Class A common stock awards to an employee.  During the three and nine months ended September 30, 2016, we have recorded a total of $20,750 and $38,042; respectively, as compensation expense related to these awards.

During the nine months ended September 30, 2016, we recorded expense of $250,088 related to stock awards granted in prior years. During the nine months ended September 30, 2015, we recorded expense of $364,800 related to stock awards granted in prior years.

During the three months ended September 30, 2016 and 2015, we recorded expense relating to stock awards granted in prior years of $40,834 and $60,458, respectively.

Awards in the amount of 6,000 common shares were forfeited during 2016.

Stock Options and Warrants

During nine months ended September 30, 2016, we granted an aggregate of 30,000 stock options to one employee. The options will vest over three years. The options have an exercise price of $1.33 per share and a term of five years. These options have a grant date fair value of $1.07 per option, determined using the Black Scholes method based on the following assumptions: (1) risk free interest rate of 0.35%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 115%; and (4) an expected life of the options of 5 years. We have recorded an expense for the options of $2,671 and $3,116 for the three and nine months ended September 30, 2016, respectively.

During the three months ended September 30, 2016 and 2015, we recorded expense of $66,588 and $2,726 respectively, related to stock options granted in the prior years but vested in current period. During nine months ended September 30, 2016 and 2015, we recorded expense of $181,650 and $142,456, respectively, relating to stock options granted in the prior years but vested in current period.   There were no new grants of stock options made in the third quarter of 2016.

Awards in the amount of 42,000 options were forfeited during 2016.

On September 19, 2016, the Company extended the expiration date of common stock purchase warrants issued and sold in 2013 to purchase an aggregate of 642,000 shares of its Class A common stock at an exercise price of $5.00 per share from between October 8, 2016 and November 6, 2016 to March 31, 2017, for which, the Company applied ASC 718-20-35-3 modification of equity-classified contracts and therefore the incremental fair value from the modification (the change in the fair value of the instrument before and after the modification) of $274,695 is recognized as an expense in the income statement to the extent the modified instrument has a higher fair value.

Reverse Stock Split

On September 20, 2016, the Company completed a reverse stock split. The principal reason for the reverse stock split was to facilitate the up-listing of our Class A common stock to the NASDAQ Capital Market which has a minimum market (bid) price requirement for new applicants of $4.00 per share.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (continued).

As a result of the reverse stock split, each five shares of the Company's Class A common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of its Class A common stock on the effective date of the reverse stock split. No fractional shares of Class A common stock were issued to any stockholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split were rounded up to the nearest whole share. On the effective date of the reverse stock split, all outstanding options and warrants to purchase shares of the Company's Class A common stock were proportionally adjusted based upon the split ratio and became exercisable into one-fifth of the number of shares of the Company's Class A common stock as it was prior to the reverse stock split at an exercise price which is five times the exercise price prior to the reverse stock split.

After the effective date of the reverse stock split, each certificate representing shares of pre-reverse stock split Class A common stock was deemed to represent one-fifth of a share of the post-reverse stock split Class A common stock, subject to rounding for fractional shares, and the records of the Company's transfer agent, Transfer Online, Inc., were adjusted to give effect to the reverse stock split. Following the effective date of the reverse stock split, the share certificates representing the pre-reverse stock split Class A common stock continue to be valid for the appropriate number of shares of post-reverse stock split Class A common stock, adjusted for rounding.

These condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

NOTE 5 – INTANGIBLE ASSETS.

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
	2,006,000	2,006,000
Accumulated amortization	(663,906)	(394,256)
Carrying value	$1,342,094	$1,611,744

Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended September 30, 2016. Amortization expense was $113,400 for intellectual property and $156,250 for the non-compete agreement for the nine months ended September 30, 2016.  No amortization expense for intellectual property was recorded for the three and nine months ended September 30, 2015. Amortization expense was $190,972 for the non-compete agreement for the three and nine months ended September 30, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS.

We are obligated to Mr. Steel for contingent Earn Out Consideration of up to $8.0 million incurred in connection with the acquisition of Steel Media, as described in Note 2 upon Steel Media meeting certain EBITDA measurements. The Company had initially recorded the liability at its present value of $6.6 million. Changes in the value will be recorded through the statement of operations. The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4 million, of which $1.6 million was paid in cash and the balance was paid through the issuance of 256,754 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. As discussed in Note 2, during the nine months ended September 30, 2016 the Company determined the Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016.  The Company determined the fair value of the second Earn Out Consideration to be zero as of September 30, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued).

Activity for the contingent consideration payable was:

	September 30,	December 31,
	2016	2015

Balance, beginning of year	$7,585,435	$6,732,123
Accretion in value	159,061	853,312
Payment made	(4,000,000)	—
Reversal of second year Earn Out Consideration	(3,744,496)	—
Balance, September 30 2016	$—	$7,585,435

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015

Accounts payable, trade	$9,757,195	$3,003,642
Accrued expenses	1,178,919	45,450
Accrued compensation	182,896	659,262
Accrued commissions	554,959	1,430,453
Total	$11,673,969	$5,138,807

The increase in accounts payable for the period ending September 30, 2016 was primarily due an increase in cost of goods sold due on higher revenue for the period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES.

Operating Leases

The Company leases offices under operating leases with lease terms which expire through September 30, 2021. Rent expense for office space amounted to $200,584 and $118,343 for the nine months ended September 30, 2016 and 2015, respectively.  Rent expense for office space amounted to $73,385 and $42,322 for the three months ended September 30, 2016 and 2015, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued).

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

NOTE 9 – SUBSEQUENT EVENTS.

On October 13, 2016, the Company's Class A common stock began trading on The NASDAQ Stock Market LLC under the symbol "SRAX."

On October 14, 2016 Mr. Rahul Thumati resigned as the Chief Financial Officer of the Company and we appointed Mr. Joseph P. ("JP") Hannan as our Chief Financial Officer. Mr. Hannan entered an Employment Agreement with the Company, the term of which extends until such time as either party chooses to terminate his employment with the Company. Under the terms of the Employment Agreement, Mr. Hannan's compensation includes:

•

an annual base salary of $200,000;

•

an annual bonus of $100,000, payable in equal quarterly installments beginning on April 1, and subject to the timely filings of our periodic reports;

•

an annual bonus of a restricted stock grant of $100,000 in value of shares of the Company's Class A common stock on each annual anniversary date of the Employment Agreement, also subject to the timely filings of our periodic reports, subject to continued employment;

•

a one time restricted stock award of 100,000 shares of the Company's Class A common stock, vesting 50,000 shares on October 14, 2017 and 50,000 shares on October 14, 2018, subject to continued employment; and

•

annual paid time off of 30 days per year.

Mr. Hannan is entitled to participate in all benefit programs it offers its other executive officers and expense reimbursement. Upon termination of the agreement by either party, regardless of the reason, he is not entitled to any additional compensation. The Employment Agreement with Mr. Hannan contains customary confidentiality, non-disclosure and noninterference provisions.

In connection with Mr. Thumati's resignation, on October 14, 2016 the Company entered into Separation and Release Agreement with Mr. Thumati pursuant to which it agreed to pay him a severance amount of $180,000 and he forfeited all rights to vested and unvested stock awards. The agreement contained customary cross general releases, confidentiality and trade secret clauses.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS (continued).

On October 31, 2016, the Company sold an aggregate of 255,000 units of its securities to nine accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $1.3 million. This was the final closing of a private placement commenced in September 2016. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share. We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the warrants included in the units sold in this offering, together with the shares of our Class A common stock underlying the Placement Agent Warrants. In the event we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the warrant for a period of at least 60 days following the delivery by us of a suspension notice, then the warrants are exercisable on a cashless basis.

On October 3, 2016, we made an additional principal repayment to Victory Park in the amount of $2.0 million, bringing our current note payable balance to date to approximately $3.9 million.

T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering and received, in lieu of a cash placement agent commission totaling $109,956, and in reimbursement of certain expenses, 22,392 units in the offering. We also agreed to issue it three year warrants Placement Agent Warrants to purchase 15,200 shares of our Class A common stock at an exercise price of $7.50 per share. T.R. Winston & Company, LLC also reallocated a portion of the gross placement agent commissions and Placement Agent Warrants to a selected dealer member of the selling group resulting in the payment by us of a cash commission of $2,000 and the issuance of an additional 400 Placement Agent Warrants. We also agreed to pay T.R. Winston & Company, LLC a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units. We are using the net proceeds for general working capital.

On November 14, 2016 the Company entered into an Advisory Agreement with kathy ireland Worldwide LLC ("kiWW"). Under the terms of this agreement, which expires on December 31, 2018, the Company engaged kiWW to provide a variety of advisory and consulting services to the Company, including (i) if the Company forms an Advisory Committee of independent, third party brand, marketing and/or consumer product C-level executives, to serve on such committee on terms no less favorable than the highest compensated person on such committee, (ii) as an advisor, hold the non-executive designation of Chief Branding Advisor, and (iii) provide reasonable input to the Company on various aspects of corporate branding, and (iv) use good faith efforts to introduce the Company to potential business customers. As compensation for such services, the Company will issue kiWW 100,000 shares of its Class A common stock on January 2, 2017 and reimburse kiWW for expenses incurred in connection with the services to be provided to the Company. The agreement contains customary confidentiality and indemnification provisions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2015, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the real-time bidding, or RTB, exchanges. The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

•

SRAXmd is our ad targeting and data platform for healthcare brands, agencies and medical content publishers. Healthcare and pharmaceutical publishers utilize the platform for yield optimization, audience extension campaigns and re-targeting of their healthcare professional audience. Agencies and brands purchase targeted digital and mobile ad campaigns;

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

We offer our customers several pricing options including cost-per-thousand-impression, whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

In 2015 we completed the technology needed to both operate the buy side of our SRAX platform and the buy side of SRAXmd, and launched our SRAX APP which we expect to begin contributing to our revenues in during the second half of 2016. The SRAX APP is a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook, Instagram, YouTube and Twitter that are relevant to their content.

During the fourth quarter of 2016 we have continued to enhance all of our technology offerings and expand our sales force.  In the fourth quarter of 2016 we launched the SRAX Social platform. The initial response was favorable and we expect to begin actively marketing the offering before the end of the year.  Our efforts are focused on the continued growth of our sales and marketing efforts of these platforms, with the goal of eliminating the dependence on revenues from a limited number of customers.

Results of operations

Selected Consolidated Financial Data

	Third Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	change	2016	2015	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$9,530,842	$7,390,238	29.0%	$24,249,588	$22,173,095	9.4%
Cost of revenue	6,986,834	3,296,144	113.3%	16,430,204	10,697,062	54.0%
Gross margin percentage	26.6%	55.4%	(52.7)%	32.1%	51.8%	7.3%
Operating expenses	3,851,890	3,751,736	1.5%	11,752,581	10,914,488	4.8%
Operating income (loss)	(1,307,882)	342,358	(482.0)%	(3,933,197)	561,545	(800.4)%
Other income (expense)	(1,067,964)	(1,000,898)	(6.7)%	1,028,898	(2,858,955)	(136.0)%
Net income (loss)	$(2,375,846)	$(658,540)	(260.8)%	$(2,904,299)	$(2,297,410)	(26.4)%

Revenue

The increase in our revenues during the three and nine months ended September 30, 2016 from the comparable periods in 2015 reflect an increase in revenues from our SRAX buy side and sell side clients and media bought and sold as well as continuing growth in SRAXmd.  These increases are offset by a continued decline in revenues from a significant Steel Media customer at significantly reduced margins.  In continuation of the trend during the 2016 periods, revenues from this historic Steel Media customer during the third quarter and first nine months of 2016 continued to account for a significant portion of our total revenues during the first nine months of 2016.  Early in the third quarter of 2016 we took several actions including hiring of additional sales personnel in an effort to broaden our customer base, internally reallocating our sales resources in an effort to broaden our product offerings to additional buy-side clients and exploring new channels of revenue.  During the latter part of the third quarter of 2016 we began to see the effects of these efforts to mitigate the impact of these low margin revenues on our overall operating results.  Subsequent to September 30, 2016 we have both expanded our product offerings to our buy-side clients, ceased providing the high-volume, low margin business to this historic Steel Media client and now only offer it industry standard margin solutions.  With the growth of our revenues coming from other areas of our business we do not expect that the loss of low-margin revenues from this client will adversely impact our expected overall revenue growth in the fourth quarter of 2016.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 98% of cost of revenue was attributable to payments to website publishers and other media providers for the third quarter of 2016 and the nine months ended September 30, 2016 as compared to 99% in each of the third quarter of 2015 and the nine months ended September 30, 2015.   The balance was attributable to labor costs and project and application design costs. During the third quarter of 2016 and the nine months then ended our gross margin declined substantially as a result of an increase in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of revenue increased to 73.8% for the third quarter of 2016 and 67.9% for the nine months ended September 30, 2016 as compared to 44.6% and 48.2%, respectively, for the comparable periods in 2015. These increases were due to the percentage of our overall lower-margin revenues attributable to the significant Steel Media customer.  During the third quarter of 2016 and the nine months ended September 30, 2016 revenues from this customer accounted approximately 24.6% and approximately 30.6%, respectively, of our total revenues.  As lower margin sales to this customer are reduced during the fourth quarter of 2016 and into 2017 we expect that our margins will begin to return to historic levels.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our operating expense decreased approximately 1% in both the third quarter of 2016 and the nine months then ended from the comparable periods in 2015.  The decrease in the 2016 periods is primarily attributable to reductions in salaries, commissions and payroll expenses which was offset by an impairment of goodwill recorded in the acquisition of Steel Media in the amount of $670,000 during the second quarter of 2016.

We have recently expanded our sales force in conjunction with our efforts to increase our sales on higher margin product offerings.  During the fourth quarter of 2016 we also completed the uplisting of our Class A common stock to the Nasdaq Capital Market.  We expect that our operating expense will increase in future quarters commensurate with the expected growth of our business and increased costs associated with our status as an exchange listed public company.

Other income (expense)

Interest expense in the third quarter and first nine months of 2016 and 2015 represents interest under notes issued pursuant to the Financing Agreement and factoring fees, amortization of debt costs and the accretion of the put liability under the Financing Agreement.  In addition, interest expense in the 2015 periods also includes the costs associated with the note issued to Mr. Steel as partial consideration for the purchase of Steel Media described elsewhere in this report. Interest expense increased 6.7% for the third quarter of 2016 as compared to the third quarter of 2015, but decreased 5% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in interest expense in the third quarter of 2016 is attributable to the higher rate of interest due under the Forbearance Agreement.  The decrease in interest expense for the nine months ended September 30, 2016 reflects the satisfaction of the note to Mr. Steel in October 2015, offset by interest associated with increased borrowings under the Financing Agreement during 2015 and the first quarter of 2016.  Subsequent to September 30, 2016 we further reduced our obligations under the Financing Agreement and we expect that our overall interest expense during the balance of 2016 will continue to decline as our factoring arrangement significantly reduces our cost of capital.

For the nine months ended September 30, 2016, write-off of contingent consideration represents the reversal of the second Earn Out Consideration of $3.7 million which Mr. Steel would have been entitled to receive as described elsewhere herein.  This non-cash item is considered a one-time occurrence and is not considered part of normal operations.

Non-GAAP financial measures

We use Adjusted net (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses. During the nine months ended September 30, 2016 we also excluded the one-time adjustment related to the reversal of the possible future contingent payment to Mr. Steel for the second year Earn Out Consideration as described elsewhere herein, together with an impairment in a portion of the carrying value of the goodwill for Steel Media which we recorded in conjunction with our acquisition of that company in 2014.  We believe the presentation of Adjusted net (loss) and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net (loss) and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net (loss) and Adjusted EBITDA is net (loss). The following is a reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2016	2015	2016	2015
Net income (loss)	$(2,376)	$(658)	$(2,904)	$(2,297)
plus:
Equity based compensation	207	237	984	1,102
Adjusted net (loss)	$(2,169)	$(421)	$(1,920)	$(1,195)
Reversal of contingent consideration	—	—	(3,744)	—
Impairment of goodwill	—	—	670	—
Adjust value of warrants	275	—	275	—
Interest expense	1,066	1,001	2,714	2,859
Depreciation and amortization	94	194	287	204
Adjusted EBITDA	$(734)	$774	$(1,719)	$1,868

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  We had an accumulated deficit at September 30, 2016 of $13.0 million. As of September 30, 2016, we had approximately $4.2 million in cash and cash equivalents and a working capital deficit of $9.4 million as compared to $1.1 million in cash and cash equivalents and a working capital deficit of $7.04 million at December 31, 2015. Our current assets increased 4.4% at September 30, 2016 as compared to December 31, 2015 which is primarily attributable to a decrease in accounts receivable as a result of our factoring arrangement offset by an increase in cash.  Our current liabilities increased 17.9% at September 30, 2016 as compared to December 31, 2015 which is primarily the result of an increase in accounts payable and accrued expenses due to increased cost of sales due on higher revenue and the reclassification of notes payable, net from long-term liabilities to current liabilities as a result of the accelerated due date under the Forbearance Agreement described below, together with additional borrowings during 2016 under the Financing Agreement and scheduled increases in payment under the terms of the agreement.  These increases were offset by the decrease in contingent consideration, which represents the payment of the first year Earn Out Consideration Mr. Steel in January 2016 and the reversal of the accrual for the second year Earn Out Consideration as described elsewhere herein.

Our principal sources of operating capital have historically been equity and debt financing. During the fourth quarter of 2014 we entered into the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders which is elsewhere herein. The Financing Agreement provides for borrowings of up to $20 million. Our obligations to Victory Park Management, LLC are secured by a first priority, perfected security interest in substantially all of our assets (other than accounts receivable), including those of our subsidiaries, and a pledge of 100% of the equity interests of each of our domestic subsidiaries pursuant to the terms of a Pledge and Security Agreement. As of September 30, 2016, we owed $5.1 under the Financing Agreement.

The terms of the Financing Agreement require us to maintain certain financial covenants, including leverage ratios, senior leverage ratios, fixed charge coverage ratios, interest coverage ratios and minimum current ratios.  We are not in compliance with these ratios and in August 2016 we entered into a Forbearance Agreement with Victory Park Management, LLC.  Under the terms of the Forbearance Agreement, until the earlier of either the expiration of the Forbearance Period, which is defined to mean the date when all conditions of the agreement have been satisfied, or the Forbearance Termination Date of January 1, 2017, the lenders and Victory Park Management, LLC have agreed not to take any actions, including declaring an event of default or otherwise accelerating the obligations owed under the Financing Agreement, related to our failure solely to comply with the financial covenants for the periods ended June 30, 2016 and September 30, 2016.  During the Forbearance Period, beginning on July 1, 2016 the PIK interest rate of the outstanding amounts due under the Financing Agreement increased by 3% per annun to 7% per annum.  Our monthly cash interest payments remain unchanged at 10% per annum.  In September 2016, we reduced our obligations under the Financing Agreement by $5.3 million through the allocation of the initial amounts drawn under the factoring agreement described below and utilizing a portion of the proceeds of the sale of our securities as hereinafter described.  At November 1, 2016, the remaining balance under the Financing Agreement is approximately $4 million.  We are required to pay all amounts due under the Financing Agreement on or before December 31, 2016.

The initial net effect of the required payments under the Financing Agreement was anticipated to equal the majority of the cash flow generated from Steel Media’s operations. As a result of the decline in margins to a certain buy-side client discussed elsewhere herein, cash flow from Steel Media's operations has significantly declined which is requiring us to allocate cash flow from other operations to satisfy these required payments under the Financing Agreement.  This reallocation of cash, combined with the reduction in margins on certain of the historic Steel Media clients, adversely impacted our cash flow.  During the third quarter of 2016 we entered into the Financing and Security Agreement with Fast Pay as described Note 3 to the notes to our unaudited condensed consolidated financial statements appearing elsewhere herein.  Under this factoring line, which is secured by a first position security interest in our accounts receivable, we may sell and assign eligible accounts receivable to the factor in exchange for advances made to us.

In addition, in September 2016 and October 2016 we received $4.6 million in gross proceeds through the sale of our equity securities as described elsewhere in this report.  We used $2.0 million of the net proceeds from the closing in September 2016 to further reduce our obligations under the Financing Agreement, and are using the balance of the proceeds for working capital.

We do not have any commitments for capital expenditures.

Other than cash generated from operations and the unused availability under the Fast Pay agreement, we do not have any external sources of liquidity. While the Financing Agreement provides that we can borrow up to $20.0 million, based upon our non-compliance with the financial ratios and the accelerated due date of the obligation to December 31, 2016, we do not expect that the lender will consent to any additional draws under the Financing Agreement.  In additional, this obligation matures on December 31, 2016.  We are exploring a number of options related to this obligation, including refinancing with a third party, raising additional capital, utilizing availability under the factoring line, or a combination of any of these options.  If we should fail to pay the obligation, or extend the due date, an event of default would occur.  Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $867,122 during the nine months ended September 30, 2016 compared to net cash used in operating activities of $(1.1 million) for the comparable period in 2015. The period to period change was primarily attributable to a decrease in accounts receivable of $2.2 million, an increase in accounts payable and accrued expenses of $6.4 million, and a decrease in amortization of debt issue costs (non-cash) of $816,704.

Net Cash Provided Used in Investing Activities

During the nine months ended September 30, 2016 net cash used in investing activities was $4,816 as compared to $30,657 during the nine months ended September 30, 2015.  In both periods cash used was associated with the purchase of equipment.

Net Cash Provided Used by Financing Activities

During the nine months ended September 30, 2016 net cash used by financing activities was $2.3 million which represented the proceeds from the sale of securities and draws under the Financing Agreement, net of costs and repayments and the cash portion of the payment to Mr. Steel of the first year Earn Out Consideration. During the comparable period in 2015, we were provided $344,402 of cash in financing activities which is primarily attributable to a $1.5 million draw in July 2015 from Victory Park under the Financing Agreement.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2015.  During the first quarter of 2016 we engaged a full-time Chief Financial Officer.  We expect to remediate all material weaknesses in our internal control over financial reporting prior to the end of 2016.

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

Our debt obligations currently include notes issued under the Financing Agreement and there is an aggregate principal amount of $4 million outstanding at November 1, 2016.  These notes mature on December 31, 2016.  While we are exploring a number of options related to this obligation, including refinancing with a third party, raising additional capital, utilizing availability under the factoring line, or a combination of any of these options, if we should fail to pay the obligation, or extend the due date, an event of default would occur.  Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets and collateral, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, it is likely you would lose your entire investment in our company.

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

The terms of the Financing Agreement include ongoing requirements to, among other actions, meet financial covenants including minimum leverage and current ratios, and interest and fixed charge coverages.  In August 2016, we entered into a Forbearance Agreement with Victory Park Management, LLC related to our failure to meet certain financial covenants at June 30, 2016.  We do not expect to regain compliance with those financial covenants until the end of the forbearance period which is December 31, 2016.  The terms of the Financing Agreement also create restrictions on how we undertake certain future events and our failure to conduct our business within the confines of these contractual restrictions could result in an event of default under the Financing Agreement.  Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the Financing Agreement, if we were unable to cure the default within the prescribed periods, if at all, the lender could increase our interest rates or accelerate all amounts then due. If we were unable to repay these obligations, the lender could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the lender should foreclose on our assets, we would be unable to continue our business and operations as they are presently conducted and it is likely you would lose your entire investment in our company.

Since our acquisition of Steel Media in October 2014, we have become dependent on revenues from a limited number of customers.  The decline in total revenues from a principal customer, or a change in margins from this customer, will adversely impact our results of operations in future periods so long as revenues from this customer represent a material portion of our total revenues.

For the nine months ended September 30, 2016 revenues for one customer accounted for 49% of our total revenues.  For 2015 revenues from this customer accounted for 48% of our total revenues and at December 31, 2015, this customer accounted for 38% of our accounts receivable. While we have continued reporting revenues from this customer in the first nine months of 2016, a significant portion of sales to this customer have been made a significantly lower margins as a result of a change in the type of sales being generated. In an effort to mitigate the impact of these low margin revenues from this one customer, during the third quarter of 2016 undertook several actions including hiring of additional sales personnel in an effort to broaden our customer base, internally reallocating our sales resources in an effort to broaden our product offerings to additional buy-side clients and exploring new channels of revenue.  Subsequent to September 30, 2016 we have also ceased high-volume, low margin business from this client and are only providing industry standard margin solutions going forward.  Until such time, however, as we are successful in returning our overall gross margins to hear historic levels, continuing sales to this customer at the significantly lower margin level could have material adverse impact on our results of operations and cash flows in future periods.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances previously disclosed, subsequent to the period covered by this report on October 31, 2016 we sold an aggregate of 255,000 units of its securities to nine accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D.  The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $1.3 million.  This was the final closing of a private placement commenced in September 2016.  Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share.  We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the warrants included in the units sold in this offering, together with the shares of our Class A common stock underlying the Placement Agent Warrants.  In the event we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the warrant for a period of at least 60 days following the delivery by us of a suspension notice, then the warrants are exercisable on a cashless basis.

T.R. Winston & Company, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering and received, in lieu of a cash placement agent commission totaling $109,956, and in reimbursement of certain expenses, 22,392 units in the offering.  We also agreed to issue it three year warrants Placement Agent Warrants to purchase 15,200 shares of our Class A common stock at an exercise price of $7.50 per share.  T.R. Winston & Company, LLC also reallocated a portion of the gross placement agent commissions and Placement Agent Warrants to a selected dealer member of the selling group resulting in the payment by us of a cash commission of $2,000 and the issuance of an additional 400 Placement Agent Warrants.  We also agreed to pay T.R. Winston & Company, LLC a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units.  We are using the net proceeds for general working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On November 14, 2016 the Company entered into an Advisory Agreement with kathy ireland Worldwide LLC ("kiWW"). Under the terms of this agreement, which expires on December 31, 2018, the Company engaged kiWW to provide a variety of advisory and consulting services to the Company, including (i) if the Company forms an Advisory Committee of independent, third party brand, marketing and/or consumer product C-level executives, to serve on such committee on terms no less favorable than the highest compensated person on such committee, (ii) as an advisor, hold the non-executive designation of Chief Branding Advisor, and (iii) provide reasonable input to the Company on various aspects of corporate branding, and (iv) use good faith efforts to introduce the Company to potential business customers.  As compensation for such services, the Company will issue kiWW 100,000 shares of its Class A common stock on January 2, 2017 and reimburse kiWW for expenses incurred in connection with the services to be provided to the Company.  The agreement contains customary confidentiality and indemnification provisions.  The description of the terms of the Advisory Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.49 to this report.

ITEM 6.

EXHIBITS.

No.	Description

3.5	Certificate of Amendment to the Certificate of Incorporation of Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 19, 2016).
4.6	Form of Class A Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed October 6, 2016).
10.46

Forbearance Agreement dated August 22, 2016 by and among Social Reality, Inc., Steel Media, Five Delta, Inc., the lenders and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K filed August 24, 2016).

10.47	Financing and Security Agreement by and between Social Reality, Inc. and FastPay Partners LLC, as amended (incorporated by reference to the Current Report on Form 8-K filed September 23, 2016).
10.48	Employment Agreement dated October 17, 2016 by and between Social Reality, Inc. and Joseph P. Hannan *
10.49	Advisory Agreement dated November 14, 2016 by and between Social Reality, Inc. and kathy ireland Worldwide, LLC *
18.1	Preference letter regarding change in accounting principle
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 14, 2016	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 14, 2016	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer