Form 10-K
period 2016-12-31
SOCIAL REALITY, Inc.
filed 2017-03-31
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________
COMMISSION FILE NUMBER: 001-37916

SOCIAL REALITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA  90013

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (323) 694-9800

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $24,500,000 on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  8,018,507 shares of Class A common stock are issued and outstanding as of March 31, 2017.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiaries Steel Media, a California corporation which we refer to as "Steel Media," and Five Delta, Inc., a Delaware corporation which we refer to as "Five Delta." In addition, “2016” refers to the year ended December 31, 2016, “2015” refers to the year ended December 31, 2015 and “2017” refers to the year ending December 31, 2017. The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

i

PART I

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1.A Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.

DESCRIPTION OF BUSINESS.

We are an Internet advertising and platform technology company that provides tools to automate the digital advertising market. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital media advertising campaigns to advertising agencies and brands;

•	sales of media inventory through real-time bidding, or "RTB," exchanges;

•	sale and licensing of our SRAX Social platform and related media; and

•	creation of custom platforms for buying media on SRAX for large brands.

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – RTB sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the RTB exchanges. The SRAX platform integrates multiple market-leading demand sources including OpenX, Pubmatic and AppNexus. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

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

Marketing and sales

We market our services through our in-house sales team, which is divided into two distinct activities. One group is responsible for brand advertisers and advertising agencies, and the other is responsible for publisher acquisition and management. Our in-house marketing is focused on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team. We also attend industry specific events such as AdTech, AdExchanger, and Salesforce annual events and local events in Los Angeles and New York.

We rely on our publishing partners to provide the media inventory that we sell and use to promote our marketing campaigns as well as to assist in driving user traffic to these campaigns.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. Prior to our acquisition of Five Delta in December 2014, in October 2014 it filed a U.S. patent for a method and system for bidding and performance tracking using online advertisements and provisional status has been granted under 62/060,247. In addition, it claimed the benefit of a pending U.S. patent number 61/604,348 for online advertising scoring. The provisional patent application has now been converted to a non-provisional patent application number 12/960,435 and is awaiting examination by the U.S. Patent Office.

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

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising in October 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view ads or take action, and both we and the consumer may earn cash and other incentives, and any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

Employees

At March 30, 2017, we had 58 full-time employees. We also contract for the services of an additional approximately 60 individuals from a third-party provider. There are no collective bargaining agreements covering any of our employees.

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May, 2010. Upon the conversion, we changed our name to Social Reality, Inc.

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media from Mr. Richard Steel pursuant to the terms and conditions of a Stock Purchase Agreement, dated October 30, 2014, by and among our company, Steel Media and Mr. Steel. Additional information on the terms of our acquisition of Steel Media can be found in Note 2 to the notes to our audited consolidated financial statements appearing elsewhere in this report.

Acquisition of Five Delta

On December 19, 2014, we acquired 100% of the outstanding capital stock of Five Delta pursuant to the terms and conditions of the Share Acquisition and Exchange Agreement dated December 19, 2014 by and among Social Reality, Five Delta and the stockholders of Five Delta. Additional information on the terms of our acquisition of Five Delta can be found in Note 2 to the notes to our audited consolidated financial statements appearing elsewhere in this report.

Additional information

We file annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about Social Reality can be found on our website www.socialreality.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

We reported net losses of $4,248,233 and $2,723,909 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, we had an accumulated deficit of $14,390,004. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased 16.7% in 2016 from 2015. As described elsewhere herein, in 2017 we made certain changes in our operations to reduce expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

Our independent registered public accounting firm has substantial doubts about our ability to continue as a going concern.

At December 31, 2016, we had an accumulated deficit of $14,390,004.  Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2016, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

We will need to raise additional working capital to address liquidity challenges resulting from the satisfaction of our obligations under the Financing Agreement. If we are not able to raise the capital, our ability to meet our 2017 revenue guidance is in jeopardy.

At December 31, 2015, we owed $10,488,898 under the terms of the Financing Agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes which is described in Note 3 to the notes to our consolidated financial statements appearing elsewhere herein. Between September 2016 and January 2017, we satisfied all outstanding obligations under the Financing Agreement, utilizing proceeds from the factoring of our receivables and sales of our securities. While the satisfaction of the amounts owed under the Financing Agreement is expected to result in overall savings to us in 2017 through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the payment of these amounts has adversely impacted our liquidity in current periods. To address the immediate impact of this decreased liquidity, we have recently made certain reductions in staffing, delayed certain previously budgeted expenditures, eliminated certain legacy operating expenses associated with Steel Media and have extended payments to certain vendors which is adversely impacting our ability to focus on the expansion of our revenue streams. We anticipate the need to raise a minimum of $5,000,000 in additional capital to fund our current operations and to satisfy the warrant put obligations discussed later in this report. We are engaged in discussions with several financing sources, however, we are not a party to any binding commitment. While we believe we will be successful in ultimately raising the necessary capital, there are no assurances that the terms of that capital will not be dilutive to our existing stockholders or will not result in significant interest expense in future periods. In addition, the longer it takes us to raise the capital the more the current liquidity issues will adversely impact our sales and results of operations in future periods. If we are unable to raise the additional working capital, our ability to meet our revenue guidance for 2017 as well as to satisfy our obligations as they become due may be in jeopardy.

Our operations rely on various third party vendors and if we lose these vendors it may adversely affect our financial position and results of operations.

We rely on third party vendors to provide us with media inventory to facilitate sales of advertising, the majority of which are engaged on a per order basis. Due to our lack of working capital, we are delinquent on payments to several of these media suppliers. While we will attempt to negotiate payment terms and forbearance agreements with these vendors on a case by case basis, many of these vendors may cease providing services to our company and may seek legal remedies against us. Any loss of these vendors or ligation arising out of our failure to satisfy our obligations to any of these vendors could disrupt our business and have a material negative effect on our operations.

We depend on revenues from a limited number of customers. The decline in total revenues from a principal customer, or a change in margins from this customer, will adversely impact our results of operations in future periods so long as revenues from this customer represent a material portion of our total revenues.

For 2015, sales to one customer accounted for 48% of our total revenue. These sales provided a greater volume of business at higher gross margins during that time. During 2016, this customer decided to shift its marketing focus toward a different audience which resulted in a change in the type of sales being generated. Although this shift in focus created higher volumes of business, the gross margins related to these sales were greatly reduced. In our effort to mitigate the impact of these low margin revenues from this one customer, during the third quarter of 2016, we undertook several actions including hiring of additional sales personnel in an effort to broaden our customer base, internally reallocating our sales resources in an effort to broaden our product offerings to additional buy-side clients, and exploration of new channels of revenue. In the fourth quarter of 2016, we stopped working on high-volume, low margin business from this client altogether and are only providing industry standard margin solutions going forward. As a result of these efforts, our gross margin increased to 41% for the three-month period ending December 31, 2016, as compared to 27% for the three-month period ending September 30, 2016. However, our gross margin continued to underperform when compared to the three-month period ending December 31, 2015 levels when our gross margin was 54%. Until such time, if ever, as we are successful in returning our overall gross margins to near historic levels, continuing sales to this customer or other customers at lower margin levels could have a material adverse impact on our results of operations and cash flows in future periods.

Our success depends upon our ability to maintain our technology platforms and expand our product offerings. We do not have any long-term contracts with our customers.

We derive our revenue from the core elements of our business which includes the SRAXmd platform. The SRAXmd platform is a highly-specialized ad targeting and data platform specifically geared toward healthcare brands, agencies and medical content publishers and relies on a limited number of customers. The loss of any one customer that uses the SRAXmd platform could adversely impact the results of operations and cash flows in future periods from this platform.

Our success is dependent upon our ability to effectively expand and manage our relationships with our publishers. We do not have any long-term contracts with our publishing partners.

We do not generate our own media inventory. Accordingly, we are dependent upon our publishing partners to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. We are not a party to any long-term agreements with any of our publishing partners and there are no assurances we will have continued access to the media. Our growth depends, in part, on our ability to expand and maintain our publisher relationships within our network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services and adversely impact our results of operations in future periods.

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

In an effort to reduce our dependency on any one provider of advertising demand, we created a platform that utilizes feeds from a number of demand sources for our inventory. We believe that our proprietary technology assists us in aggregating this demand, as well as providing the tools needed by our publishing partners to evaluate and track the effectiveness of the demand that we are aggregating for them. In the event that we lose access to a majority of this demand, however, our revenues would be impacted and our results of operations would be materially adversely impacted until such time, if ever, as we could secure alternative sources of demand for our inventory.

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino, Erin DeRuggiero, Kristoffer Nelson and JP Hannan. We are a party to an employment agreement with each of Mr. Miglino, Ms. DeRuggiero and Mr. Hannan, and an "at will" agreement with Mr. Nelson. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

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

We granted the Financing Warrant holder a put right. The possible exercise of this put right could materially impact our liquidity in future periods and will be dilutive to our existing stockholders.

Pursuant to the financing agreement entered into in October 2014 with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder, which we refer to as the Financing Agreement, the terms of which are described in Note 3 to the notes to the audited consolidated financial statements appearing elsewhere in this report, in October 2014 we issued to the lender a five year warrant to purchase 580,000 shares of our Class A common stock at an exercise price of $5.00 per share, subject to adjustment, which we refer to as the "Financing Warrant." Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the note(s) issued under the Financing Agreement, but prior to October 30, 2019, to exercise its put right to sell to us all or any portion of the Financing Warrant that has not been previously exercised at a price equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of 50% of our total consolidated revenue for the trailing 12-month period ending with our then-most recently completed fiscal quarter, or $1,500,000. In connection with the January 2017 capital raise which is described in Note 12 to the notes to our audited consolidated financial statements which appear elsewhere in this report, the warrant holder has agreed not to exercise the put right prior to May 20, 2017, (135 days after the closing of the January 2017 capital raise) and following any exercise of the put right after the expiration of the put standstill period, we will have 45 days to satisfy this obligation. If the holder of the Financing Warrant was to exercise this put right, our liquidity would be adversely impacted and we may not have sufficient working capital to fund our ongoing operations or pay our other obligations as they become due. In addition, the resale of the shares of our Class A common stock which are issuable upon the exercise of the Financing Warrant are covered by an effective registration statement. The issuance of those shares upon the possible exercise of the Financing Warrant will be dilutive to our existing stockholders.

The terms of the purchasers' warrants we issued in January 2017 include cashless exercise rights, full ratchet adjustments and a put right. The possible exercise of these rights could materially impact our liquidity in future periods and deprive us of additional proceeds through the exercise of the warrants.

In connection with the January 2017 capital raise which is described in Note 12 to the notes to our audited consolidated financial statements which appear elsewhere in this report, we issued the purchasers Series A and Series B warrants. Both the Series A warrants and the Series B warrants contain so-called full-ratchet anti-dilution provisions, subject to a floor price of $1.20 per share. This generally means that if we issue certain additional securities while the warrants are outstanding that have an exercise price less than the then current exercise price of either the Series A warrants or the Series B warrants, or both, as the case may be, the exercise price of those warrants would be reduced to this lower exercise price, subject to the floor price. The adjustment provisions under the terms of the Series A warrants will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. These anti-dilution provisions could result in significant additional dilution to our stockholders and may make it more difficult to raise additional capital in future periods.

The Series A warrants are exercisable on a cashless basis as at any time there is not an effective registration statement covering the shares of our Class A common stock issuable upon the exercise of the Series A warrants. Beginning 100 days after the issuance date and thereafter during the term of the Series B warrants, the warrant holders have the right to exercise the Series B warrants on a cashless basis under certain circumstances. Subject to our compliance with certain equity conditions, we have the right to satisfy this obligation in cash up to a maximum of $2,500,000. If the holders of the Series B warrants were to exercise the warrant on a cashless basis and it was satisfied through the issuance of additional shares of our Class A common stock, the issuance of those shares would be dilutive to our stockholders. We do not presently have sufficient cash to satisfy this obligation absent additional borrowings under the line with FastPay Partners, LLC. If we elected to satisfy that obligation through a cash settlement our liquidity would be adversely impacted and we may not have sufficient working capital to fund our ongoing operations or pay our other obligations as they become due.

We are obligated to maintain certain availability under our factoring line with Fast Pay Partners, LLC which may adversely impact our working capital.

Under the terms of the securities purchase agreement we entered into in January 2017 related to the sale of our securities, we granted the purchasers a put right beginning 100 days after closing date. After that date, at any time the market price of our Class A common stock is less than $5.25 per share, the holders of the Series B Warrants issued in that offering have the cashless right to exercise the Series B Warrants for a number of shares of our Class A common stock calculated pursuant to a formula set forth in the Series B Warrants. We have the right, in lieu of delivery of such shares of our Class A common stock, to pay the holders of the Series B Warrants being exercised on a cashless basis, a specified amount in cash, with a maximum cash payment of $2,500,000. Until the one year anniversary of the closing of that offering, we agreed that at all times we will maintain sufficient cash availability under our factoring line with FastPay Partners, LLC in an amount which is the lesser of (i) $2,500,000 and (ii) a dollar amount equal to the maximum cash amount that could potentially be required to be paid by us to all holders of Series B Warrants pursuant to the terms of the warrants. This obligation may adversely impact our working capital availability in future periods.

Risks Related to Ownership of our Securities

We do not know whether an active, liquid and orderly trading market will develop for our offered securities or what the market price of our offered securities will be and as a result it may be difficult for you to sell your shares of our Class A common stock.

Prior to October 13, 2016 our Class A common stock was quoted on the OTCQB Tier of the OTC Markets and it was thinly traded. On October 13, 2016, our Class A common stock began trading on the Nasdaq Capital Market and since that date a trading marketing in our stock has been developing. An active trading market, however, in our Class A common stock may never develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of Class A common stock as consideration. The market price of our offered securities may be volatile, and you could lose all or part of your investment.

The trading price of the shares of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

•	the success of competitive products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	the recruitment or departure of key personnel;

•	the level of expenses;

•	actual or anticipated changes in estimates to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our Class A common stock by us, our insiders or our other stockholders;

•	additional issuances of securities upon the exercise of outstanding options and warrants;

•	market conditions in the technology sectors; and

•	general economic, industry and market conditions.

In addition, the stock market in general, and advertising technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. The realization of any of these risks could have a dramatic and material adverse impact on the market price of the shares of our Class A common stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of the shares of our Class A common stock may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. To the extent that any claims or suits are brought against us and successfully concluded, we could be materially adversely affected, jeopardizing our ability to operate successfully. Furthermore, our human and capital resources could be adversely affected by the need to defend any such actions, even if we are ultimately successful in our defense.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, we did not meet our 2016 revenue guidance. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described in our Annual Report on Form 10-K for the year ended December 31, 2015, our management has determined that, as of December 31, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, management has determined that we have yet to fully remediate the previously identified material weaknesses. While we have never been required to restate our consolidated financial statements, the existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our consolidated financial statements is possible.

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

The two class structure of our Class A common stock could have the effect of concentrating voting control with a limited group.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the trading price of our Class A common stock and trading volume could decline.

The trading market for our shares of our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A small number of securities and industry analysts currently publish research regarding our Company on a limited basis. In the event that one or more of the securities or industry analysts who have initiated coverage downgrade our securities or publish inaccurate or unfavorable research about our business, the price of our shares of Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of Class A common stock and trading volume to decline.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control

Our Class A common stock ownership is highly concentrated. Members of our management and board of directors beneficially own approximately 22% of our total outstanding shares of Class A common stock. As a result of the concentrated ownership of the stock, our board of directors may be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our Class A common stock.

Certain of our outstanding warrants contain cashless exercise provisions which means we will not receive any cash proceeds upon their exercise.

At March 30, 2017, we had common stock warrants outstanding to purchase an aggregate of 1,789,292 shares of our Class A common stock with an average exercise price of $7.30 per share which are exercisable on a cashless basis. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants were exercised on a cash basis.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party under a sublease agreement terminating on December 31, 2017 at an annual amount of $37,200. We also maintain offices in New York, New York, Mexicali, Mexico and Milan, Italy. We lease office space in New York, New York from an unrelated third party on a month to month basis at a base monthly rental of $7,882, which is subject to increase if additional services are requested. We have decided to terminate the lease of the New York office space and will vacate this property in June 2017. We lease approximately 3,400 square feet of office space in Mexicali, Baja California, Mexico from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses. We also lease certain office space in Milan, Italy from an unrelated third party under an agreement terminating in March 2017 at an annual rental of €6,000 plus VAT (or approximately $6,463).

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since October 13, 2016 our Class A common stock has been listed on the Nasdaq Capital Market under the symbol "SRAX." Prior thereto, our Class A common stock was quoted on the OTCQB Tier of the OTC Markets under the symbol “SCRI.” The reported high and low last bid prices for the Class A common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2015
First quarter ended March 31, 2015	$6.35	$5.35
Second quarter ended June 30, 2015	$8.00	$5.25
Third quarter ended September 30, 2015	$11.20	$7.25
Fourth quarter ended December 31, 2015	$10.00	$6.65

2016
First quarter ended March 31, 2016	$9.40	$6.00
Second quarter ended June 30, 2016	$9.10	$6.65
Third quarter ended September 30, 2016	$7.85	$6.00
Fourth quarter ended December 31, 2016	$7.05	$5.75

The last sale price of our Class A common stock as reported on the Nasdaq Capital Market on March 30, 2017 was $2.48 per share. As of March 30, 2017, there were approximately 102 record owners of our Class A common stock.

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

Recent sales of unregistered securities

In November 2016, we entered into an advisory agreement with kathy ireland® Worldwide LLC pursuant to which we engaged the company on a non-exclusive basis to provide strategic advisory services to us to be mutually agreed to from time to time which are anticipated to include: (i) if we form an Advisory Committee of independent, third party brand, marketing and/or consumer product C-level executives, to serve on such committee on terms no less favorable than the highest compensated person on such committee; (ii) as an advisor, Ms. Ireland holds the non-executive designation of Chief Branding Advisor; (iii) to provide reasonable input to us on various aspects of corporate branding; and (iv) to use good faith efforts to introduce us to potential business customers. As compensation for these services, in January 2017, we issued affiliates of kathy ireland ® Worldwide LLC 100,000 shares of our Class A common stock valued at $678,000. Under the terms of the agreement the shares were deemed earned upon execution of the advisory agreement. Although the shares to be issued are for future services over the term of the agreement, we have recognized the value of these services as an expense during the year ended December 31, 2016.  The term of the advisory agreement expires on December 31, 2018, but may be terminated by either party upon 30 days' notice to the other party. The recipients were accredited or sophisticated investors who had access to business and financial information on our company and the issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an exemption provided by Section 4(a)(2) of that act.

In January 2017, we issued 3,858 shares of our Class A common stock valued at $12,500 to Mr. Ferguson upon his appointment to our board of directors and the audit committee of the board. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(a)(2) of that act.

In February 2017, we issued an individual 150,000 shares of our Class A common stock valued at $420,000 as compensation for services under the terms of a consulting agreement. The recipient, Mr. Steven Antebi, is a principal stockholder of our company. He is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an Internet advertising and platform technology company that provides tools to automate the digital advertising market. We have built technologies and leveraged partner technologies that service social media and the real-time bidding (“RTB”) markets. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital advertising campaigns to advertising agencies and brands;

•	sales of media inventory through RTB exchanges;

•	sale and licensing of our SRAX Social platform and related media; and

•	creation of custom platforms for buying media on SRAX for large brands

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the RTB exchanges. The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

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

We offer our customers several pricing options including cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

In 2015 we completed the technology needed to both operate the buy side of our SRAX platform and the buy side of SRAXmd, and launched our SRAX app which began contributing to our revenues during the second half of 2016. The SRAX app is a free platform that provides online publishers an opportunity to distribute their content via a branded mobile application that updates automatically as they publish new content to their website. The platform also allows publishers the opportunity to bring in influencer feeds from Facebook, Instagram, YouTube and Twitter that are relevant to their content.

During 2016 we also continued to enhance all of our technology offerings, including launching a new version of SRAX app and the launch of SRAX Reach, a widget platform, in November 2016 and began the transition of our sell side business to it.

Results of operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Selected Consolidated Financial Data

	Year ended December 31,		%
	2016	2015	Change
Revenue	$35,763,047	$30,294,165	18.1%
Cost of revenue	23,226,995	14,407,363	61.2%
Gross margin percentage	35.1%	52.4%	-33.0%
Operating expense	17,318,705	14,834,766	16.7%
Operating (loss) income	(4,782,653)	1,052,036	-554.6%
Write off of contingent consideration	3,744,496	—	—
Interest expense	(3,210,076)	(3,775,945)	-15.0%
Net loss	$(4,248,233)	$(2,723,909)	56.0%

Revenue

The increase in our revenue during year ended December 31, 2016 from 2015 reflects an increase in revenue from our SRAX sell-side clients as well as continued growth in SRAXmd and SRAX Social. These increases are offset by a continued decline in revenue from our buy-side clients, including a significant legacy Steel Media customer with sales at significantly reduced margins. In continuation of the trend experienced during earlier 2016 periods, revenue from this legacy Steel Media customer continued to decline on a year over year basis for the year ended December 31, 2016. To offset sales declines from this one customer, beginning in the second quarter of 2016, we took several actions including the hiring of additional sales personnel in effort to broaden our customer base, internally reallocating our sales resources in effort to broaden our product offerings to additional buy-side clients, and exploration of new channels of revenue. Towards the end of the third quarter of 2016, we began to see the effects of these efforts to mitigate the impact of these low margin revenues on our overall operating results. In the fourth quarter of 2016, we expanded our product offerings to other buy-side clients, ceased providing the high-volume, low margin business to this legacy Steel Media client, and now only offer industry standard margin solutions. With the growth of our revenue now coming from other areas of our business, we do not expect that the loss of low-margin revenue from this client will adversely impact our expected overall revenue growth into 2017.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 99.5% of cost of revenue was attributable to payments to website publishers and other media providers for the year ended December 31, 2016 as compared to 99.3% for the year ended December 31, 2015. The balance was attributable to labor costs and project and application design costs. During the year ended December 31, 2016, our gross margin declined substantially as a result of an increase in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of total revenue increased to 64.9% for the year ended December 31, 2016 as compared to 47.6% for the year ended December 31, 2015. This increase was due to our reduction in our overall lower-margin revenue attributable to the significant legacy Steel Media customer. Revenue from this customer accounted for approximately 36% of our total revenue for the year ended December 31, 2016 and compares to 48% of our total revenue for the year ended December 31, 2015. As lower margin sales to this customer were reduced during the fourth quarter of 2016, we expect that our margins will continue to grow, although it may take several years before we can return to historic levels, if at all.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Additionally, we also incurred an impairment in goodwill amounting to $670,000 during the year ended December 31, 2016. Overall, operating expense increased approximately 16.7% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to increased sales salaries and commissions resulting from the recruitment of additional sales personnel earlier in the year. In the first quarter of 2017 we made certain changes in our operations to reduce expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues, including the closure of a redundant operations center in New York city that we inherited as part of the Steel Media acquisition. The operations of this facility were consolidated into our existing Los Angeles office, and the office lease in New York city was terminated. In addition, we restructured several sales management roles and eliminated large sales override compensation structures to now better align employee compensation with Company profitability.

During the fourth quarter of 2016 we completed the up-listing of our Class A common stock to the Nasdaq Capital Market. We expect that our operating expense will increase in future quarters commensurate with the expected growth of our business and increased expenditures associated with our status as an exchange listed public company.

Write off of contingent consideration

During the year ended December 31, 2016, we wrote-off $3,744,496 which represented the reversal of the second earn out consideration which Mr. Steel would have been entitled to receive as additional consideration for the purchase of Steel Media as further described in Note 7 of the notes to our consolidated financial statements appearing elsewhere in this report. This non-cash item is not considered part of normal operations.

Interest expense

Interest expense for the years December 31, 2016 and 2015 represents interest under notes issued pursuant to the Financing Agreement and factoring fees, amortization of debt costs and the accretion of the put liability under the Financing Agreement. The Financing Agreement is described in Note 3 of the notes to our consolidated financial statements appearing elsewhere in this report. In addition, interest expense for the year ended December 31, 2015 also includes the accretion of interest associated with a note issued to Mr. Steel as partial consideration for the purchase of Steel Media described elsewhere in this report. Interest expense for the year ended December 31, 2016 decreased 15.0% as compared to the year ended December 31, 2015. This decrease in interest expense is attributable to the lower debt balance due to principal repayments made earlier in the year.

Quarterly results of operations data

The following table sets forth our unaudited quarterly statements of operations data for the three months ended December 31, 2016 and 2015. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the unaudited quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three months ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue	$11,513,459	$8,121,070
Cost of revenue	6,796,791	3,710,301
Gross profit	4,716,668	4,410,769
Operating expense	5,566,124	3,920,278
(Loss) income from operations	(849,456)	490,491
Interest expense	(494,478)	(916,990)
Net loss	$(1,343,934)	$(426,499)
Net loss per share, basic and diluted	$(0.20)	$(0.08)
Weighted average shares outstanding	6,849,522	5,469,361

Non-GAAP financial measures

We use Adjusted net loss to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses. We believe the presentation of Adjusted net loss and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net loss and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net loss and Adjusted EBITDA is net loss.

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the years ended
	December 31,
	2016	2015
Net loss	$(4,248,233)	$(2,723,909)
Plus:
Stock to be issued for services	678,000	—
Equity based compensation	1,625,843	1,474,964
Adjusted net loss	(1,944,390)	(1,248,945)
Interest (income) expense	(249,312)	3,775,945
Depreciation and amortization	387,034	411,538
Impairment of goodwill	670,000	—
Adjusted EBITDA	$(1,136,668)	$2,938,538

Liquidity and capital resources

Liquidity is the ability of a company to generate cash sufficient to satisfy its business and operating requirements. The Company had an accumulated deficit at December 31, 2016 of $14,390,004. As of December 31, 2016, we had $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 as compared to $1,091,186 in cash and cash equivalents and a deficit in working capital of $7,047,176 at December 31, 2015, respectively. While the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months, we are currently experiencing a period of limited liquidity resulting from recent activity related to the Financing Agreement.

Between September 2016 and January 2017, we satisfied all outstanding obligations under the Financing Agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the satisfaction of the amounts owed under the Financing Agreement is expected to result in overall savings to us in 2017 through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the payment of these amounts has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we have recently made certain reductions in staffing, delayed certain previously budgeted expenditures, eliminated certain legacy operating expenses associated with the Steel Media acquisition, restructured sales management compensation structures, and have extended payments to certain vendors. If our revenues continue to increase throughout the next twelve months as anticipated, additional liquidity is also anticipated to be readily available under our accounts receivable factoring agreement with FastPay Partners. As of March 27, 2017, we had approximately $3,000,000 of factored accounts receivable outstanding on a total available line of $8,000,000.

In addition to increasing sales, lowering costs, and more aggressive management of our accounts payable, management’s plan to continue as a going concern also includes raising additional capital through borrowing and/or additional sales of equity or equity linked securities. We are currently exploring options to raise a minimum of $5,000,000 in additional capital to enhance current liquidity and to satisfy the warrant put obligations discussed later in this report. However, while we are engaged in discussions with several financing sources, we are not a party yet to any binding commitment. While we believe we will be successful in ultimately raising the necessary capital, there are no assurances that the terms of that capital will not be dilutive to our existing stockholders or will not result in significant interest expense in future periods. In addition, the longer it takes us to raise this new capital the more the current liquidity issues could adversely impact our sales and results of operations in future periods as it would adversely impact our ability to focus on the expansion of our revenue streams. If we are unable to raise the additional working capital, our ability to meet our revenue guidance for 2017 as well as to satisfy our obligations as they become due may be in jeopardy.

If the Company is unable to raise the additional working capital through completion of the financing discussions currently underway, its plan to continue as a going concern may also then include sale of certain operating assets and product lines that it believes would be attractive acquisitions for strategic buyers. While the Company has previously received unsolicited offers from qualified buyers to acquire certain of its operating assets, it is not currently engaged in any active discussions of this type.

Cash flows from operating activities

Net cash used by operating activities was $1,270,662 during 2016 compared to net cash provided by operating activities of $739,066 during comparable period for 2015. The period to period change was primarily attributable to an increase in net loss (after adjusting for non-cash expenses) and decreases in our accounts receivables, partially offset by increases in our accounts payables.

Cash flows from investing activities

For the year ended December 31, 2016, we used $32,862 for the purchase of furniture and equipment and $119,225 for the development of internally used software which compares to $33,616 for the purchase of furniture and equipment for the year ended December 31, 2015.

Cash flows from financing activities

For the year ended December 31, 2016, net cash provided by financing activities was $1,380,325 which represented the proceeds from sale of common stock units, net of costs and repayments due under the Financing Agreement as compared to net cash used in financing activities for the year ended December 31, 2015 which was $1,457,657 and which represented the proceeds from draws under the Financing Agreement, net of costs and repayments including the satisfaction of the note to Mr. Steel.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements for the years ended December 31, 2016 and 2015 appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that while improvements were made in this area during 2016, our internal control over financial reporting overall was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of material weaknesses.

These material weaknesses included:

•

a lack of qualified accounting staff;

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

The existence of the material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. We are committed to improving our financial organization. In the third quarter of 2016, we continued to improve our financial organization through the establishment of an audit committee comprised of independent directors, and the engagement of a full-time Chief Financial Officer.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed on or prior to April 30, 2017 (the “Proxy Statement”) and is incorporated herein by this reference.

ITEM 11.

EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)

Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-30.

(2)

Financial statement schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

(3)

Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Reality, Inc.

March 31, 2017	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	March 31, 2017

/s/ Erin DeRuggiero Erin DeRuggiero	Chief Innovations Officer, director	March 31, 2017

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, director	March 31, 2017

/s/ Joseph P. Hannan Joseph P. Hannan	Chief Financial Officer, principal financial and accounting officer	March 31, 2017

/s/ Marc Savas Marc Savas	Director	March 31, 2017

/s/ Malcolm Casselle Malcolm Casselle	Director	March 31, 2017

/s/ Anthony William Packer Anthony William Packer	Director	March 31, 2017

Robert Jordan	Director	March 31, 2017

The foregoing represents a majority of the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Social Reality, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Social Reality, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 31, 2017

SOCIAL REALITY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,048,762	$1,091,186
Accounts receivable, net	8,411,019	7,056,298
Prepaid expenses	332,503	309,436
Other current assets	6,488	36,090
Total current assets	9,798,772	8,493,010
Property and equipment, net	55,492	43,936
Goodwill	15,644,957	16,314,957
Intangible assets, net	1,365,241	1,611,744
Prepaid stock based compensation	—	373,567
Other assets	34,659	34,659
Total assets	$26,899,121	$26,871,873

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	13,156,083	5,138,807
Notes payable, net of unamortized costs	3,418,788	1,378,367
Unearned revenue	—	1,295
Contingent consideration payable to related party	—	7,585,435
Put liability	1,500,000	1,436,282
Total current liabilities	18,074,871	15,540,186
Notes payable, net of current portion	—	7,455,758
Total liabilities	18,074,871	22,995,944

Commitments and contingencies (Note 11)	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2016 and 2015, respectively	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 6,951,077 and 5,622,046 shares issued and outstanding at December 31, 2016 and 2015, respectively	6,951	5,622
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock to be issued	678,000	—
Additional paid in capital	22,529,303	14,012,078
Accumulated deficit	(14,390,004)	(10,141,771)
Total stockholders' equity	8,824,250	3,875,929
Total liabilities and stockholders' equity	$26,899,121	$26,871,873

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenue	$35,763,047	$30,294,165
Cost of revenue	23,226,995	14,407,363
Gross profit	12,536,052	15,886,802
Operating expense:
General, selling and administrative expense	16,648,705	14,834,766
Impairment of goodwill	670,000	—
Total operating expense	17,318,705	14,834,766
(Loss) income from operations	(4,782,653)	1,052,036
Other income (expense):
Write off of contingent consideration	3,744,496	—
Interest expense	(3,210,076)	(3,775,945)
Total other income (expense)	534,420	(3,775,945)
Loss before provision for income taxes	(4,248,233)	(2,723,909)
Provision for income taxes	—	—
Net loss	$(4,248,233)	$(2,723,909)

Net loss per share, basic and diluted	$(0.69)	$(0.50)

Weighted average shares outstanding	6,196,197	5,414,710

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Common stock to be issued		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, January 1, 2015	86,000	$86	5,405,950	$5,406	—	$—	$13,164,777	$(7,417,862)	$5,752,407

Proceeds from warrant offering	—	—	—	—	—	—	6,921	—	6,921
Stock based compensation	—	—	—	—	—	—	739,146	—	739,146
Vested stock awards issued	—	—	25,666	26	—	—	(26)	—	—
Shares issued for services	—	—	18,430	18	—	—	101,346	—	101,364
Common stock issued upon conversion of preferred stock	(86,000)	(86)	172,000	172	—	—	(86)	—	—
Net loss	—	—	—	—	—	—	—	(2,723,909)	(2,723,909)
Balance, December 31, 2015	—	—	5,622,046	5,622	—	—	14,012,078	(10,141,771)	3,875,929

Proceeds from the sale of common stock units	—	—	1,042,392	1,042	—	—	4,642,757	—	4,643,799
Stock based compensation	—	—	—	—	—	—	1,062,621	—	1,062,621
Vested stock awards issued	—	—	10,000	10	—	—	(10)	—	—
Shares issued for services	—	—	19,862	20	—	—	137,480	—	137,500
Shares to be issued for services	—	—	—	—	100,000	678,000	—	—	678,000
Common stock issued as Earn Out Consideration	—	—	256,754	257	—	—	2,399,743	—	2,400,000
Rounding of shares for stock split	—	—	23	—	—	—	---	—	—
Warrant modification costs	—	—	—	—	—	—	274,634	—	274,634
Net loss	—	—	—	—	—	—	—	(4,248,233)	(4,248,233)
Balance, December 31, 2016	—	$—	6,951,077	$6,951	100,000	$678,000	$22,529,303	$(14,390,004)	$8,824,250

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Cash flows from operating activities
Net loss	$(4,248,233)	$(2,723,909)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of stock based prepaid fees	373,567	634,452
Stock to be issued for services	678,000	—
Stock based compensation	1,200,121	840,512
Amortization of debt issuance costs	1,076,695	1,252,963
Warrant modification costs	274,634	—
PIK interest expense accrued to principal	511,261	390,462
Impairment of goodwill	670,000	—
Accretion of contingent consideration, net of write-off	(3,585,435)	853,312
Accretion of put liability	63,718	176,272
Provision for bad debts	119,434	86,946
Depreciation expense	21,304	17,282
Amortization of intangibles	365,728	394,256
Changes in operating assets and liabilities:
Accounts receivable	(6,817,597)	(3,287,624)
Prepaid expenses	(23,069)	(86,904)
Other current assets	29,602	(28,738)
Other assets	—	(10,855)
Accounts payable and accrued expenses	8,020,903	2,254,639
Unearned revenue	(1,295)	(24,000)
Net cash (used in) provided by operating activities	(1,270,662)	739,066

Cash flows from investing activities
Purchase of equipment	(32,862)	(33,616)
Development of software	(119,225)	—
Net cash used in investing activities	(152,087)	(33,616)

Cash flows from financing activities
Proceeds from the issuance of common stock units	4,643,799	—
Proceeds from warrant offering	—	6,921
Proceeds from note payable	2,100,000	2,900,000
Repayments of notes payable	(3,763,474)	(4,364,578)
Payment of contingent consideration	(1,600,000)	—
Net cash provided by (used in) financing activities	1,380,325	(1,457,657)

Net decrease in cash and cash equivalents	(42,424)	(752,207)
Cash and cash equivalents
Beginning of year	1,091,186	1,843,393
End of year	$1,048,762	$1,091,186

Supplemental schedule of cash flow information
Cash paid for interest	$1,312,293	$1,133,847

Supplemental schedule of noncash financing activities
Common stock issued for the payment of contingent consideration	$2,400,000	$—
Proceeds paid by FastPay on behalf of the Company	$5,507,468	$—
Common stock issued for preferred stock conversion and vesting grants	$—	$988

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Social Reality, Inc. ("Social Reality", "we", "us", “our” or the "Company") is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired 100% of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009 which began business in May of 2010, in exchange for 2,465,753 shares of our Class A common stock. The former members of Social Reality, LLC owned 100% of our Class A common stock after the acquisition.

At Social Reality, we sell digital advertising campaigns to advertising agencies and brands. We have developed technology that allows brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to many different digital advertising buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding (“RTB”) exchanges;
•	sale and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

The core elements of this business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the RTB exchanges. The SRAX platform integrates multiple market-leading demand sources. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

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

We offer our customers a variety of pricing options including cost-per-thousand-impression, or "CPM", whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

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

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Presentation of Financial Statements – Going Concern

The accompanying consolidated financial statements have been prepared on the basis that Social Reality, Inc. will continue to operate as a going concern. We reported net losses of $4,248,233 and $2,723,909 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, we had an accumulated deficit of $14,390,004. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased from $14,834,766 for the year ended December 31, 2015 to $17,318,705 for the year ended December 31, 2016. It is uncertain whether the Company can attain profitability and positive cash flows from operations. These uncertainties raise substantial doubt upon the Company’s ability to continue as a going concern.

We are in the process of finalizing plans that will reduce our operating expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues. We believe these plans and actions will enable the Company to both address its pending obligations and improve future profitability and cash flow in its continuing operations. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to continue as a going concern. The outcome of these plans cannot be predicted at this time.

Effect of Reverse Stock Split on Presentation

On September 20, 2016, the Company completed a 1 for 5 reverse stock split of our Class A common stock. The principal reason for the reverse stock split was to facilitate the up-listing of our Class A common stock to the NASDAQ Capital Market which has a minimum market (bid) price requirement for new applicants of $4.00 per share. Refer to Note 4 regarding a further discussion of the reverse stock split.

These consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control of the subsidiary.

Use of Estimates

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) and requires management of the Company to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Cost of Revenue

Cost of revenue consists of payments to media providers and website publishers that are directly related to a revenue-generating event and project and application design costs. The Company becomes obligated to make payments related to media providers and website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statements of operations.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $254,875 and $135,442 at December 31, 2016 and 2015, respectively.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally more than the Federal Deposit Insurance Corporation insurance limits. The uninsured cash bank balances were $1,048,762 at December 31, 2016. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At December 31, 2016, two customers accounted for more than 10% of the accounts receivable balance, for a total of 43%. For the year ended December 31, 2016, two customers accounted for 48% of total revenue. At December 31, 2015, one customer accounted for more than 10% of the accounts receivable balance, for a total of 38%. For the year ended December 31, 2015, one customer accounted for 48% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2016 and 2015, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Intangible assets

Intangible assets consist of intellectual property, a non-complete agreement, and internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to six years. During 2016, the Company began capitalizing the costs of developing internal-use computer software, including directly related payroll costs. The Company amortizes costs associated with its internally developed software over periods up to three years, beginning when the software is ready for its intended use.

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

In the first step of the two-step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to 100% of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Although the Company operates within one business segment, it was determined that a portion of the goodwill originally assigned to the Steel Media, a California corporation (“Steel Media”), acquisition had become impaired as of June 30, 2016. Accordingly, we recorded a goodwill impairment charge of $670,000 during the year ended December 31, 2016. The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach that utilized a discounted cash flow model based on revenue and profit forecasts. The Company performed its annual impairment test as of December 31, 2016 and no further impairment was required.

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2016 or 2015, respectively.

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

There were 3,818,080 common share equivalents at December 31, 2016 and 2,619,403 at December 31, 2015. For the years ended December 31, 2016 and 2015, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Liquidity

The Company had an accumulated deficit at December 31, 2016 of $14,390,004. As of December 31, 2016, we had $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 as compared to $1,091,186 in cash and cash equivalents and a deficit in working capital of $7,047,176 at December 31, 2015, respectively. While the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months, we are currently experiencing a period of limited liquidity resulting from recent activity related to the Financing Agreement.

Between September 2016 and January 2017, we satisfied all outstanding obligations under the Financing Agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the satisfaction of the amounts owed under the Financing Agreement is expected to result in overall savings to us in 2017 through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the payment of these amounts has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we have recently made certain reductions in staffing, delayed certain previously budgeted expenditures, eliminated certain legacy operating expenses associated with the Steel Media acquisition, restructured sales management compensation structures, and have extended payments to certain vendors.  If our revenues continue to increase throughout the next twelve months as anticipated, additional liquidity is also anticipated to be readily available under our accounts receivable factoring agreement with FastPay Partners. As of March 27, 2017, we had approximately $3,000,000 of factored accounts receivable outstanding on a total available line of $8,000,000.

In addition to increasing sales, lowering costs, and more aggressive management of our accounts payable, management’s plan to continue as a going concern also includes raising additional capital through borrowing and/or additional sales of equity or equity linked securities.  We are currently exploring options to raise a minimum of $5,000,000 in additional capital to enhance current liquidity and to satisfy the warrant put obligations discussed later in this report. However, while we are engaged in discussions with several financing sources, we are not a party yet to any binding commitment. While we believe we will be successful in ultimately raising the necessary capital, there are no assurances that the terms of that capital will not be dilutive to our existing stockholders or will not result in significant interest expense in future periods. In addition, the longer it takes us to raise this new capital the more the current liquidity issues could adversely impact our sales and results of operations in future periods as it would adversely impact our ability to focus on the expansion of our revenue streams.   If we are unable to raise the additional working capital, our ability to meet our revenue guidance for 2017 as well as to satisfy our obligations as they become due may be in jeopardy.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

If the Company is unable to raise the additional working capital through completion of the financing discussions currently underway, its plan to continue as a going concern may also then include sale of certain operating assets and product lines that it believes would be attractive acquisitions for strategic buyers.   While the Company has previously received unsolicited offers from qualified buyers to acquire certain of its operating assets, it is not currently engaged in any active discussions of this type.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

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

In April 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customer (Topic 606). ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

DECEMBER 31, 2016 AND 2015

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

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-3 on January 1, 2016. The adoption of this ASU did not have a material impact to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 – ACQUISITIONS

Acquisition of Steel Media

On October 30, 2014, we acquired 100% of the capital stock of Steel Media from Richard Steel pursuant to the terms and conditions of a stock purchase agreement, dated October 30, 2014, by and among the Company, Steel Media and Mr. Steel (the "Stock Purchase Agreement").

As consideration for the purchase of Steel Media, we agreed to pay Mr. Steel up to $20,000,000, consisting of: (i) a cash payment at closing of $7,500,000; (ii) a cash payment of $2,000,000 which was held in escrow to satisfy certain indemnification obligations to the extent such arise under the Stock Purchase Agreement; (iii) a one year secured subordinated promissory note in the principal amount of $2,500,000 (the "Note") which was secured by 477,373 shares of our Class A common stock (the "Escrow Shares"); and (iv) earn out payments of up to $8,000,000 (the "Earn Out Consideration").

The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4,000,000, of which $1,600,000 was paid in cash and the balance was paid through the issuance of 256,754 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. The Company determined the remaining Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016 and reversed the second portion of the earn out liability of $3,585,435 in September 2016. At December 31, 2015, we recorded $7,585,435 associated with the first and second portions of the earn out.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

NOTE 3 – NOTES PAYABLE

Financing Agreement with Victory Park Management, LLC

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The Financing Agreement provides for borrowings of up to $20,000,000 to be evidenced by notes issued thereunder, which are secured by a first priority, perfected security interest in substantially all of the assets of the Company and its subsidiaries (including Steel Media) and a pledge of 100% of the equity interests of each domestic subsidiary of the Company pursuant to the terms of a pledge and security agreement (the "Pledge and Security Agreement") entered into by the Company on the Financing Agreement Closing Date (which was joined by Steel Media immediately after the Company's acquisition of Steel Media). The Financing Agreement contains covenants limiting, among other things, indebtedness, liens, transfers or sales of assets, distributions or dividends, and merger or consolidation activity. The notes (the "Financing Notes") issued pursuant to the Financing Agreement, including the note issued to the lender thereunder in the original aggregate principal amount of $9,000,000 on the Financing Agreement Closing Date (the "Initial Financing Note") and the subsequent notes described below, bear interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (“PIK”) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieves a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declines on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement are scheduled to mature on October 30, 2017, with scheduled quarterly payment dates commencing December 31, 2014. Proceeds from the Initial Financing Note issued on the Financing Agreement Closing Date were used to finance, in part, the Company's acquisition of Steel Media as described in Note 2.

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

On May 14, 2015, we entered the First Amendment to Financing Agreement with the Agent. Under the terms of the amendment, the leverage ratio, senior leverage ratio, fixed charge coverage ratio and interest coverage ratio under the Financing Agreement were all modified, and the minimum current ratio was reduced. The amendment also modified our obligations with respect to the delivery of certain reports, certain representations by us as well as clarifying other additional terms by which the loan is administered.

On July 6, 2015, we borrowed an additional $1,500,000 pursuant to the Financing Agreement. The loan funded on July 8, 2015. In connection, therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1,500,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement for working capital.

On October 26, 2015, we borrowed an additional $1,400,000 pursuant to the Financing Agreement. The loan funded on October 26, 2015. In connection, therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1,400,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement towards the payment of the Note due Richard Steel described in Note 2, and for working capital.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On January 26, 2016, we borrowed an additional $1,600,000 pursuant to the Financing Agreement. The loan funded on January 28, 2016. In connection, therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $1,600,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. The Senior Secured Term Note will mature on October 30, 2017. We used the proceeds from this additional draw under the Financing Agreement as a portion of the payment to Mr. Richard Steel of the first year Earn Out Consideration described in Notes 2 and 6.

On February 16, 2016, we borrowed an additional $500,000 pursuant to the Financing Agreement. The loan funded on February 16, 2016. In connection, therewith, we issued a Senior Secured Term Note to the lender in the principal amount of $500,000. The Senior Secured Term Note has terms identical to the Initial Financing Note described above. We used the proceeds from this additional draw under the Financing Agreement as working capital.

For the year ended December 31, 2016, we made principal payments of $3,763,474.

Notes payable as of December 31, consists of the following:

	2016	2015

Current portion of note payable	$3,996,928	$2,455,000
Non-current portion of note payable	—	8,033,898
Total note payable including PIK interest	3,996,928	10,488,898
Less: deferred issuance costs	(578,140)	(1,654,773)
Notes payable, net of unamortized cost	$3,418,788	$8,834,125

During the year ended December 31, 2016 and 2015, $511,261 and $390,462, respectively, were recorded as PIK interest expense.

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs are being amortized to interest expense over the life of the debt. During the years ended December 31, 2016 and 2015, $1,076,633 and $1,252,963, respectively of debt issuance costs were amortized. At December 31, 2016 and 2015, the remaining balance of deferred debt issuance costs amounted to $578,140 and $1,654,773, respectively. The deferred debt issuance costs were previously reported as an asset as of December 31, 2015. During 2016, the Company determined that these costs should be reflected as a reduction of the note payable. As such, the Company has reclassified these costs and revised its previously issued financial statements to reflect this determination in accordance with ASU 2015-3.

Pursuant to the Financing Agreement dated October 31, 2014, the Company also issued to the lender thereunder, on the Financing Agreement Closing Date, a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for a specified number of shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock that exceeds 4.99% of the Company's outstanding shares of Class A common stock following such exercise. The number of shares issuable upon exercise of the Financing Warrant and the exercise price therefor are subject to adjustment in the event of stock splits, stock dividends, recapitalizations and similar corporate events. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued pursuant to the Financing Agreement, but prior to the date that is five years after the Financing Agreement Closing Date, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (A) 50% of the total revenue for the Company and its subsidiaries, on a consolidated basis, for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (B) $1,500,000. We have recorded the put liability at its present value of $1,500,000 at December 31, 2016.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

As contemplated under the Financing Agreement, the Company also entered a registration rights agreement on the Financing Agreement Closing Date (the "Financing Registration Rights Agreement") with the holder of the Financing Warrant, pursuant to which the Company granted to such holder certain "piggyback" rights to register the shares of the Company's Class A common stock issuable upon exercise of the Financing Warrant. Specifically, the holder of the Financing Warrant has the right, subject to certain allocation provisions set forth in the Financing Registration Rights Agreement, to include the shares underlying the Financing Warrant in registration statements for offerings by the Company of its Class A common stock, as well as offerings of the Company's Class A common stock held by third parties. The shares underlying the Financing Warrant were included in a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission in October 2015.

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

Activity for the put liability for the years ended December 31, was:

	2016	2015

Put liability, beginning of year	$1,436,282	$1,260,010
Accretion in value	63,718	176,272
Put liability, end of year	$1,500,000	$1,436,282

The terms of the Financing Agreement require us to maintain certain financial covenants, including leverage ratios, senior leverage ratios, fixed charge coverage ratios, interest coverage ratios and minimum current ratios. Financing Agreement covenant violations constitute an event of default which, at the election of the Agent, could result in the acceleration of the unpaid principal loan balance and accrued interest under the Financing Agreement.

In anticipation that the Company would not comply with one or more of these financial covenants under terms of the Financing Agreement by the second or third quarter of 2016, we advised the Agent. On August 22, 2016, we entered a Forbearance Agreement with the Agent (the “Forbearance Agreement”).

Under the terms of the Forbearance Agreement, until the earlier of either the expiration of the Forbearance Period, which is defined to mean the date when all conditions of the agreement have been satisfied, or the Forbearance Termination Date of January 1, 2017, the lenders have agreed not to take any actions, including declaring an event of default or otherwise accelerating the obligations owed under the Financing Agreement, related to our failure solely to comply with the financial covenants for the periods ended June 30, 2016 and September 30, 2016. During the Forbearance Period, beginning on July 1, 2016 the PIK interest rate of the outstanding amounts due under the Financing Agreement increased by 3% per annum to 7% per annum. Our monthly cash interest payments remain unchanged at 10% per annum. We were also required to pay all amounts due under the Financing Agreement on or before December 31, 2016. We agreed to pay a forbearance fee of $115,322 together with legal fees of the lender’s counsel not to exceed $25,000.

On October 3, 2016, we made an additional principal repayment to the Agent in the amount of $2,000,000.

At December 31, 2016, we had $3,996,928 outstanding under the Financing Agreement. On January 4, 2017, we used the proceeds from an equity sale to repay this balance in full. See Note 12.

Financing and Security Agreement with Fast Pay Partners, LLC

On September 19, 2016, the Company executed a Financing and Security Agreement dated September 14, 2016, as amended by Amendment No. 1 also dated September 14, 2016 (collectively, the "FastPay Agreement"), with FastPay Partners LLC (“FastPay”) creating an accounts receivable-based credit facility.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Under the terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase the Company's eligible accounts receivables. Upon any acquisition of accounts receivable, FastPay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $8,000,000 in advances. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. The Company is subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to increase to 50% for its larger customer.

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

The FastPay Agreement contains covenants that are customary for agreements of this type and are primarily related to accounts receivable and audit rights. The Company is also required to provide FastPay with 30-day notice of any transaction that results, or would result in, a “change of control” as defined in the FastPay Agreement. The failure to satisfy covenants under the FastPay Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the FastPay Agreement and/or the acceleration of the Company's obligations. The FastPay Agreement contains provisions relating to events of default that are customary for agreements of this type.

The FastPay Agreement has an initial one-year term and automatically renews for successive one-year terms thereafter, subject to earlier termination by written notice by the Company, provided all obligations are paid and the payment of an early termination fee.

The initial advance under the FastPay Agreement was $5,507,468 and the Company used substantially all of this amount to reduce the obligations outstanding under the Financing Agreement, as amended, with the Agent. Additional proceeds available to the Company under the FastPay Agreement will be used for working capital.

The proceeds from the initial advance under the FastPay Agreement were paid directly to the Agent. As such, these transactions are presented as non-cash financing activities in the Supplemental schedule of noncash financing activities in the Company’s consolidated statements of cash flows.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Following the conversion of the remaining shares of our Series 1 Preferred Stock during 2015 into shares of our Class A common stock, in February 2016, we filed a Certificate of Elimination with the Secretary of State of Delaware returning all shares of previously designated Series 1 Preferred Stock to our blank check preferred stock. No shares of Series 1 Preferred Stock were outstanding at December 31, 2015.

Common Stock

We are authorized to issue an aggregate of 59,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 50,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. There were no shares of Class B common stock outstanding at December 31, 2016 or 2015, respectively.

On February 23, 2016, our Board of Directors approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of our Class A common stock for grants under this plan. The terms of the 2016 Plan, which is administered by our Board of Directors, are identical to those of our 2014 Equity Compensation Plan and 2012 Equity Compensation Plan. We have reserved 600,000 shares of our Class A common stock for awards under the 2016 Plan.

During January 2016 and February 2016, we received aggregate proceeds of $500,000 from the sale of 100,000 shares of our Class A common stock.

During January 2016, we issued 256,754 shares of Class A common stock, valued at $2,400,000, to Richard Steel as partial payment of the first year Earn Out Consideration. Refer to Note 2 regarding a further description of the Earn Out Consideration.

During February 2016, we issued 6,786 shares of Class A common stock, valued at $47,500, to members of our board of directors for services. We also issued 10,000 shares of Class A common stock, valued at $70,000, to an employee as compensation which were previously awarded and expensed over the vesting period in 2014 and 2015.

On February 23, 2016, we issued an aggregate of 10,000 shares of our Class A common stock, valued at $70,000, as partial compensation for services under the terms of a consulting agreement.

On August 16, 2016, we issued 3,077 shares of our Class A common stock, valued at $20,000, to a new member of our board of directors for services.

On September 22, 2016, we issued 23 shares of our Class A common stock which resulted from rounding up to whole shares related to the reverse stock split.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On September 30, 2016, we sold an aggregate of 665,000 units of our securities to fourteen accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $3,325,000. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant (“Purchase Warrants”) to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share. We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the Purchase Warrants included in the units sold in this offering, together with the shares of our Class A common stock underlying the Purchase Warrants. If we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the Purchase Warrants for a period of at least 60 days following the delivery by us of a suspension notice, then the Purchase Warrants are exercisable on a cashless basis. T.R. Winston & Company, LLC, a broker-dealer, acted as placement agent for us in this offering. We paid the placement agent commissions totaling $266,000 and agreed to issue it Purchase Warrants to purchase 53,200 shares of our Class A common stock at an exercise price of $7.50 per share. We also paid compensation for services provided by Noble Financial Capital Markets in the amount of $180,000 regarding their assistance in this transaction. T.R. Winston & Company, LLC has reallocated a portion of the commissions and Purchase Warrants to a selected dealer member of the selling group. We also agreed to pay T.R. Winston & Company, LLC a fee of 4% of the proceeds we may receive upon the exercise of the Purchase Warrants included in the units. We used $2,000,000 of the net proceeds received by us in this offering to further reduce our obligations which were outstanding under the Financing Agreement, as amended, with the Agent. We will use the balance of the proceeds for general working capital.

On October 31, 2016, the Company sold an aggregate of 255,000 units of its securities to nine accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $1,275,000. This was the final closing of a private placement commenced in September 2016. Each unit consisted of one share of our Class A common stock and one three year Class A Common Stock Purchase Warrant to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share. We agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the warrants included in the units sold in this offering, together with the shares of our Class A common stock underlying the Placement Agent Warrants. If we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the warrant for a period of at least 60 days following the delivery by us of a suspension notice, then the warrants are exercisable on a cashless basis. T.R. Winston & Company, LLC, a broker-dealer, acted as placement agent for us in this offering and received 22,392 units in lieu of a cash placement agent commission totaling $109,956 and reimbursement of certain expenses. We also agreed to issue it three year warrants (“Placement Agent Warrants”) to purchase 15,200 shares of our Class A common stock at an exercise price of $7.50 per share. T.R. Winston & Company, LLC also reallocated a portion of the gross placement agent commissions and Placement Agent Warrants to a selected dealer member of the selling group resulting in the payment by us of a cash commission of $2,000 and the issuance of an additional 400 Placement Agent Warrants. We also agreed to pay T.R. Winston & Company, LLC a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units. We are using the net proceeds for general working capital.

Stock Awards

On September 22, 2015, we granted an aggregate of 44,000 common stock awards to nine employees. The shares will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period.

In April 2016, we granted a total of 20,000 shares of our Class A common stock awards to an employee. The shares vest over a two-year period. The fair value of this grant amounted to $166,000 and will be expensed over the vesting period as additional compensation.

In October 2016, we granted a total of 100,000 shares of our Class A common stock awards to an employee. The shares vest over a two-year period. The fair value of this grant amounted to $673,500 and will be expensed over the vesting period as additional compensation.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On November 14, 2016, the Company entered an Advisory Agreement with kathy ireland Worldwide LLC ("kiWW"). Under the terms of this agreement, which expires on December 31, 2018, the Company engaged kiWW to provide a variety of advisory and consulting services to the Company, including (i) if the Company forms an Advisory Committee of independent, third party brand, marketing and/or consumer product C-level executives, to serve on such committee on terms no less favorable than the highest compensated person on such committee, (ii) as an advisor, hold the non-executive designation of Chief Branding Advisor, (iii) provide reasonable input to the Company on various aspects of corporate branding, and (iv) use good faith efforts to introduce the Company to potential business customers. As compensation for such services, the Company will issue kiWW 100,000 shares valued at $678,000 of its Class A common stock on January 2, 2017 and reimburse kiWW for incurred expenses. Although the shares to be issued are for future services over the term of the agreement, we have recognized the value of these services as an expense during the year ended December 31, 2016. The agreement contains customary confidentiality and indemnification provisions.

Awards in the amount of 35,500 and 17,092 common shares were forfeited during the years ended December 31, 2016 and 2015, respectively.

Stock Options and Warrants

In February 2015, we granted 2,400 common stock options to a director. The options vest quarterly over one year. The options have an exercise price of $6.00 per s hare and a term of five years. These options had a grant date fair value of $3.10 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 2 years.

In August 2015, we granted 40,000 common stock options to an employee. The options vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $8.25 per s hare and expire three years following the vesting date. These options had a grant date fair value of $3.70 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years.

In September 2015, we granted 77,000 common stock options to employees. The options will vest ratably over three years on each grant date anniversary. Compensation expense will be recognized over the vesting period. The options have an exercise price of $8.65 per s hare and expire three years following the vesting date. These options had a grant date fair value of $3.95 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 2 years.

In October 2016, we granted an aggregate of 146,000 stock options to three employees. The options will vest over three years. The options have an exercise price of $7.50 per share and a term of five years. These options had a grant date fair value of $4.98 per option, determined using the Black Scholes method based on the following assumptions: (1) risk free interest rate of 1.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 112%; and (4) an expected life of the options of 5 years.

During the years ended December 31, 2016 and 2015, we recorded compensation expense of $1,200,121 and $840,512, respectively, related to stock based compensation. During the years ended December 31, 2016 and 2015, 47,000 options and 111,600 options were forfeited, respectively.

On September 19, 2016, the Company extended the expiration date of common stock purchase warrants issued and sold in 2013 to purchase an aggregate of 642,000 shares of its Class A common stock at an exercise price of $5.00 per share from between October 8, 2016 and November 6, 2016 to March 31, 2017, for which, the Company applied ASC 718-20-35-3 modification of equity-classified contracts and therefore the incremental fair value from the modification (the change in the fair value of the instrument before and after the modification) of $274,634 is recognized as an expense in the consolidated statements of operations to the extent the modified instrument has a higher fair value.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On November 16, 2016, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Market Street Investor Relations, LLC (“Consultant”). The Company engaged the Consultant to provide certain investor relations and public relations services on behalf of the Company as are more fully described in the Consulting Agreement. The term of the Consulting Agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the Consultant, the Company issued the Consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones described within the Consulting Agreement. The value of the warrants at the date of grant was $1,390,264. At the direction of the Consultant, a warrant to purchase 200,000 shares was issued to the Consultant and a warrant to purchase 200,000 shares was issued to Steve Antebi (a principal stockholder in the Company). The Company also advanced the Consultant $100,000 on the effective date to cover anticipated expenses regarding the services to be performed by the Consultant. The Company is recognizing the value of the services rendered over the term of the Consulting Agreement.

Reverse Stock Split

On September 20, 2016, the Company completed a reverse stock split. The principal reason for the reverse stock split was to facilitate the up-listing of our Class A common stock to the NASDAQ Capital Market which has a minimum market (bid) price requirement for new applicants of $4.00 per share.

After giving effect to the reverse stock split, each five shares of the Company's Class A common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of its Class A common stock on the effective date of the reverse stock split. No fractional shares of Class A common stock were issued to any stockholder and all fractional shares which might otherwise be issuable because of the reverse stock split were rounded up to the nearest whole share. On the effective date of the reverse stock split, all outstanding options and warrants to purchase shares of the Company's Class A common stock were proportionally adjusted based upon the split ratio and became exercisable into one-fifth of the number of shares of the Company's Class A common stock as it was prior to the reverse stock split at an exercise price which is five times the exercise price prior to the reverse stock split.

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

These consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

On October 13, 2016, the Company's Class A common stock began trading on The NASDAQ Stock Market LLC under the symbol "SRAX."

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2016	2015
Office equipment	$119,091	$86,231
Accumulated depreciation	(63,599)	(42,295)
Property and equipment, net	$55,492	$43,936

Depreciation expense for the years ended December 31, 2016 and 2015 was $21,304 and $17,282, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2016	2015

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Internally developed software	119,225	—
Total cost	2,125,225	2,006,000
Accumulated amortization	759,984	394,256
Intangible assets, net	$1,365,241	$1,611,744

Amortization expense was $151,200 for intellectual property, $208,333 for the non-compete agreement and $6,195 for internally developed software for the year ended December 31, 2016. Amortization expense was $151,200 for intellectual property and $243,056 for the non-compete agreement for the year ended December 31, 2015.

The estimated future amortization expense for the years ended December 31, are as follows:

2017	$399,275
2018	399,275
2019	393,079
2020	173,612
$1,365,241

NOTE 7 – RELATED PARTY TRANSACTIONS

We were obligated to Mr. Steel for contingent Earn Out Consideration of up to $8,000,000 that occurred through the acquisition of Steel Media, as described in Note 2 upon Steel Media meeting certain predefined measurements. The Company had initially recorded the liability at its present value of $6,584,042. Additional changes in the value were recorded in the consolidated statement of operations. The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015 and on January 29, 2016 we paid Mr. Steel $4,000,000, of which $1,600,000 was paid in cash and the balance was paid through the issuance of 256,754 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement. As discussed in Note 2, during the year ended December 31, 2016, the Company determined the Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016. The Company determined the fair value of the second Earn Out Consideration to be zero as of December 31, 2016 and recognized the write-off of the remaining Earn Out Consideration in the consolidated statement of operations.

Activity for the contingent consideration payable at December 31, was:

	2016	2015

Contingent consideration payable to related party, beginning of year	$7,585,435	$6,732,123
Accretion in value	159,061	853,312
Payment of Earn Out Consideration	(4,000,000)	—
Forfeiture of Earn Out Consideration	(3,744,496)	—
Contingent consideration payable to related party, end of year	$—	$7,585,435

Malcolm Casselle, a member of our board of directors, is the Chief Technology Officer and President of New Ventures of Tronc, Inc., one of our major advertisers. Revenue from New Ventures of Tronc, Inc. amounted to $4,395,124 and $0 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, New Ventures of Tronc, Inc. owed us $1,042,000, net of liabilities owed New Ventures of Tronc, Inc.

Steve Antebi, a principal stockholder in the Company, serves as a consultant to the Company. We paid him $467,230 and $634,452 for services provided to us during the years ended December 31, 2016 and 2015, respectively. Additionally, the Company entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, refer to Note 4.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, are comprised of the following:

	2016	2015

Accounts payable, trade	$11,745,026	$3,003,642
Accrued expenses	260,818	45,450
Accrued compensation	319,246	659,262
Accrued commissions	830,993	1,430,453
Accounts payable and accrued expenses	$13,156,083	$5,138,807

NOTE 9 – INCOME TAXES

Income tax (benefit) expense from continuing operations for the year ended December 31, 2016 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(1,785,238)	$(1,785,238)
State	—	(257,877)	(257,877)
Subtotal	—	(2,043,115)	(2,043,115)
Valuation allowance	—	2,043,115	2,043,115
Total	$—	$—	$—

Income tax (benefit) expense from continuing operations for the year ended December 31, 2015 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(398,117)	$(398,117)
State	—	(114,535)	(114,535)
Subtotal	—	(512,652)	(512,652)
Valuation allowance	—	512,652	512,652
Total	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2016	2015
Federal statutory income tax rate	-34.0%	-34.0%
State income taxes, net of federal tax benefit	-4.1%	-3.0%
Stock based compensation	0.0%	0.2%
Goodwill impairment	5.5%	0.0%
Permanent differences	0.0%	8.0%
Earn out accretion	-26.6%	8.5%
Other	1.1%	1.5%
Provision to return	6.6%	0.0%
Warrant modification cost	2.3%	0.0%
Change in valuation allowance	49.2%	18.8%
Provision for income taxes	0.0%	0.0%

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets
Net operating loss carryforwards	$2,602,000	$1,785,000
Fixed assets	15,000	3,000
Accrued interest	190,000	—
Intangibles	299,000	—
Stock based compensation	1,383,000	—
Other accruals	62,000	—
Total deferred tax assets	4,551,000	1,788,000

Deferred tax liabilities
Stock based compensation	—	(128,000)
Other accruals	—	(32,000)
Total deferred tax liabilities	—	(160,000)

Net deferred tax assets	4,551,000	1,628,000
Valuation allowance	(4,551,000)	(1,628,000)

Net deferred tax liability	$—	$—

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended December 31, 2016, the valuation allowance increased by $2,923,000 to $4,551,000. $2,000,000 of this increase was recorded to deferred tax expense with the remainder as an offset to deferred tax asset not previously recorded. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At December 31, 2016, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $6,600,000 and $11,600,000, respectively, both of which begin to expire in 2032. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s state net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2016, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 10 – STOCK OPTIONS, AWARDS AND WARRANTS

2012, 2014 and 2016 Equity Compensation Plans

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 600,000 shares of our Class A common stock. On November 5, 2014, our board of directors approved the adoption of our 2014 Equity Compensation Plan (the " 2014 Plan ") and reserved 600,000 shares of our Class A common stock for grants under this plan. On February 23, 2016, our board of directors approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of our Class A common stock for grants under this plan. The purpose of the 2012, 2014 and 2016 Plans is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company's business. The 2012, 2014 and 2016 Plans are administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock,
•	stock appreciation rights (SARs),
•	restricted stock units (RSUs),
•	performance units,
•	performance shares, and
•	other stock-based awards.

Any option granted under the 2012, 2014 and 2016 Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012, 2014 or 2016 Plans is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012, 2014 or 2016 Plans is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Transactions involving our stock options for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	476,800	$7.00	469,000	$6.30
Granted during the period	146,000	7.50	119,400	8.45
Exercised during the period	—	—	—	—
Forfeited during the period	(47,000)	8.21	(111,600)	5.65
Outstanding, end of the period	575,800	$7.03	476,800	$7.00

Exercisable at the end of the period	189,960	$6.23	98,833	$6.00

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

At December 31, 2016 options outstanding totaled 575,800 with a weighted average exercise price of $7.03. At December 31, 2016, these options had an intrinsic value of $156,500 and a weighted average remaining contractual term of 4.8 years. Of these options, 189,960 are exercisable at December 31, 2016, with an intrinsic value of $123,436 and a remaining weighted average contractual term of 2.7 years. Compensation cost related to the unvested options not yet recognized is approximately $925,000 at December 31, 2016. We have estimated that approximately $412,000 will be recognized during 2017.

The weighted average remaining life of the options is 4.8 years.

Transactions involving our common stock awards for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	2016	2015
	Number	Number
Outstanding, beginning of the period	103,167	167,759
Granted during the period	120,000	44,000
Vested during the period	(71,001)	(91,500)
Forfeited during the period	(35,500)	(17,092)
Unvested at the end of the period	116,666	103,167

Unrecognized compensation cost related to our common stock awards is approximately $691,000 and $532,597 at December 31, 2016 and 2015, respectively. We have estimated that we will recognize future compensation expense approximating $411,000 during the year ended December 31, 2017 and $280,000 during the year ended December 31, 2018.

Transactions involving our stock warrants for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	2,030,276	$5.95	1,853,875	$5.80
Granted during the period	946,587	7.50	176,401	7.50
Exercised during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Outstanding, end of the period	2,976,863	$6.45	2,030,276	$5.95

Exercisable at the end of the period	2,976,863	$6.45	2,030,276	$5.95

The weighted average remaining life of the warrants is 1.7 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases with lease terms which expire through December 31, 2017. Future minimum lease payments required under the operating leases amount to $37,200 for the year ended December 31, 2017.

Rent expense for office space amounted to $155,184 and $198,733 for the years ended December 31, 2016 and 2015, respectively. The Company has given 60 notice to cancel the lease of its New York facility and will vacate that property in June 2017.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise due to their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Employment agreements

We have entered employment agreements with key employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2017, the Company entered into a definitive securities purchase agreement (the “Agreement”) with two fundamental institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) 761,905 shares of the Company’s Class A common stock; and (ii) five year Series B Warrants (the “Series B Warrants”) representing the right to acquire up an additional 380,953 shares of our Class A common stock at an exercise price of $7.00 per share. The shares of our Class A common stock and the Series B Warrants were sold in a registered direct offering and we received gross proceeds of $4,000,000. Simultaneously we conducted a private placement with the same purchasers for no additional consideration of Series A Warrants (the “Series A Warrants”) representing the right to acquire up to an additional 380,953 shares of our Class A common stock at an exercise price of $6.70 per share. The Series A Warrants are exercisable for five years commencing 6 months from the date of closing of the private sale of the Series A Warrants to the purchasers. We intend to file a registration statement on Form S-1 registering the resale of the shares underlying the Series A Warrants during the second quarter of 2017.

The exercise price of the Series A Warrants and Series B Warrants is subject to full ratchet adjustment in certain circumstances, subject to a floor price of $1.20 per share. The adjustment provisions under the terms of the Series A Warrant will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. In addition, if there is no effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the warrants are exercisable on a cashless basis. If we fail to timely deliver the shares underlying the warrants, we will be subject to certain buy-in provisions.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Beginning 100 days after the issuance date of the Series B Warrants, at any time the market price of our Class A common stock is less than $5.25 per share, the holders have the right to cashlessly exercise the Series B Warrants for a number of shares of our Class A common stock calculated pursuant to a formula set forth in the Series B Warrants. We have the right, in lieu of delivery of such shares of our Class A common stock, to pay the holder of the Series B Warrants being cashlessly exercised, a specified amount in cash, with a maximum cash payment of $2,500,000. The ability to exercise the Series B Warrants cashlessly will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions.

Pursuant to the terms of the warrants, a holder of a warrant will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

In the event of any extraordinary transaction, as described in the warrants and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock, the holder will have the right to have the warrants and all obligations and rights thereunder assumed by the successor or acquiring corporation. Also, at the election of the holder of each warrant, in the event of an extraordinary transaction, we or any successor entity may be required to repurchase such warrant for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants.

Pursuant to an engagement letter dated December 29, 2016 (the “Placement Agent Agreement”) by and between the Company and Chardan Capital Markets, LLC (“Chardan Capital”), Chardan Capital agreed to act as the Company’s placement agent in connection with both the registered direct offering and the concurrent private placement. Pursuant to the Placement Agent Agreement, the Company paid Chardan Capital a cash fee equal to $160,000 (4% of the gross proceeds), as well as reimbursing Chardan Capital for its expenses in connection with the offering in the amount of $15,000. In addition, the Company granted Chardan Capital a warrant to purchase 76,190 shares of Class A common stock (the “Placement Agent Warrants”). The Placement Agent Warrants has an exercise price of $6.50 per share and is exercisable for 5.5 years commencing six months from the issuance date. The Company plans to file a registration statement registering the shares underlying the Placement Agent Warrants.

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, was approximately $3,830,000. The proceeds of the offering were used to satisfy the outstanding notes issued under the terms of the Financing Agreement dated October 30, 2014 with the Agent. In connection with the January 2017 capital raise, Victory Park Management, LLC agreed not to exercise the put right under the Financing Warrant prior to May 20, 2017 (135 days after the closing of the January 2017 capital raise), and following any exercise of the put right after the expiration of the put standstill period, we will have 45 days to satisfy this obligation.

The Class A shares of common stock and Series B Warrants were sold, and will be issued, pursuant to the Prospectus Supplement, dated January 4, 2017, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-214644) filed with the Securities and Exchange Commission on November 16, 2016 and declared effective on November 28, 2016.

On January 25, 2017, the Company entered a Separation Agreement and Release with Mr. Richard Steel pursuant to which he voluntarily resigned as an executive officer and member of our board of directors. Mr. Steel served as our President and a member of our board of directors since our acquisition of Steel Media in October 2014. Mr. Christopher Miglino, our Chief Executive Officer, was appointed President following Mr. Steel's resignation from that office.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Under the terms of the Separation Agreement and Release, Mr. Steel terminated his employment agreement with us through a voluntarily resignation. We agreed to reduce the remaining period of the non-competition and non-solicitation provisions of the stock purchase agreement entered at the time of the acquisition to 18 months from the date of his separation from our company and all unvested stock options have terminated. We are obligated to pay him approximately $156,000 representing his base salary through the separation date, 2016 bonus and unused paid time off. In addition, we agreed to pay for 12 months of COBRA healthcare benefits for Mr. Steel and his family and consented to the early release from escrow of $2,000,000 of the portion of the purchase price paid to him for the acquisition of Steel Media which had been placed in escrow with a third party in 2014 pending potential future claims, none of which have been made as of the date of separation. The Separation Agreement and Release contains mutual releases and waivers.

In January 2017, we issued 3,858 shares of our Class A common stock valued at $12,500 to Mr. Ferguson upon his appointment to our board of directors and the audit committee of the board. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(a)(2) of that act.

In February 2017, the Company issued an individual 150,000 shares of our Class A common stock valued at $420,000 as compensation for services under the terms of a consulting agreement. The recipient, Mr. Steven Antebi, is a principal stockholder of the Company.

On March 22, 2017, Chad Holsinger, an executive officer, provided his termination notice with the Company to pursue other opportunities. Also, on March 22, 2017, two board members and members of the audit committee, Rodney Dillman and Derek Ferguson, tendered their resignations as board members effective immediately. On March 27, 2017, Robert Jordan was appointed to the board as an independent director to fill a vacancy on the board.

 In March 2017, we issued 51,667 shares of Class A common stock for vested stock awards.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

EXHIBIT INDEX

No.	Description
2.1

Stock Purchase Agreement, dated October 30, 2014, by and among Richard Steel, Steel Media and Social Reality, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

3.1	Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
3.2	Certificate of Correction (incorporated by reference to the S-1 Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
3.3	Bylaws (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
3.4	Certificate of Designations, Rights and Preference of Series 1 Preferred Stock (incorporated by reference to the Current Report on Form 8-K as filed on August 22, 2013).
3.5	Certificate of Amendment to the Certificate of Incorporation of Social Reality, Inc. (incorporated by reference to the Current Report on Form 8-K filed September 19, 2016).
4.1	Specimen Class A common stock certificate (incorporated by reference to the Form 8-A filed October 12, 2016).
4.2	Form of Class A Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed October 6, 2016).
4.3	Form of Class A common stock purchase warrant (incorporated by reference to the Current Report on Form 8-K as filed on October 24, 2013).
4.4

Warrant dated August 22, 2013 issued to T.R. Winston & Company, LLC under the terms of the Investment Banking Agreement (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

4.5	Form of Series B common stock purchase warrants issued to T.R. Winston & Company, LLC (incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2014).
4.6	Form of Class A common stock purchase warrant issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
4.7	Warrant to Purchase Class A Common Stock issued October 30, 2014 (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).
4.8	Form of Class A common stock purchase warrant issued in 2016 private placement (incorporated by reference to the Current Report on Form 8-K filed October 6, 2016).
4.9	Form of Series A Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.10	Form of Series B Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.11	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.12	Form of Placement Agent Warrant issued in 2016 private placement *
10.1

2012 Equity Compensation Plan, including form of option grant, restricted stock unit grant and restricted stock award (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).

10.2	2014 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 10, 2014).
10.3	2016 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K filed February 26, 2016)
10.4

Employment Agreement dated January 1, 2012 by and between Social Reality, Inc. and Christopher Miglino (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended)(1).

10.5	Employment Agreement dated October 19, 2015 by and between Social Reality, Inc. and Erin DeRuggiero (incorporated by reference to the Annual Report on Form 10-K for the year ended December 1, 2015)(1)
10.6

Employment Agreement dated October 17, 2016 by and between Social Reality, Inc. and Joseph P. Hannan (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2016) (1)

10.7

Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014)(1).

10.8	Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Chad Holsinger. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-206791)(1).
10.9

Employment Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Adam Bigelow (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014)(1).

10.10	Separation Agreement and Release dated January 25, 2017 by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K filed January 27, 2017)(1).

F-1

10.11

Employment Agreement dated December 19, 2014 by and between Social Reality, Inc. and Dustin Suchter (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014)(1).

10.12	Form of Proprietary Information, Inventions and Confidentiality Agreement (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
10.13	Form of Indemnification Agreement (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
10.14

Indemnification Agreement, dated October 30, 2014, by and between Social Reality, Inc. and Richard Steel (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014)(1).

10.15	Facebook's Standard Platform Terms for Advertising Providers (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
10.16

Sublease for principal executive offices dated August 12, 2012 by and between TrueCar, Inc. and Social Reality, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-193611).

10.17

English translation of the form of Agreement dated January 25, 2013 by and between Social Reality, Inc. and Servicios y Asesorias Planic, S.A. de cv (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.18	Sublease Agreement dated January 1, 2015 by and between Amarcore, LLC and Social Reality, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-206791)
10.19

Advisory Agreement dated November 14, 2016 by and between Social Reality, Inc. and kathy ireland Worldwide, LLC (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2016).

10.20	Financing and Security Agreement by and between Social Reality, Inc. and FastPay Partners LLC, as amended (incorporated by reference to the Current Report on Form 8-K filed September 23, 2016).
10.21

Share Acquisition and Exchange Agreement dated December 19, 2014 by and among Social Reality, Inc., Five Delta, Inc. and the Stockholders of Five Delta, Inc. ** (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on December 22, 2014).

10.22

Escrow Agreement, dated October 30, 2014, by and among Social Reality, Inc., Richard Steel and Wells Fargo Bank, National Association, as escrow agent (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.23	Joint Written Instructions to Release Funds from Escrow Account dated January 25, 2017 *
10.24

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

10.28	Securities Purchase Agreement, dated as of January 4, 2017 (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
10.29	Placement Agent Agreement, dated as of December 29, 2016 (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
10.30

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

10.32

Pledge and Security Agreement, dated October 30, 2014 by and among Social Reality, Inc., Steel Media and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.33

Registration Rights Agreement, dated October 30, 2014, by and among Social Reality, Inc. and the lenders listed on the schedule of Buyers thereto (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 4, 2014).

10.34

Forbearance Agreement dated August 22, 2016 by and among Social Reality, Inc., Steel Media, Five Delta, Inc., the lenders and Victory Park Management, LLC (incorporated by reference to the Current Report on Form 8-K filed August 24, 2016).

10.35	Letter Agreement, dated January 5, 2017.*
10.36	Insider Trading Policy adopted February 23, 2016 *
14.1	Code Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-179151, as amended).
18.1	Preference letter regarding change in accounting principle (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2016).
23.1	Consent of RBSM LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*

filed herewith.

**

Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Social Reality, Inc. agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

(1)

Management contract or compensatory plan.