Form 10-K/A
period 2016-12-31
SOCIAL REALITY, Inc.
filed 2017-04-28
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $24,500,000 on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  8,025,017 shares of Class A common stock are issued and outstanding as of April 25, 2017.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file a definitive proxy statement which involves the election of directors within 120 days of the end of our fiscal year ended December 31, 2016. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement which involves the election of directors if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file such a definitive proxy statement by such date. Accordingly, this Amendment hereby amends and replaces in its entirety Part III of the Original Filing.

Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications by our principal executive officer and principal financial officer in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 31, 2017.

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

i

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions	Director Since
Christopher Miglino	48	Chairman of the Board, Chief Executive Officer, President	2010
Erin DeRuggiero	41	Chief Innovations Officer, Director	2010
Kristoffer Nelson	38	Chief Operating Officer, Director	2014
Joseph P. (J.P.) Hannan	45	Chief Financial Officer	—
Mark Savas	47	Director	2012
Malcolm CasSelle	46	Director	2013
Anthony William Packer	77	Director	2016
Robert Jordan	48	Director	2017

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He was appointed President of our company in January 2017.  He also served as our Chief Financial Officer from April 2010 until November 2014, and as our principal financial and accounting officer since August 2015. Mr. Miglino has over 15 years of experience running various advertising companies. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. From 2004 until 2008, Mr. Miglino served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant.  Mr. Miglino received his Bachelor of Science degree from the Marshall School of Business at the University of Southern California.

Mr. Miglino's role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Miglino should serve on our Board.

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

Ms. DeRuggiero' s advertising, sales and business development experience in digital based companies and her role as a co-founder of our company were factors considered by the Corporate Governance and Nominating Committee in determining Ms. DeRuggiero should serve on our Board.

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

Mr. Nelson's significant operational experience in multiple aspects of our company coupled with his experience at Living Full Blast, Inc. and Krama Consulting & Development were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Nelson should serve on our Board.

Joseph P. ("J.P.") Hannan.  Mr. Hannan has served as our Chief Financial Officer since October 2016.  Mr. Hannan has over 20 years of experience as a chief financial officer across the television, radio, publishing and digital media sectors ranging from startups to large scale, publicly traded companies.  Prior to joining Social Reality, Inc. in October 2016, Mr. Hannan was employed by Cumulus Media, Inc. (NASDAQ: CMLS), serving as Senior Vice President, Treasurer and Chief Financial Officer (March 2010 to June 2016), as Interim Chief Financial Officer (July 2009 to March 2010) and Vice President and Controller (April 2008 to July 2009).  He also served concurrently as Chief Financial Officer of Modern Luxury Media, an affiliate of Cumulus Media, Inc., from August 2010 to June 2016.  From May 2006 to July 2007, Mr. Hannan served as Vice President and Chief Financial Officer of the radio division of Lincoln National Corporation (NYSE: LNC), and from March 1995 to November 2005 he served in a number of executive positions including Chief Operating Officer and Chief Financial Officer of Lambert Television, Inc., a privately held television broadcasting, production and syndication company. Mr. Hannan has served as a director on a number of company boards, and is currently Chairman of Barefoot Luxury, Inc., an international hospitality company based in Atlanta, Georgia.  He previously served as a director of Regent Communications, Inc., International Media Group, and iBlast, Inc. Mr. Hannan received his Bachelor of Science degree from the Marshall School of Business at the University of Southern California.

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

Mr. Savas' management consulting and operational experience were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Savas should serve on our Board.

Malcolm CasSelle.  Mr. CasSelle has been a member of our board of directors since August 2013.  Since June 2016 Mr. CasSelle has been the Chief Technology Officer and President of New Ventures at Tronc, Inc., where he oversees all digital operations and is responsible for leveraging data and technology to accelerate digital growth.  Prior to Tronc, he was Senior Vice President and General Manager, Digital Media of SeaChange International. He joined SeaChange International in 2015 as part of the company’s acquisition of Timeline Labs, where he served as CEO. Prior to SeaChange, Mr. CasSelle was CEO of MediaPass, an online paywall solution designed to generate subscription-based revenues for digital content. He also served as CEO of Xfire, a global social network for core video game players with over 22 million registered users.  Mr. CasSelle served as director of Hong Kong-based Capital Union Investments, where he managed private direct investments into late-stage web companies.  He was also previously a top executive at Groupon’s joint venture with Chinese instant messaging and gaming giant Tencent.  Mr. CasSelle co-founded NetNoir, the first outside company to be accepted into the AOL Greenhouse Program, as well as Pacific Century CyberWorks (PCCW), a publicly traded service provider based in Hong Kong.  Mr. CasSelle has also been an active early stage investor in companies including Facebook, Zynga, and most recently Bitcoin-related companies.  He holds a bachelor’s degree from Massachusetts Institute of Technology and a master’s degree from Stanford University, both in Computer Science.

Mr. CasSelle's entrepreneurial background, knowledge of our market segment and experience as a Board member for other companies were factors considered by the Corporate Governance and Nominating Committee in determining Mr. CasSelle should serve on our Board.

William Anthony Packer.  Mr. Packer has been a member of our board of directors since August 2016.  Mr. Packer, who is self-employed, has spent the majority of his career as a broadcaster of collegiate basketball for NBC and CBS.  Over the period of 35 years, Mr. Packer broadcast 34 NCAA tournaments, including 33 straight national championships.  Mr. Packer has been inducted into many Halls of Fame, including the College Basketball Hall of Fame and North Carolina Sports Hall of Fame.  He has also been involved with many sports and business activities, such as developing the Nike Hoop Summit, The Tour DuPont, The Tour of China, and The Buckler Challenge.  In addition to broadcasting and marketing, Mr. Packer has been involved with many real estate and corporate endeavors.  He has been or is presently on the boards of the Naismith Basketball Hall of Fame, Olde Beau Golf & Country Club and Transbotics Corporation.  He is also a member of the board of directors of Kure Corp., a Charlotte, North Carolina-based privately held company.

Mr. Packer's business and entrepreneurial background and his service on a number of boards were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Packer should serve on our Board.

Robert Jordan.  Mr. Jordan has been a member of our board of directors since March 2017.  He is a seasoned business executive who has spent the past 20 years acquiring, managing and divesting middle-market companies spanning a variety of industries. Since 2016 he has served as Chief Executive Officer of Yoi Corporation, a Los-Angeles-based company that provides software as a service (SaaS)-based mobile digital tools for line managers.  In 2013, Mr. Jordan founded Tribeca Capital Partners LLC, a private investment holding company focused on acquiring and operating lower middle market companies. Immediately prior to founding Tribeca Capital Partners LLC, from 2003 to 2013 Mr. Jordan was Chief Executive Officer of KMS Software Company, LLC, a leading human capital management SaaS company which he successfully sold to SAP AG in April 2013.  Prior to KMS, Mr. Jordan held chief executive officer roles at a number of companies across several industry sectors and senior management positions at both The Walt Disney Company and Pepsi-Cola Bottling Company.  He received a BSBA from Northern Arizona University and attended Executive Education programs at both Harvard Business School and UCLA School of Business.

Mr. Jordan's executive level and senior management business experience coupled by his private investment company experience were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Jordan should serve on our Board.

There are no family relationships between any of the executive officers and directors.

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman and Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. Directors are elected for a term of one year.  Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Board leadership structure and Board’s role in risk oversight

Mr. Miglino serves as both the Chairman of our Board of Directors and our Chief Executive Officer.  We do not have a lead independent director.  Our Board believes our current structure provides independence and oversight, and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. Moreover, given the size and relatively early stage of the company’s development, the current structure allows the Chairman and Chief Executive Officer to balance his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business with more direct involvement and frequent communication with the other board members.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, the board of directors meets regularly to review Social Reality's risks.  Our Chief Financial Officer generally attends the Board meetings and is available to address any questions or concerns raised by any member of the Board on risk management and any other matter. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through the Board's standing committees and, when necessary, special meetings of independent directors.  Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The Board of Directors has standing Audit, Compensation, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.socialrealty.com.  All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Corporate Governance and Nominating Committee Member
Marc Savas	✓	✓ (1)	✓
Malcolm CasSelle		✓	✓ (1)
Anthony William Packer	✓
Robert Jordan	✓

———————

(1)

Denotes chairperson.

In 2015 we established a Nominating and Compensation Committee of the board.  In August 2016 in preparation of the uplisting of our Class A common stock to the Nasdaq Capital Market, that committee was disbanded and our board formed separate (i) Compensation, and (ii) Corporate Governance and Nominating committees as well as an Audit Committee.

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualifications and independence of our independent registered public accountants.

The Audit Committee has the ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The Audit Committee is also be responsible for performing other related responsibilities set forth in its charter.

The Audit Committee is composed of three directors, each of has determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.  The Audit Committee met twice during 2016.

Compensation Committee

The Compensation Committee assists the board in:

•	determining, in executive session at which our chief executive officer is not present, the compensation for our CEO or president, if such person is acting as the CEO;

•	discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;

•	reviewing and recommending to the board regarding compensation to be provided to our employees and directors; and

•	administering our equity compensation plan.

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our stockholders. The Compensation Committee is composed of two directors, each of whom has been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.  The Compensation Committee met twice in 2016.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee:

•	assists the board in selecting nominees for election to the Board;

•	monitor the composition of the board;

•	develops and recommends to the board, and annually reviews, a set of effective corporate governance policies and procedures applicable to our company; and

•	regularly review the overall corporate governance of the Corporation and recommends improvements to the board as necessary.

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures.  The Corporate Governance and Nominating Committee is composed of two directors, each of whom has been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.  The Corporate Governance and Nominating Committee met twice in 2016.

Stockholder nominations

Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the Corporate Governance and Nominating Committee for appropriate consideration. It is the policy of the Corporate Governance and Nominating Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on our board of directors. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, the committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Corporate Governance and Nominating Committee, a shareholder should submit the following information in writing, addressed to the Corporate Secretary of Social Reality at our main office:

•	the name and address of the person recommended as a director candidate;

•	all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act;

•	the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;

•

as to the person making the recommendation, the name and address, as they appear on our books, of such person, and number of shares of our Class A common stock owned by such person; provided, however, that if the person is not a registered holder of our common stock, the person should submit his or her name and address along with a current written statement from the record holder of the shares that reflects the recommending person’s beneficial ownership of our common stock; and

•	a statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

Compensation of directors

In February 2016, the board of directors approved a non-executive director compensation policy for 2016. As compensation for their services, each non-executive director will receive:

•	an annual cash retainer of $10,000, payable quarterly;

•	a restricted stock award of a number of shares of our Class A common stock equal to a fair market value of $10,000; and

•	a per meeting fee of $2,000 up to a maximum of five board meetings a year.

In addition, non-executive directors who also serve on a committee of the board will receive a additional restricted stock awarded of a number of shares of our Class A common stock equal to $2,500.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2016. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Marc Savas	20,000	15,000	—	—	—	—	35,000
Malcolm CasSelle	20,000	15,000	—	—	—	—	35,000
Martin A. Sumichrast (1)	20,000	15,000	—	—	—	—	35,000
Rodney J. Dillman (2)	20,000	12,500	—	—	—	—	32,500
Anthony William Packer	11,000	12,500	—	—	—	—	23,500

———————

(1)	Mr. Sumichrast was a member of our board of directors from January 2015 until January 2017.

(2)	Mr. Dillman was a member of our board of directors from February 2016 until March 2017.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2016 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2016 other than, Messrs. Nelson and Savas who each failed to timely file one Form 4 reporting one transaction.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

•	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2016;
•	our two most highly compensated named executive officers at December 31, 2016 whose annual compensation exceeded $100,000; and
•

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2016.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2016 appearing in our 2016 10-K.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Christopher Miglino,	2016	114,000	—	—	—	—	—	—	114,000
Chief Executive Officer	2015	114,000	100,000	—	—	—	—	—	214,000

Erin DeRuggiero,	2016	90,000	—	—	—	—	—	412,067	502,067
Chief Innovations Officer (2)	2015	90,000	—	—	—	—	—	224,942	314,942

Chad Holsinger	2016	114,000	186,000	—	—	—	—	1,911,493	2,211,493
Chief Revenue Officer (2)(3)	2015	114,000	111,000	—	—	—	—	2,951,909	3,176,909

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements appearing in the Original Filing.

(2)

All other compensation represents commissions received in accordance with the terms of her or his employment agreement.

(3)

Mr. Holsinger served as our Chief Revenue Officer from October 2014 until March 2017.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino and Hannan and Ms. DeRuggiero which provide the compensation arrangements with these individuals. Mr. Nelson's is not party to an employment agreement but his compensation is determined by the Compensation Committee of the board of directors in consultation with Mr. Miglino. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for his services, Mr. Miglino is entitled to receive a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino agreed to a temporary reduction in his annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. Mr. Miglino's annual base salary for the 2016 was $114,000. He had agreed to accept this reduced compensation until such time as we had sufficient cash resources to return his compensation to the contracted levels. In 2017 his annual base salary was returned to the contracted level of $192,000.  In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

The employment agreement may be terminated upon Mr. Miglino's death, by us with or without cause or by him with or without good reason. In the event of a termination as a result of Mr. Miglino's death, by him without good reason, or by us for cause, we are obligated to pay:

•	the portion of his base salary which has been accrued prior to termination but which has not yet been paid;

•	to the extent required by law, an amount equal to the value of his accrued but unused vacation days;

•	the amount of any expenses properly incurred by him but which have not yet been reimbursed;

•	the amount of any annual bonus related to the most recently completed fiscal year if not already paid, and providing the termination is not by us for cause;

•	any accrued but unused vacation days; and

•	any discretionary bonus previously awarded if not already paid and providing that the termination is not by us for cause.

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

For the purposes of the employment agreement, “cause” generally means:

•	intentionally committing an unlawful act that materially harms us;

•	gross negligence or willful failure or refusal to follow board directives;

•	conviction of, or a guilty plea, to a felony or commitment of any act involving moral turpitude;

•

a breach of any material provision of the employment agreement, or any nondisclosure or noncompetition agreement, including the hereinafter described proprietary information, inventions and competition agreement; or

•	a breach of any material provision of our Code of Ethics and Conduct.

For the purposes of the employment agreement, “good reason” generally means:

•	change in the principal location at which Mr. Miglino performs duties for us of more than 40 miles without his consent; or

•	material change in the executive’s authority, functions, duties or responsibilities.

Mr. Miglino also executed separate proprietary information, inventions and competition agreement and an indemnification agreement with us.

Employment agreement with Ms. DeRuggiero

In October 17, 2015 we entered into an employment agreement with Erin DeRuggiero pursuant to which she was engaged to serve as our Chief Innovations Officer. This agreement replaced a prior 2012 employment agreement with Ms. DeRuggiero. The initial term of the agreement expires on October 19, 2015, subject to automatic 12 month extensions unless a non-renewal notice is received by either party at least 60 days prior to the expiration of the then current renewal term. Ms. DeRuggiero’s compensation includes:

•	an annual salary of $90,000, subject to increase at the discretion of the board of directors;

•	commissions and overrides on certain sales; and

•	paid time off of 30 days per calendar year, subject to accrual limitations.

In the event Ms. DeRuggiero is terminated without “cause” or resigns for “good reason”, she is entitled to, among other things:

•	an amount equal to her base salary for 18 months; plus

•	any earned but unpaid commissions;

•	unused paid time off;

•	amounts due under any benefit plan and for outstanding expense reimbursements; and

•	the opportunity to continue health care coverage under our plan.

The employment agreement with Ms. DeRuggiero contains a customary non-solicitation and invention assignments clause and she executed separate confidentiality and arbitration agreements with our company.

Employment Agreement with Mr. Hannan

On October 14, 2016 we entered into an Employment Agreement with Mr. Hannan pursuant to which he was engaged to serve as Chief Financial Officer. The term of the agreement extends until such time as either party chooses to terminate the employment agreement with our company.  Under the terms of the employment agreement, Mr. Hannan's compensation includes:

•	an annual base salary of $200,000;

•	an annual bonus of $100,000, payable in equal quarterly installments beginning on April 1, and subject to the timely filings of our periodic reports;

•

an annual bonus of a restricted stock grant of $100,000 in value of shares of our Class A common stock on each annual anniversary date of the employment agreement, also subject to the timely filings of our periodic reports, subject to continued employment;

•	a one time restricted stock award of 100,000 shares of our Class A common stock, vesting 50,000 shares on October 14, 2017 and 50,000 shares on October 14, 2017, subject to continued employment; and

•	annual paid time off of 30 days per year.

Mr. Hannan is entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. Upon termination of the agreement by either party, regardless of the reason, he is not entitled to any additional compensation.  The employment agreement with Mr. Hannan contains customary confidentiality, non-disclosure and noninterference provisions.

Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Christopher Miglino	—	—	—	—	—	—	—	—	—

Erin DeRuggiero	—	—	—	—	—	—	—	—	—

Chad Holsinger	25,000	—	25,000	7.50	10/30/24	—	—	—	—

Our equity compensation plans

Information regarding the material terms of our equity compensation plans is contained in note 10 to the notes to the audited consolidated financial statements appearing in the Original Filing.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 25, 2017, we had 8,025,017 shares of our Class A common stock issued and outstanding. The following table sets forth information known to us as of April 25, 2017 relating to the beneficial ownership of shares of our Class A common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding Class A common stock;

•	each director and nominee;

•	each named executive officer; and

•	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 456 Seaton Street, Los Angeles, CA 90013. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of our Class A common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from April 25, 2017, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class
Christopher Miglino	1,007,575	12.6%
Erin DeRuggiero	514,667	6.4%
Kristoffer Nelson (1)	145,001	1.8%
Joseph P. Hannan (2)	3,750	≤1%
Marc Savas (3)	28,371	≤1%
Malcolm CasSelle	62,172	≤1%
Anthony William Packer (4)	36,923	≤1%
Robert Jordan	6,510	≤1%
All named executive officers, directors and director nominees as a group (eight persons) (1)(2)(3)(4)	1,798,459	22.3%
Martin A. Sumichrast (6)	788,500	9.8%
G. Tyler Runnels (7)	412,784	5.1%
Steven Antebi (8)	450,000	5.6%

——————

(1)

Includes 10,000 shares of our Class A common stock issuable pursuant to the exercise of vested stock options.

(2)

Excludes RSUs to purchase $100,000 shares of our Class A common stock which will vest annually during the term of our employment agreement with Mr. Hannan, commencing in October 2017, subject to the terms of the agreement and unvested RSUs to purchase an additional 100,000 shares of Class A common stock.

(3)

Includes 20,200 shares of our Class A common stock issuable pursuant to the exercise of vested stock options.

(4)

Includes 25,000 shares issuable upon the exercise of warrants. The number of shares beneficially owned by Mr. Packer excludes 5,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 days notice to us.

(6)

The number of shares our Class A common stock beneficially owned by Mr. Sumichrast includes:

•	3,000 shares issuable pursuant to the exercise of vested options;

•	216,750 shares held by Stone Street Partners, LLC ("Stone Street");

•	282,000 shares held by Carolina Preferred Technology Investments, LLC ("Carolina Preferred");

•	30,000 shares held by Siskey Capital Opportunity Fund, LLC ("Opp Fund"); and

•	256,750 shares held by Stone Street Partners Opportunity Fund II, LLC ("Opp Fund II").

Mr. Sumichrast in his position at Stone Street has the right to direct the vote and disposition of securities owned by Stone Street. SCAP Management Group, LLC is the managing member of Carolina Preferred, Opp Fund and Opp Fund II. Mr. Sumichrast in his position at SCAP Management Group, LLC has the right to direct the vote and disposition of securities owned by each of Carolina Preferred, Opp Fund and Opp Fund II. Mr. Sumichrast disclaims beneficial ownership of the securities held of record by these entities except to the extent of his pecuniary interest therein. The number of shares beneficially owned by Mr. Sumichrast excludes an aggregate of 246,000 shares of our Class A common stock issuable upon the possible exercise of Class A warrants owned by Carolina Preferred and Opp Fund II. Under the terms of the warrants, a holder may not exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Class A common stock which would exceed 4.99% of our then outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 days notice to us. Mr. Sumichrast's address is 4521 Sharon Road, Suite 450, Charlotte, NC 28211. The information regarding Mr. Sumichrast's beneficial ownership is based upon a Schedule 13G filed on February 28, 2017.

(7)

The number of shares of our Class A common stock beneficially owned by Mr. Runnels includes:

•

281,818 shares which are held by the Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels and his wife, Jasmine N. Runnels, are co-trustees and, as such, share voting and dispositive powers as to such shares;

•	10,000 shares held by High Tide, a family investment vehicle, of which Mr. Runnels is the 80% owner and sole manager;

•	64,804 shares which are held by T.R. Winston & Company, LLC, of which Mr. Runnels is the majority owner, Chairman of the Board and Chief Executive Officer; and

•	56,000 shares held by TRW Capital Management, a family investment vehicle, of which Mr. Runnels is the sole owner and sole manager.

The number of shares of our Class A common stock beneficially owned by Mr. Runnels excludes: (i) 55,000 shares underlying warrants which are held by the Runnels Family Trust DTD 1-11-2000; (ii) 5,000 shares underlying a warrant held by High Tide; (iii) 277,532 shares underlying warrants held by T.R. Winston & Company, LLC; and (iv) 26,000 shares underlying a warrant held by TRW Capital Management. Under the terms of the warrants, the holder may not exercise the warrants to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of our Class A common stock which would exceed 4.99% of the outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 day's notice to us. Mr. Runnel's address is c/o T.R. Winston & Company, LLC, 2049 Century Park East, Suite 320, Los Angeles, CA 90067. The information regarding Mr. Runnel's beneficial ownership interest is based upon a Schedule 13D filed March 30, 2017.

(8)

The number of shares beneficially owned by Mr. Antebi excludes 267,500 shares issuable upon the exercise of warrants. Under the terms of the warrants, the holder may not exercise the warrants to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of our Class A common stock which would exceed 4.99% of the outstanding shares of Class A common stock following such exercise. This limitation may be increased to 9.99% at the holder's option upon 61 day's notice to us. Mr. Antebi's address is 17984 Boris Drive, Encino, CA 91316. The information regarding Mr. Antebi's beneficial ownership interest is based upon a Schedule 13D filed March 30, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2012 Equity Compensation Plan	257,880	$5.68	242,120
2014 Equity Compensation Plan	171,920	$8.65	328,080
2016 Equity Compensation Plan	146,000	$7.50	354,000
Plans not approved by stockholders	—	—	—

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Malcolm CasSelle, a member of our board of directors, is the Chief Technology Officer and President of New Ventures at Tronc, Inc., one of our major advertisers. Revenue from New Ventures of Tronc, Inc. amounted to $4,395,124 and $0 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, New Ventures of Tronc, Inc. owed us $1,042,000, net of liabilities owed New Ventures of Tronc, Inc.

Mr. Steven Antebi, a principal stockholder in our company, serves as a consultant to us. We paid him $467,230 and $634,452 for services provided to us during the years ended December 31, 2016 and 2015, respectively. Additionally, we entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, please see refer to Note 4 to the notes to our audited consolidated financial statements appearing in the Original Filing.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2016 and 2015.

	2016	2015

Audit Fees	$85,000	$65,500
Audit-Related Fees	26,000	45,000
Tax Fees	20,000	22,500
All Other Fees	55,000	30,500
Total	$186,000	$162,500

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

The Audit Committee of our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of the Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting. The audit and tax fees paid to the auditors with respect to 2016 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following documents are filed as part of this report:

(3)

Exhibits

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Reality, Inc.

April 27, 2017	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer