Form 10-Q
period 2017-03-31
SOCIAL REALITY, Inc.
filed 2017-05-15
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,025,017 shares of Class A common stock are issued and outstanding as of May 12, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;
•	our ability to continue as a going concern;
•	the obligation under senior secured convertible debentures in the principal amount of $5,000,000 and compliance with the terms and conditions of these obligations;
•	our reliance on third party vendors;
•	our dependence on revenues from a limited number of customers;
•	our ability to maintain our technology platforms and expand our product offerings;
•	our ability to manage our relationships with our publishers;
•	risks associated with loss to access to the Facebook platform;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our dependence on our executive officers;
•	the continued appeal of Internet advertising;
•	risks related to possible future acquisitions;
•	the possible exercise of the put right by the holder of the warrant issued under the terms of the Financing Agreement (the "Financing Warrant");
•	the possible cashless exercise and ratchet adjustments of Series A warrants in our January 2017 financing;
•	the limited market for our Class A common stock;
•	risks associated with securities litigation;
•	our failure to meet financial performance guidance;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts;
•	concentration of ownership by our management;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and
•	the terms of indemnification agreements with our executive officers and directors.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 31, 2017, as amended on Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on April 28, 2017. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary Steel Media, a California corporation which we refer to as "Steel Media," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "first quarter of 2017" refers to the three months ended March 31, 2017, the "first quarter of 2016" refers to the three months ended March 31, 2016, “2017” refers to the year ended December 31, 2017, "2016” refers to the year ended December 31, 2016, and “2015” refers to the year ended December 31, 2015.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.socialreality.com, www.steelmediainc.com, www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com and www.groupad.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,331	$1,048,762
Accounts receivable, net	6,578,747	8,411,019
Prepaid expenses	330,432	332,503
Other current assets	6,488	6,488
Total current assets	7,034,998	9,798,772
Property and equipment, net	58,079	55,492
Goodwill	15,644,957	15,644,957
Intangibles assets, net	924,011	1,365,241
Other assets	34,659	34,659
Total assets	$23,696,704	$26,899,121

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,960,933	$13,156,083
Note payable, net of unamortized costs	—	3,418,788
Put warrant liability	1,143,781	—
Put liability	1,500,000	1,500,000
Total current liabilities	15,604,714	18,074,871

Commitments and contingencies (Note 11)	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 8,025,017 and 6,951,077 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	8,025	6,951
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock to be issued	—	678,000
Additional paid in capital	24,500,328	22,529,303
Accumulated deficit	(16,416,363)	(14,390,004)
Total stockholders' equity	8,091,990	8,824,250
Total liabilities and stockholders' equity	$23,696,704	26,899,121

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Month Period ended March 31,
	2017	2016

Revenue	$5,326,163	$5,469,335
Cost of revenue	3,279,120	3,180,562
Gross profit	2,047,043	2,288,773

Operating expense
General, selling and administrative expense	4,409,807	3,805,101
Write-off of non-compete agreement	468,751	—
Restructuring costs	377,961	—
Total operating expense, net	5,256,519	3,805,101

Loss from operations	(3,209,476)	(1,516,328)

Other income (expense):
Interest expense:
Interest expense	(133,306)	(590,470)
Amortization of debt issuance costs	(578,140)	(294,857)
Total interest expense	(711,446)	(885,327)
Accretion of put warrants	1,894,563	—
Total other income (expense)	1,183,117	(885,327)

Loss before provision for income taxes	(2,026,359)	(2,401,655)

Provision for income taxes	—	—

Net loss	$(2,026,359)	$(2,401,655)

Net loss per share, basic and diluted	$(0.26)	$(0.41)

Weighted average shares outstanding, basic and diluted	7,844,127	5,907,229

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Month Period Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,026,359)	$(2,401,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	—	158,613
Stock based compensation	512,442	277,849
Amortization of debt issuance costs	578,140	294,857
Accretion of put warrants	(1,894,563)	—
PIK interest expense accrued to principal	—	120,284
Write-off of non-compete agreement	468,751	—
Accretion of contingent consideration	—	118,978
Accretion of put liability	—	47,661
Provision for bad debts	(8,277)	5,330
Depreciation expense	3,234	9,477
Amortization of intangibles	107,720	89,883
Changes in operating assets and liabilities:
Accounts receivable	1,840,549	2,051,072
Prepaid expenses	2,071	5,758
Other current assets	—	25,413
Accounts payable and accrued expenses	(195,150)	(930,265)
Unearned revenue	—	1,970
Net cash used in operating activities	(611,442)	(124,775)

Cash flows from investing activities
Purchase of equipment	(5,821)	—
Development of software	(135,241)	—
Net cash used in investing activities	(141,062)	—

Cash flows from financing activities
Proceeds from the issuance of common stock	3,820,001	500,000
Proceeds from notes payable	—	2,100,000
Repayments of note payable and PIK interest	(3,996,928)	(366,055)
Payment of contingent consideration	—	(1,600,000)
Net cash (used in) provided by financing activities	(176,927)	633,945

Net (decrease) increase in cash and cash equivalents	(929,431)	509,170
Cash and cash equivalents, beginning of period	1,048,762	1,091,186
Cash and cash equivalents, end of period	$119,331	$1,600,356

Supplemental schedule of cash flow information
Cash paid for interest	$550,695	$325,828
Cash paid for taxes	$—	$20,000

Supplemental schedule of noncash financing activities
Initial derivative liability on issuance of put warrants	$3,038,344	$—
Common stock issued for vested grants	$52	$—
Issuance of common stock to be issued	$100	$—
Common stock issued for the payment of contingent consideration	$—	$2,400,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Social Reality, Inc. ("Social Reality") is a Delaware corporation formed on August 2, 2011. These unaudited condensed consolidated financial statements include the consolidated results of Social Reality and its wholly owned subsidiary, Steel Media (“Steel Media”) (collectively referred to as “we”, “us”, “our” or the “Company”). Historically, the Company also included the results of Five Delta, Inc. (“Five Delta”) that was acquired in 2014. On January 1, 2015, the Company migrated management and control of Five Delta to Social Reality. In conjunction with the migration, Social Reality began complete dissolution of Five Delta and Five Delta transferred substantially all of its assets to Social Reality. The dissolution was completed in 2015. We are headquartered in Los Angeles, California.

We sell digital advertising campaigns to advertising agencies and brands. We have developed technology that allows agencies and brands to launch and manage digital advertising campaigns, and we provide the platform that allows website publishers to sell their media inventory to many different digital adverting buyers. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenue from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;
•	sales and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

We offer our customers several pricing options including cost-per-thousand-impression, commonly referred to as CPM, whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

The Company is an approved Facebook, Inc. advertising partner. We sell targeted and measurable online advertising campaigns and programs to brand advertisers and advertising agencies across large Facebook, Inc. applications and websites, generating qualified Facebook likes and quantifiable engagement for our clients, driving online sales and increased brand equity.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three month periods ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in the Company's annual report on Form 10-K filed with the SEC on March 31, 2017, as amended on Form 10-K/A (Amendment No. 1) as filed with the SEC on April 28, 2017.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,805,101 for the three months ended March 31, 2016 to $4,409,807 for the three months ended March 31, 2017. We have incurred losses of $2,026,359 and $2,401,655 for the three months ended March 31, 2017 and 2016, respectively, and experienced negative cash flows amounting to $929,431 for the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of $16,416,363. As of March 31, 2017, we had $119,331 in cash and cash equivalents and a deficit in working capital of $8,569,716 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016. While the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months, we are currently experiencing a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC.

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the repayment of the amounts owed under this financing agreement is expected to result in overall savings to us through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the repayment of these notes has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay Partners, LLC (“FastPay”). See Note 7 for a further discussion of this agreement.

In March 2017, the Company initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, the Company made certain reductions in staffing and a restructuring of sales management compensation, delayed certain previously budgeted expenditures, eliminated certain operating expenses, simplified our organizational structure, including greater consolidation of our sales force and support functions, and extended payments to certain vendors. We recognized certain one-time costs amounting to $377,961 related to the restructuring. Although, we anticipate increasing our revenue streams, we believe our primary objective should evolve around profitability instead of revenue, market share and other metrics each of which relate to, but do not necessarily drive profit.

Accordingly, the Company has taken several actions to continue to support its operations and meet its obligations. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. Our future success depends upon our ability to continue to grow our revenue, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenue and cash flow to a level which supports profitable operations. It is uncertain whether the Company can attain profitability and positive cash flows from operations.

In addition to increasing sales, lowering costs, and a more aggressive approach in managing our accounts payable, our plan to continue as a going concern also includes raising additional capital through borrowing and/or additional sales of equity or equity linked securities. During the three months ended March 31, 2017, we explored various options to raise additional capital to enhance current liquidity and to satisfy the warrant put obligations described in Note 7 and Note 8. In April 2017, we entered a definitive securities purchase agreement which provided $5,000,000 in additional capital allowing us to satisfy the warrant put obligations as further discussed in Note 12.

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to fund cash used in operating and investing activities with cash provided by financing activities. We expect that the actions initiated in 2017 will enhance our liquidity and financial flexibility.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt or capital financing, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us under terms and conditions that are favorable to our success. Additionally, a failure to generate additional liquidity could negatively impact our access to services that are important to the operation of our business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to continue as a going concern. The outcome of these plans cannot be predicted at this time.

Effect of Reverse Stock Split on Presentation

In September 2016, the Company completed a 1 for 5 reverse stock split of our Class A common stock. These condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with GAAP and requires management of the Company to make estimates and assumptions in the preparation of these condensed consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, goodwill, other intangible assets, put rights and valuation of liabilities.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Cost of Revenue

Cost of revenue consists of payments to media providers and website publishers that are directly related to either a revenue-generating event or project and application design costs. The Company becomes obligated to make payments related to media providers and website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying condensed consolidated statements of operations.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $246,598 and $254,875 at March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017, three customers accounted for more than 10% of the accounts receivable balance for a total of 69%. For the three months ended March 31, 2017, one customer accounted for 13% of total revenue. At March 31, 2016, two customers accounted for more than 10% of the accounts receivable balance for a total of 61%. For the three months ended March 31, 2016, one customer accounted for 59% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At March 31, 2017 and December 31, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Intangible assets

Intangible assets consist of intellectual property, a non-complete agreement, and internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of three to six years. The Company capitalizes the costs of developing internal-use computer software, including directly related payroll costs. The Company amortizes costs associated with its internally developed software over periods up to three years, beginning when the software is ready for its intended use.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

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

The Company had historically performed its annual goodwill and impairment assessment on September 30th of each year.  Due to the seasonal and cyclical nature of advertising sales in general, timing of the Company’s annual budgeting process, and the short-term nature of the Company’s advertising sales contracts, it was determined that it would be more effective and efficient to conduct the annual impairment analysis instead at December 31st of each year. This would also better align the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter. The Company changed the date for its impairment testing during the fourth quarter 2016. The Company does not believe this change had any material impact on its condensed consolidated financial statements, and continues to evaluate potential interim impairment to goodwill consistent with its historical practices.

No impairment of goodwill has been recorded during the three months ended March 31, 2017 or 2016, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three months ended March 31, 2017 or 2016, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

There were 3,619,331 common share equivalents at March 31, 2017 and 2,577,403 common share equivalents at March 31, 2016. For the three months ended March 31, 2017 and 2016, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The Company recognizes the impact of a tax position in the consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

NOTE 3 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of New Accounting Standards

For a discussion of recent accounting pronouncements, please refer to Recently Issued Accounting Standards as contained in Note 1 in the December 31, 2016 audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017. During the three months ended March 31, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) which provides improvements to employee share-based accounting transactions. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments of ASU No. 2017-04 for its annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). ASU No. 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with earlier adoption permitted.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). ASU No. 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

•

ASU No. 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

•

ASU No. 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606). ASU No. 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU No. 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations - Reporting Revenue Gross versus Net, (ASU No. 2016-08) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU No. 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU No. 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is still currently evaluating the full impact of the adoption of this standard on its consolidated financial statements. However, given revenue recognition practices already in place, it does not appear likely that this will have a material impact on the Company’s future presentation of consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Office equipment	$124,912	$119,091
Accumulated depreciation	(66,833)	(63,599)
Property and equipment, net	$58,079	$55,492

Depreciation expense for the three months ended March 31, 2017 and 2016 was $3,234 and $9,477, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016
Non-compete agreement	$781,249	$1,250,000
Intellectual property	756,000	756,000
Internally developed software	254,466	119,225
	1,791,715	2,125,225
Accumulated amortization	(867,704)	(759,984)
Carrying value	$924,011	$1,365,241

During the three months ended March 31, 2017, the Company capitalized $135,241 of costs associated with the development of internal-use software, including directly related payroll costs.

In connection with a separation and release agreement with Mr. Steel, the Company agreed to reduce the remaining period of the non-compete agreement, previously entered through the acquisition of Steel Media, to a period of eighteen months from the date of his separation from the Company. As such, the Company wrote off $468,751 in value of the non-compete agreement during the three months ended March 31, 2017.

Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement and $17,837 for the internally developed software for the three months ended March 31, 2017. Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended March 31, 2016.

The estimated future amortization expense for the remainder of 2017 and the years ended December 31 thereafter, are as follows:

Remainder of 2017	$325,365
2018	357,550
2019	229,826
2020	11,270
$924,011

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2017	December 31, 2016
Accounts payable, trade	$11,403,102	$11,745,026
Accrued expenses	859,671	260,818
Accrued compensation	292,289	319,246
Accrued commissions	405,871	830,993
Total	$12,960,933	$13,156,083

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 7 – NOTES PAYABLE

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), the Company entered a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The initial and subsequent notes issued (the “Financing Notes”) bore interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieved a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declined on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement were scheduled to mature on October 30, 2017.

During the three months ended March 31, 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2016:

December 31, 2016

Current portion of notes payable and PIK interest	$3,996,928
Non-current portion of notes payable	—
Total notes payable and PIK interest	3,996,928
Less deferred financing costs	(578,140)
Notes payable and PIK interest, net of deferred costs	$3,418,788

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended March 31, 2017 and 2016, $578,140 and $294,857, respectively, of debt issuance costs were amortized as interest expense. As of March 31, 2017, all deferred debt issuance costs have been completely amortized.

During the three months ended March 31, 2017 and 2016, $0 and $120,284, respectively, were recorded as PIK interest expense.

Pursuant to the Financing Agreement, the Company issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder may not, however, exercise the Financing Warrant for shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock that exceeds 4.99% of the Company's outstanding shares of Class A common stock following such exercise. Pursuant to the Financing Warrant, the warrant holder has the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that has not been previously exercised. In connection with any exercise of this put right, the purchase price will be equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (b) $1,500,000. We have recorded the put liability at its present value of $1,500,000 at March 31, 2017 and December 31, 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

As contemplated under the Financing Agreement, the Company also entered a registration rights agreement on the Financing Agreement Closing Date (the "Financing Registration Rights Agreement") with the holder of the Financing Warrant, pursuant to which the Company granted to such holder certain "piggyback" rights to register the shares of the Company's Class A common stock issuable upon exercise of the Financing Warrant. Specifically, the holder of the Financing Warrant has the right, subject to certain allocation provisions set forth in the Financing Registration Rights Agreement, to include the shares underlying the Financing Warrant in registration statements for offerings by the Company of its Class A common stock, as well as offerings of the Company's Class A common stock held by third parties. The shares underlying the Financing Warrant were included in a Post-Effective Amendment No. 1 to the registration statement on Form S-1 that was declared effective by the SEC in March 2016.

Financing and Security Agreement with FastPay

In September 2016, the Company executed a Financing and Security Agreement, as amended (collectively, the "FastPay Agreement"), with FastPay creating an accounts receivable-based credit facility.

Under the terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase the Company's eligible accounts receivable. Upon any acquisition of accounts receivable, FastPay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $8,000,000 in advances. As a result of the Debentures that we issued in April 2017, the Company agreed to reduce the amount of receivables to be purchased to a maximum of $4,000,000. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. The Company is subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to increase to 50% for its larger customer.

The Company is obligated to repurchase accounts remaining uncollected after a specified deadline, and FastPay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Company's obligations under the FastPay Agreement are secured by a first position security interest in its accounts receivable, deposit accounts and all proceeds therefrom.

The FastPay Agreement contains covenants that are customary for agreements of this type and are primarily related to accounts receivable and audit rights. The Company is also required to provide FastPay with 30-day notice of any transaction that results, or would result in, a “change of control” as defined in the FastPay Agreement. The failure to satisfy covenants under the FastPay Agreement or the occurrence of other specified events that constitute an event of default, as defined, could result in the termination of the FastPay Agreement and/or the acceleration of the Company's obligations. The FastPay Agreement contains provisions relating to events of default that are customary for agreements of this type.

The FastPay Agreement has an initial one-year term and automatically renews for successive one-year terms thereafter, subject to earlier termination by written notice by the Company, provided all obligations are paid, including the payment of an early termination fee.

At March 31, 2017, $2,349,849 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

NOTE 8 – PUT WARRANT LIABILITY

As more fully described in Note 9, the Company issued Series A Warrants and Series B Warrants in connection with the Agreement. The Series A Warrants and the Series B Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The Company identified embedded derivatives related to the warrants issued. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the warrants and to adjust the fair value as of each subsequent balance sheet date. At the inception of the warrants, the Company determined a fair value of $3,038,344 of the embedded derivatives.

On January 4, 2017, the date of inception, the fair value of the embedded derivatives was determined using the Black-Scholes Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

Fair value at March 31, 2017 was estimated to be $1,143,781 and based on a risk-free interest rate of 1.875% for both the Series A Warrants and the Series B Warrants, an expected term of 5.25 years for the Series A Warrants and 4.75 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

During the period ended March 31, 2017, the decrease in the fair value of the warrant derivative liability of $1,894,563 was recorded as a gain on change in fair value of derivative liability.

The put warrant liability is comprised of the following at March 31, 2017:

March 31, 2017

Initial derivative liability on issuance of put warrants	$3,038,344
Less accretion of put warrants	(1,894,563)
Put warrant liability	$1,143,781

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

On January 4, 2017, the Company entered a definitive securities purchase agreement (the “Agreement”) with two fundamental institutional investors (the “Investors”) for the purchase and sale of an aggregate of: (i) 761,905 shares of the Company’s Class A common stock; and (ii) five-year Series B Warrants (the “Series B Warrants”) representing the right to acquire up an additional 380,953 shares of our Class A common stock at an exercise price of $7.00 per share. The shares of our Class A common stock and the Series B Warrants were sold in a registered direct offering and we received gross proceeds of $3,980,001. Simultaneously we conducted a private placement with the same Investors for no additional consideration of Series A Warrants (the “Series A Warrants”) representing the right to acquire up to an additional 380,953 shares of our Class A common stock at an exercise price of $6.70 per share. The Series A Warrants are exercisable for five years commencing 6 months from the date of closing of the private sale of the Series A Warrants to the Investors. We intend to file a registration statement on Form S-1 registering the resale of the shares underlying the Series A Warrants during the second quarter of 2017.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Beginning 100 days after the issuance date of the Series B Warrants, at any time the market price of our Class A common stock is less than $5.25 per share, the holders have the right to exercise the Series B Warrants on a cashless basis for shares of our Class A common stock calculated pursuant to a formula set forth in the Series B Warrants. We have the right, in lieu of delivery of such shares of our Class A common stock, to pay the holder of the Series B Warrants being exercised on a cashless basis, a specified amount in cash, with a maximum cash payment of $2,500,000. The ability to exercise the Series B Warrants on a cashless basis will be extinguished when our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. See Note 12.

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

Pursuant to an engagement letter dated December 29, 2016 (the “Placement Agent Agreement”) by and between the Company and Chardan Capital Markets, LLC (“Chardan Capital”), Chardan Capital agreed to act as the Company’s placement agent in connection with both the registered direct offering and a concurrent private placement. Pursuant to the Placement Agent Agreement, the Company paid Chardan Capital a cash fee equal to $160,000 (4% of the gross proceeds), as well as reimbursement of its expenses related to the offering in the amount of $15,000. In addition, the Company granted Chardan Capital a warrant to purchase 76,190 shares of Class A common stock (the “Placement Warrants”). The Placement Warrants have an exercise price of $6.50 per share and are exercisable for 5.5 years commencing six months from the issuance date. The Company plans to file a registration statement registering the shares underlying the Placement Warrants.

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, were $3,830,000. The proceeds of the offering were used to satisfy the outstanding notes issued under the terms of the Financing Agreement. In connection with the January 2017 capital raise, Victory Park Management, LLC agreed not to exercise the put right under the Financing Warrant prior to May 20, 2017 (135 days after the closing of the January 2017 capital raise), and following any exercise of the put right after the expiration of the put standstill period, we will have 45 days to satisfy this obligation.

The Class A shares of common stock and Series B Warrants were sold and issued pursuant to the Prospectus Supplement, dated January 4, 2017, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-214644) filed with the SEC on November 16, 2016 and declared effective on November 28, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

In September and October 2016, we sold an aggregate of 920,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $4,625,000. Each unit consisted of one share of our Class A common stock and one three-year Class A Common Stock Purchase Warrant (“Purchase Warrants”) to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share. We agreed to file a registration statement with the SEC within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the Purchase Warrants, together with the shares of our Class A common stock underlying the Placement Agent Warrants. If we fail to timely file this resale registration, or at any time thereafter that the prospectus contained in the effective resale registration is not available for the issuance of the shares to the holder upon the exercise of the Purchase Warrants for a period of at least 60 days following the delivery by us of a suspension notice, then the Purchase Warrants are exercisable on a cashless basis. T.R. Winston & Company, LLC (“T.R. Winston”), a broker-dealer and member of FINRA, acted as placement agent for us in this offering. We paid placement agent commissions totaling $266,000 and agreed to issue it three year warrants Placement Agent Warrants to purchase 68,400 shares of our Class A common stock at an exercise price of $7.50 per share. We also provided T.R. Wilson 22,392 units in this offering in lieu of cash placement agent commissions totaling $109,956 and the reimbursement of certain expenses. T.R. Winston has reallocated a portion of the commissions and Placement Agent Warrants to a selected dealer member of the selling group resulting in the payment by us of a cash commission of $2,000 and the issuance of an additional 400 Placement Agent Warrants. We also agreed to pay T.R. Winston a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units. We used $2,000,000 of the net proceeds received by us in this offering to further reduce our obligations which were outstanding under the Financing Agreement. We are using the balance of the proceeds for general working capital.

In connection with an advisory agreement with kathy ireland Worldwide LLC ("kiWW"), the Company issued affilates and designees of kiWW 100,000 shares of its Class A common stock valued at $678,000 on January 2, 2017.

In January 2017, we issued 3,858 shares of our Class A common stock valued at $12,500 to Mr. Derek J. Ferguson upon his appointment to our board of directors and the audit committee of the board. He is an accredited investor and the issuance was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(a)(2) of that act.

In February 2017, the Company issued Mr. Steven Antebi 150,000 shares of our Class A common stock valued at $540,000 as compensation for services under the terms of a consulting agreement. He is a principal stockholder of the Company.

In March 2017, we issued 51,667 shares of Class A common stock for vested stock awards.

In March 2017, we issued 6,510 shares of our Class A common stock valued at $12,500 to Mr. Robert Jordan upon his appointment to our board of directors and the audit committee of the board. He is an accredited investor and the issuance was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(a)(2) of that act.

Stock Awards

There were no new grants of stock awards made during the three months ended March 31, 2017. Awards in the amount of 3,333 common shares were forfeited during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, we recorded stock award expenses of $144,848 and $111,460; respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Stock Options and Warrants

There were no new grants of stock options made during the three months ended March 31, 2017. Awards in the amount of 152,000 options were forfeited during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, we recorded stock option income  of $33,419 and stock option expense of $48,890, respectively.

On November 2016, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Market Street Investor Relations, LLC (“Consultant”). The Company engaged the Consultant to provide certain investor relations and public relations services on behalf of the Company as are more fully described in the Consulting Agreement. The term of the Consulting Agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the Consultant, the Company issued the Consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones described within the Consulting Agreement. The value of the warrants at the date of grant was $1,390,264. At the direction of the Consultant, a warrant to purchase 200,000 shares was issued to the Consultant and a warrant to purchase 200,000 shares was issued to Steve Antebi (a principal stockholder in the Company). The Company also advanced the Consultant $100,000 on the effective date to cover anticipated expenses regarding the services to be performed by the Consultant. The Company is recognizing the value of the services rendered over the term of the Consulting Agreement. As of March 31, 2017, the Consultant has not yet attained any of the milestones contained within the Consulting Agreement and the Company reversed $163,987 of expense related to the Consulting Agreement.

Reverse Stock Split

In September 2016, the Company completed a reverse stock split whereby each five shares of the Company's Class A common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split became one share of its Class A common stock on the effective date of the reverse stock split. No fractional shares of Class A common stock were issued to any stockholder and all fractional shares which might otherwise be issuable because of the reverse stock split were rounded up to the nearest whole share. On the effective date of the reverse stock split, all outstanding options and warrants to purchase shares of the Company's Class A common stock were proportionally adjusted based upon the split ratio and became exercisable into one-fifth of the number of shares of the Company's Class A common stock as it was prior to the reverse stock split at an exercise price which is five times the exercise price prior to the reverse stock split.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Malcolm Casselle, a member of our board of directors, is the Chief Technology Officer and President of New Ventures of Tronc, Inc. (“Tronc”), one of our major advertisers. At March 31, 2017, Tronc owed us $956,680, net of liabilities owed Tronc. The majority of the net amount outstanding relates to a number of transactions with Tronc and a predecessor company controlled by Tronc that dates back to the second quarter 2016. The Company is currently negotiating with Tronc for a complete resolve regarding this outstanding balance.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Mr. Steven Antebi, a principal stockholder in the Company, serves as a consultant to the Company. We paid him $458,006 and $0 for services provided to us during the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, refer to Note 8.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under operating leases with lease terms which expire through January 31, 2018. Rent expense for office space amounted to $40,212 and $61,986 for the three months ended March 31, 2017 and 2016, respectively. Future minimum lease payments required under the operating leases amount to $35,100 for the remainder of the year ended December 31, 2017 and $800 for the year ended December 31, 2018.

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

NOTE 12 – SUBSEQUENT EVENTS

In April 2017, the Company entered into definitive securities purchase agreements (the “Securities Purchase Agreements”) with certain accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of : (i) $5,000,000 principal amount of 12.5% secured convertible debentures (the “Debentures”); and (ii) five-year Series A warrants (the “Debenture Warrants”) representing the right to acquire up to 833,337 shares of our Class A common stock in a transaction exempt from registration under the Securities Act, in reliance on an exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive to as a mandatory redemption of a portion of the principal amount then outstanding Debentures. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd.

The Debenture also contains certain customary events of default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, changes in control of the Company and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such event of default, the outstanding principal amount of the Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. The Company is also subject to certain customary non-financial covenants under the Debenture. The Debenture holders were granted board observation rights so long as the lead investor continues to hold the Debentures.

The Debenture Warrants are initially exercisable at $3.00 per share and, if at any time after the six-month anniversary of the issuance the underlying shares of our Class A common stock are not covered by an effective resale registration statement, the Debenture Warrants are exercisable on a cashless basis. The conversion price of the Debentures and the exercise price of the Debenture Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to a floor of $1.40 per share. If we fail to timely deliver the shares of our Class A common stock upon any conversion of the Debentures or exercise of the Debenture Warrants we will be subject to certain buy-in provisions. Pursuant to the terms of the Debentures and Debenture Warrants, a holder will not have the right to convert any portion of the Debentures or exercise any portion of the Debenture Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Debentures and the Debenture Warrants; provided that after the Shareholder Approval Date, as defined below, at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to us.

In accordance with the Nasdaq Marketplace Rules, until such time as our stockholders have approved the Securities Purchase Agreements and the transactions thereunder (the "Shareholder Approval Date"), we are not obligated to issue any shares of our Class A common stock upon any conversion of the Debentures and/or exercise of the Debenture Warrants, and the holders have no right to receive upon conversion and/or exercise thereof any shares of our Class A common stock, to the extent the issuance of such shares of Class A common stock would exceed 20% of our outstanding Class A common stock prior to the transaction. We are obligated to hold a special meeting of our stockholders on or before June 30, 2017 for the purpose of submitting the approval of the Securities Purchase Agreements and the transactions thereunder to our stockholders. We expect to hold a special meeting of our stockholders on June 23, 2017. Stockholders representing approximately 21% of our Class A common stock have executed a voting agreement with us agreeing to vote to approve the Securities Purchase Agreements and the transactions contemplated thereunder.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

(Unaudited)

We agreed to file a registration statement registering the resale of the shares of our Class A common stock underlying the Debentures and the Debenture Warrants. Under the terms of the Securities Purchaser Agreements, we also granted the Purchasers of the Debentures the right to purchase an additional $3,000,000 of Debentures upon the same terms and conditions for a period beginning on the Shareholder Approval Date and expiring on earliest of the date that (a) the initial registration statement has been declared effective by the SEC, (b) all of the underlying shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for our company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the closing date provided that a holder of the underlying shares is not an affiliate of the Company or (d) all of the underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act.

Chardan Capital, Noble Capital Markets, Inc. ("Noble") and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation) (“Aspenwood”), all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities pursuant to the Securities Purchase Agreements. In addition, an affiliate of Noble purchased Debentures amounting to $720,000 and was issued Debenture Warrants to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions amounting to $276,700 to these broker-dealers in connection with the sale of the Debentures. Additionally, we issued Chardan Capital placement agent warrants ("Chardan Placement Agent Warrants") to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We issued Noble placement agent warrants (“Noble Placement Agent Warrants”) to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable six months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees warrants (“Aspenwood Warrants”) to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We will include the shares underlying the Chardan Placement Agent Warrants, the Noble Placement Agent Warrants, and the Aspenwood Warrants in the aforedescribed resale registration statement we expect to file.

The net proceeds to us from the offering, after deducting placement agent fees and estimated offering expenses, were approximately $4,547,000. We utilized $2,500,000 of the net proceeds to satisfy a put obligation under the Series B warrants issued to investors in a registered direct offering that we conducted in January 2017 as described in Note 8. The balance of the net proceeds will be used for the potential obligation to satisfy the warrant put right held by the Agent, accounts payable, and other working capital requirements.

As a result of the sale of the Debentures, the exercise price of the Series A Warrants issued to investors in our January 2017 private offering were reset to $2.245 per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three-month periods ended March 31, 2017 and 2016 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We are an Internet advertising and platform technology company that provides tools to automate the digital advertising market. Our focus is to provide technology tools that enable both publishers and advertisers to maximize their digital advertising initiatives. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory through real-time bidding, or “RTB”, exchanges;

•

sale and licensing of our SRAX Social platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands.

The core elements of our business are:

•

Social Reality Ad Exchange or "SRAX" – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the RTB exchanges. The SRAX platform integrates multiple market-leading demand sources, including OpenX, Pubmatic and AppNexus. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

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

We offer our customers several pricing options including cost-per-thousand-impression, commonly referred to as CPM, whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

During the first quarter of 2017, our efforts have been focused on the continued growth of our sales and marketing efforts with all of our platforms with the goal of eliminating the dependence on revenues from a limited number of customers. Additionally, we have also concentrated on the reduction of various operating expenses to streamline our business for the future and provide liquidity. In March 2017, we initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, we made certain reductions in staffing and a restructuring of sales management compensation, delayed certain previously budgeted expenditures, eliminated certain operating expenses, simplified our organizational structure, including greater consolidation of our sales force and support functions, and extended payments to certain vendors. As a result of these changes, we recognized one-time costs of $377,961 during the first quarter of 2017 that related to severance accruals, recruiting fees and legal fees.

We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to utilize existing cash on hand to fund our operating, investing, and financing activities. As described elsewhere herein, during April 2017 we raised an additional $5,000,000 through the sale of convertible debentures.  We used a portion of those proceeds to satisfy the put obligation of $2,500,000 under the Series B warrants issued in our January 2017 offering.  However, the terms of those debentures will make it more difficult for us to raise capital in future periods while the debt remains outstanding.  We expect, however, that the reduction in our operating expenses coupled with our focus to improve the technology tools we offer that enable both publishers and advertisers to maximize their digital advertising initiatives will result in a reduction in our need for outside capital during the balance of 2017.

Going concern

For the three months ended March 31, 2017, we reported a net loss of $2,026,359, cash used in operating activities of $611,442 and we had an accumulated deficit of $16,416,363 at March 31, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and for the year then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our losses from operations, negative cash flows generated from operating activities and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2017	2016	change
	(unaudited)	(unaudited)
Revenue	$5,326,163	$5,469,335	(2.6)%
Cost of revenue	3,279,120	3,180,562	3.1%
Gross margin percentage	38.4%	41.8%	(8.2)%
Operating expense, net	5,256,519	3,805,101	38.1%
Operating loss	(3,209,476)	(1,516,328)	111.7%
Other income (expense)	1,183,117	(885,327)	(233.6)%
Net loss	$(2,026,359)	$(2,401,655)	(15.6)%

Revenue

The decrease in our revenue during the three months ended March 31, 2017 from the comparable periods in 2016 reflect the decrease in revenue from our significant legacy customer partially offset by an increase in revenue from our SRAX buy side and sell side clients as well as continuing growth in SRAXmd. With the growth of our revenues coming from other areas of our business, we do not expect that the loss of low-margin revenues from this legacy customer will adversely impact our expected overall revenue growth for the remainder of 2017.We have, additionally, taken several actions including the reorganization of sales personnel in an effort to broaden our customer base and expand our product offerings to additional buy-side clients and explore new channels of revenue.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 99% of cost of revenue was attributable to payments to website publishers and other media providers for the first quarter of 2017 as compared to 97% during the first quarter of 2016. The balance was attributable to labor costs and project and application design costs. During the first quarter of 2017, our gross margin declined as a result of an increase in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of revenue increased to 61.6% for the first quarter of 2017 as compared to 58.2% for the comparable period in 2016.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense increased 38.1% in the first quarter of 2017 from the comparable period in 2016. During the three months ended March 31, 2017, we incurred $4,409,807 of general, selling and administrative expenses which compares to $3,805,101 for the comparable period in 2016. The first quarter 2017 operating expenses were also impacted by the one-time write-off of the non-compete agreement amounting to $468,751 and the one-time restructuring costs amounting to $377,961. Since the restructuring program was basically instituted at the end of the first quarter 2017, we expect that our operating expenses will significantly decline for the remainder of 2017 and beyond.

Other income (expense)

Other income (expense) in the first quarter 2017 represents factoring fees, the remaining amortization of debt issuance costs related to our previous financing agreement and the non-cash accretion of our put warrants issued in connection with our January 2017 financing amounting to $1,894,563. Interest expense for the first quarter 2016 represents interest under notes issued pursuant to a financing agreement and factoring fees, amortization of debt costs and the accretion of the put liability under a financing agreement. Interest expense decreased 19.6% for the first quarter of 2017 as compared to the first quarter of 2016. We expect that our overall interest expense during the balance of 2017 will increase as a result of the 12.5% secured convertible debentures that we sold in April 2017. As certain of our outstanding securities, including the debentures and two series of warrants, contain reset provisions of the conversion and exercise price of the security, we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our Class A common stock in accordance with GAAP. The non-cash income in the first quarter 2017 materially impacted our results of operations and, while those securities remain outstanding, we may have additional non-cash income or losses in future periods that could materially affect our net loss or net income within those periods. We are, however, unable to estimate the amount of such income or expense in future periods as that income or expense is partly based on the market price of our Class A common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Non-GAAP financial measures

We use Adjusted net loss to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation and the accretion of put warrants. We use Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our operations by excluding interest and certain additional one-time expenses. We believe the presentation of Adjusted net loss and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net loss and Adjusted EBITDA as an alternative to net loss, determined in accordance with GAAP, as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net loss and Adjusted EBITDA is net loss.

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,026,359)	$(2,401,655)
plus:
Equity based compensation	512,442	436,462
Accretion of put warrants	(1,894,563)	—
Adjusted net loss	$(3,408,480)	$(1,965,193)
Restructuring costs	377,961	—
Write-off of non-compete agreement	468,751	—
Interest expense	711,446	885,327
Depreciation and amortization	110,954	99,360
Adjusted EBITDA	$(1,739,368)	$(980,506)

Liquidity and capital resources

Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,805,101 for the three months ended March 31, 2016 to $4,409,807 for the three months ended March 31, 2017. We have incurred losses of $2,026,359 and $2,401,655 for the three months ended March 31, 2017 and 2016, respectively, and experienced negative cash flows amounting to $929,431 for the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of $16,416,363. As of March 31, 2017, we had $119,331 in cash and cash equivalents and a deficit in working capital of $8,569,716 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016. While the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months, we are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement.

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. The repayment of these notes has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. During April 2017, we raised $5,000,000 through the sale of 12.5% convertible debentures. We utilized $2,500,000 of the proceeds of this sale to satisfy the put obligation of the Series B Warrants issued to investors in the January 2017 offering. The balance of the debenture sales proceeds will be used to satisfy the potential warrant obligation of the put right held by Victory Park Management, LLC, the payment of accounts payable and other working capital requirements. As described in Part II, Item 1A. Risk Factors, the terms of the Debentures could materially impact our liquidity and results of operations in future periods, If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay which is now subject to a cap of $4,000,000 that we agreed to as part of the Debentures in April 2017.

Cash flows from operating activities

Net cash used in operating activities was $611,442 during the three months ended March 31, 2017 compared to net cash used in operating activities of $124,775 for the comparable period in 2016. During the three months ended March 31, 2017, the Company’s accounts receivable decreased by $1,840,549 which compares with a decrease in accounts receivable of $2,051,072 for the comparable period in 2016. Accounts payable and accrued liabilities during the three months ended March 31, 2017 decreased by $195,150 which compares to a decrease in accounts payable and accrued liabilities of $930,265 for the comparable period in 2016.

Cash flows from investing activities

During the three months ended March 31, 2017 net cash used in investing activities was $141,062 as compared to $0 during the three months ended March 31, 2016. During the three months ended March 31, 2017, we used cash to acquire equipment and develop internally used software.

Cash flows from financing activities

During the three months ended March 31, 2017 net cash used in financing activities was $176,927 which represented the net proceeds from the sale of securities amounting to $3,820,001 offset by the complete repayment of our notes payable of $3,996,928. During the comparable period in 2016, net cash in the amount of $633,945 was provided by financing activities which primarily consisted of proceeds from the sale of common stock of $500,000 and proceeds from notes payable of $2,100,000 offset by a $1,600,000 payment of contingent consideration and $366,055 in repayments of notes payable.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016. During the third quarter of 2016, we engaged a full-time Chief Financial Officer. We expect to remediate all material weaknesses in our internal control over financial reporting prior to the end of 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

The terms of the Debentures could material impact our liquidity and results of operations in future periods.

Certain terms of the Debentures that we issued in April 2017 could materially impact our liquidity and results of operations in future periods, including:

•

Interest on the Debentures is payable on a quarterly basis in cash at 12.5% per annum beginning July 1, 2017;

•

The Debentures are secured by a second position security interest in our accounts receivable, second only to FastPay, and a first position security interest in the balance of our assets, including our intellectual property;

•

We are subject to continued compliance with certain financial covenants, including a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and minimum quarterly revenue and EBITDA related to SRAXmd;

•

The Debentures are subject to a mandatory redemption by us;

•

In the event of future financings by us, subject to certain exempt issuances, the holders of the Debentures have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding;

•

While we are able to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures, our ability to undertake an optional redemption of the Debentures is subject to our compliance with certain equity conditions;

•

Our ability to incur additional indebtedness is limited, as is our ability to issue additional equity; and,

•

We have agreed to a cap of $4,000,000 on the sale of our accounts receivable to FastPay under the FastPay factoring agreement.

Our failure to conduct our business within the confines of these contractual restrictions could result in an event of default under the Debentures. The Debentures also contain various other events of default, among others, including failure to pay principal or interest, breach or misrepresentation of covenants, representations or warranties, filing of or proceedings for bankruptcy, ineligibility of listings or quotations on the trading market for our Class A common stock, a change in control of the Company, and the false or inaccurate certification regarding our compliance with any equity conditions.

Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the debentures, if we were unable to cure the default within the prescribed periods, if at all, the holders could accelerate all amounts then due. If we were unable to repay these obligations, the holders could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the holders should foreclose on our assets, it is likely you would lose your entire investment in our company. These obligations may further adversely impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to previously disclosed issuances of securities, in April 2017 we issued 6,510 shares of our Class A common stock valued at $12,500 to a director as compensation for his services as a director.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description

4.1	Form of Series A Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.2	Form of Series B Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.3	Form of Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K filed January 4, 2017).
4.4	Form of Series A Warrant (incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017).
4.5	Form of 12.5% secured convertible debenture (incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017).
4.6	Form of Placement Agent Warrant for Chardan Capital Markets, Inc. and Aspenwood Capital (incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017).
10.1	Form of Securities Purchase Agreement dated April 20, 2017(incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017).
10.2	Form of Security Agreement dated April 20, 2017(incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017)..
10.3	Form of Registration Rights Agreement dated April 20, 2017 (incorporated by reference to the Current Report on Form 8-K as filed on April 21, 2017).
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 15, 2017	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 15, 2017	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer