Form 10-Q
period 2017-06-30
SOCIAL REALITY, Inc.
filed 2017-08-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,025,017 shares of Class A common stock are issued and outstanding as of August 14, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;
•	our ability to continue as a going concern;
•	the obligation under senior secured convertible debentures in the principal amount of $5,000,000 and compliance with the terms and conditions of these obligations;
•	our reliance on third party vendors;
•	our dependence on revenues from a limited number of customers;
•	our ability to maintain our technology platforms and expand our product offerings;
•	our ability to manage our relationships with our publishers;
•	risks associated with loss to access to the Facebook, Inc. platform;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our dependence on our executive officers;
•	the continued appeal of Internet advertising;
•	risks related to possible future acquisitions;
•	our ability to satisfy the $1,500,000 put liability due on July 5, 2017 related to the warrant issued under the terms of the Financing Agreement (the "Financing Warrant");
•	the possible cashless exercise and ratchet adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 financing transaction;
•	the limited market for our Class A common stock;
•	risks associated with securities litigation;
•	our failure to meet financial performance guidance;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts;
•	concentration of ownership by our management;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and
•	the terms of indemnification agreements with our executive officers and directors.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 31, 2017, as amended on Form 10-K/A (Amendment No. 1) as filed with the Securities and Exchange Commission on April 28, 2017 and other filings with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary Steel Media, a California corporation which we refer to as "Steel Media," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "second quarter of 2017" refers to the three months ended June 30, 2017, the "second quarter of 2016" refers to the three months ended June 30, 2016, “2017” refers to the year ended December 31, 2017, "2016” refers to the year ended December 31, 2016, and “2015” refers to the year ended December 31, 2015.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.SRAX.com, www.sraxmd.com, www.sraxapp.com, and www.sraxdi.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$396,560	$1,048,762
Accounts receivable, net	7,597,427	8,411,019
Prepaid expenses	324,060	332,503
Other current assets	898	6,488
Total current assets	8,318,945	9,798,772
Property and equipment, net	63,545	55,492
Goodwill	15,644,957	15,644,957
Intangibles assets, net	940,613	1,365,241
Other assets	39,135	34,659
Total assets	$25,007,195	$26,899,121

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,097,107	$13,156,083
Note payable, net of unamortized costs	—	3,418,788
Unearned revenue	135,032	—
Put warrant liability	338,414	—
Debenture warrant liability	723,036	—
Debenture conversion liability	689,942	—
Put liability	1,500,000	1,500,000
Total current liabilities	15,483,531	18,074,871
Secured convertible debentures, net	1,811,446	—
Total liabilities	17,294,977	18,074,871

Commitments and contingencies (Note 13)	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 8,025,017 and 6,951,077 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	8,025	6,951
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock to be issued	—	678,000
Additional paid in capital	24,858,241	22,529,303
Accumulated deficit	(17,154,048)	(14,390,004)
Total stockholders' equity	7,712,218	8,824,250
Total liabilities and stockholders' equity	$25,007,195	$26,899,121

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$5,979,688	$9,249,411	$11,305,852	$14,718,746
Cost of revenue	2,644,208	6,262,808	5,923,327	9,443,370
Gross profit	3,335,480	2,986,603	5,382,525	5,275,376

Operating expense
General, selling and administrative expense	3,344,445	3,425,590	7,754,252	7,230,691
Write-off of non-compete agreement	—	—	468,751	—
Restructuring costs	—	—	377,961	—
Impairment of goodwill	—	670,000	—	670,000
Total operating expense, net	3,344,445	4,095,590	8,600,964	7,900,691

Loss from operations	(8,965)	(1,108,987)	(3,218,439)	(2,625,315)

Other income (expense):
Interest expense:
Interest expense	(197,267)	(434,420)	(330,573)	(858,251)
Amortization of debt issuance costs	(187,568)	(271,747)	(765,708)	(566,604)
Total interest expense	(384,835)	(706,167)	(1,096,281)	(1,424,855)
Loss on repurchase of Series B warrants	(2,053,975)	—	(2,053,975)	—
Loss on repricing of Series A warrants	(99,820)	—	(99,820)	—
Accretion of put warrants	459,162	—	2,353,725	—
Accretion of debenture discount and warrants	1,350,746	—	1,350,746	—
Accretion of put liability	—	(16,057)	—	(63,718)
Accretion of contingent consideration	—	(40,083)	—	(159,061)
Write-off of contingent consideration	—	3,744,496	—	3,744,496
Total other income (expense)	(728,722)	2,982,189	454,395	2,096,862

(Loss) income before provision for income taxes	(737,687)	1,873,202	(2,764,044)	(528,453)

Provision for income taxes	—	—	—	—

Net (loss) income	$(737,687)	$1,873,202	$(2,764,044)	$(528,453)

Net (loss) income per share, basic	$(0.09)	$0.31	$(0.35)	$(0.09)
Net (loss) income per share, diluted	$(0.09)	$0.29	$(0.35)	$(0.09)

Weighted average shares outstanding, basic	8,025,017	5,986,494	7,954,294	5,951,445
Weighted average shares outstanding, diluted	8,025,017	6,538,205	7,954,294	5,951,445

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Month Period Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,764,044)	$(528,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based prepaid fees	—	317,226
Stock based compensation	621,327	459,556
Amortization of debt issuance costs	612,168	566,604
Loss on repurchase of Series B warrants	2,053,975	—
Loss on repricing of Series A warrants	99,820	—
Accretion of put warrants	(2,353,725)	—
Accretion of debenture discount and warrants	(1,350,746)	—
Amortization of debt discount	153,540	—
PIK interest expense accrued to principal	—	241,449
Impairment of goodwill	—	670,000
Write-off of non-compete agreement	468,751	—
Write-off of contingent consideration	—	(3,744,496)
Accretion of contingent consideration	—	159,061
Accretion of put liability	—	63,718
Provision for bad debts	(21,433)	77,235
Depreciation expense	6,182	13,319
Amortization of intangibles	226,205	179,765
Changes in operating assets and liabilities:
Accounts receivable	835,025	(1,779,039)
Prepaid expenses	8,443	(13,396)
Other assets	1,115	29,603
Accounts payable and accrued expenses	(1,058,976)	3,199,816
Unearned revenue	135,032	43,747
Net cash used in operating activities	(2,327,341)	(44,285)

Cash flows from investing activities
Purchase of equipment	(14,235)	(4,816)
Development of software	(270,328)	—
Net cash used in investing activities	(284,563)	(4,816)

Cash flows from financing activities
Proceeds from the issuance of common stock, net	3,820,001	500,000
Proceeds from notes payable	—	2,100,000
Proceeds from secured convertible debentures, net	2,136,629	—
Repayments of note payable and PIK interest	(3,996,928)	(1,367,265)
Payment of contingent consideration	—	(1,600,000)
Net cash provided by (used in) financing activities	1,959,702	(367,265)

Net decrease in cash and cash equivalents	(652,202)	(416,366)
Cash and cash equivalents, beginning of period	1,048,762	1,091,186
Cash and cash equivalents, end of period	$396,560	$674,820

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Month Period Ended June 30,
	2017	2016
Supplemental schedule of cash flow information
Cash paid for interest	$649,199	$606,956
Cash paid for taxes	$—	$20,000

Supplemental schedule of noncash financing activities
Initial derivative liability on issuance of put warrants	$3,038,344	$—
Issuance of placement agent warrants	$249,028	$—
Common stock issued for vested grants	$52	$—
Issuance of common stock to be issued	$100	$—
Common stock issued for the payment of contingent consideration	$—	$2,400,000
Initial derivative and warrant liability accounted as debt discount on convertible debenture	$2,763,723	$—
Repurchase of series B warrants directly paid by debenture holder on behalf of the Company	$2,500,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three month and six month periods ended June 30, 2017 and 2016. The results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period.

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses decreased from $3,425,590 for the three months ended June 30, 2016 to $3,344,445 for the three months ended June 30, 2017. Our general, selling and administrative expenses increased from $7,230,691 for the six months ended June 30, 2016 to $7,754,252 for the six months ended June 30, 2017. We incurred a loss of $737,687 for the three months ended June 30, 2017 compared to net income of $1,873,202 for the three months ended June 30, 2016 and incurred losses of $2,764,044 and $528,453 for the six months ended June 30, 2017 and 2016, respectively. We have also experienced a net decrease in cash flows amounting to $652,202 for the six months ended June 30, 2017. At June 30, 2017, we had an accumulated deficit of $17,154,048. As of June 30, 2017, we had $396,560 in cash and cash equivalents and a deficit in working capital of $7,164,586 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016. We are currently experiencing a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants in April 2017. Additionally, we were notified in May 2017 that Victory Park Management, LLC has exercised its put right for the repurchase of the Financing Warrant which amounts to $1,500,000. The Company has not satisfied this obligation and does not currently have the resources to do so. See Note 8 for a further discussion of this obligation.

During January 2017, we satisfied all outstanding obligations under the Victory Park Management, LLC financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the repayment of the amounts owed under this financing agreement is expected to result in overall savings to us through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the repayment of these notes have adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay Partners, LLC (“FastPay”). See Note 8 for a further discussion of this agreement.

In March 2017, the Company initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, the Company made certain reductions in staffing and a restructuring of sales management compensation, delayed certain previously budgeted expenditures, eliminated certain operating expenses, simplified our organizational structure, including greater consolidation of our sales force and support functions, and extended payments to certain vendors. We recognized certain one-time costs amounting to $377,961 related to the restructuring. Although, we anticipate increasing our revenue streams, we believe our primary objective should evolve around profitability instead of revenue and market share each of which relate to, but do not necessarily drive profit.

Accordingly, the Company has taken several actions to continue to support its operations and meet its obligations. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. Our future success depends upon our ability to contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenue and cash flow to a level which supports profitable operations. It is uncertain whether the Company can attain profitability and positive cash flows from operations.

In addition to increasing sales, lowering costs, and a more aggressive approach in managing our accounts payable, our plan to continue as a going concern also included raising additional capital through borrowing and/or additional sales of equity or equity linked securities. In April 2017, we entered a definitive securities purchase agreement which provided $5,000,000 in additional capital allowing us to satisfy certain warrant put obligations as further discussed in Note 10.

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to fund cash used in operating and investing activities with cash provided by financing activities. We expect that the actions initiated in 2017 will enhance our liquidity and financial flexibility toward the beginning of 2018.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us under terms and conditions that are favorable to our success. Additionally, a failure to generate additional liquidity could negatively impact our access to services that are important to the operation of our business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to continue as a going concern. The outcome of these plans cannot be predicted at this time.

Effect of Reverse Stock Split on Presentation

In September 2016, the Company completed a 1 for 5 reverse stock split of our Class A common stock. These unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and requires management of the Company to make estimates and assumptions in the preparation of these unaudited condensed consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Cost of Revenue

Cost of revenue consists of payments to media providers and website publishers that are directly related to either a revenue-generating event or project and application design costs. The Company becomes obligated to make payments related to media providers and website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying unaudited condensed consolidated statements of operations.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $233,442 and $254,875 at June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017, four customers accounted for more than 10% of the accounts receivable balance for a total of 75%. For the six months ended June 30, 2017, five customers accounted for 49% of total revenue. At December 31, 2016, two customers accounted for more than 10% of the accounts receivable balance for a total of 61%. For the six months ended June 30, 2016, one customer accounted for 62% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2017 and December 31, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

The Company had historically performed its annual goodwill and impairment assessment on September 30th of each year.  Due to the seasonal and cyclical nature of advertising sales in general, timing of the Company’s annual budgeting process, and the short-term nature of the Company’s advertising sales contracts, it was determined that it would be more effective and efficient to conduct the annual impairment analysis instead at December 31st of each year. This would also better align the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter. The Company changed the date for its impairment testing during the fourth quarter 2016. The Company does not believe this change had any material impact on its unaudited condensed consolidated financial statements, and continues to evaluate potential interim impairment to goodwill consistent with its historical practices.

No impairment of goodwill has been recorded during the three or six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, we recognized an impairment of goodwill that amounted to $670,000, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three or six months ended June 30, 2017 or 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Loss Per Share

We use Accounting Standards Codification (“ASC”) 260, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

There were 5,913,372 common share equivalents at June 30, 2017 and 2,596,737 common share equivalents at June 30, 2016. For the six months ended June 30, 2017 and 2016, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Stock-Based Compensation

We account for our stock based compensation under ASC 718 "Compensation – Stock Compensation" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 3 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of New Accounting Standards

For a discussion of recent accounting pronouncements, please refer to Recently Issued Accounting Standards as contained in Note 1 in the December 31, 2016 audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017. During the six months ended June 30, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) which provides improvements to employee share-based accounting transactions. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments of ASU No. 2017-04 for its annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 4 – ACQUISITIONS

In June 2016, the Company determined that the second earn out consideration target related to the Steel Media acquisition would not be achieved. As such, the Company reversed the liability related to the second earn out target of $3,744,496 during the three and six months ended June 30, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Office equipment	$133,326	$119,091
Accumulated depreciation	(69,781)	(63,599)
Property and equipment, net	$63,545	$55,492

Depreciation expense for the three months ended June 30, 2017 and 2016 was $2,948 and $3,842, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $6,182 and $13,319, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2017	December 31, 2016
Non-compete agreement	$781,249	$1,250,000
Intellectual property	756,000	756,000
Internally developed software	389,553	119,225
	1,926,802	2,125,225
Accumulated amortization	(986,189)	(759,984)
Carrying value	$940,613	$1,365,241

During the six months ended June 30, 2017, the Company capitalized $270,328 of costs associated with the development of internal-use software, including directly related payroll costs.

In connection with a separation and release agreement with Mr. Steel, the Company agreed to reduce the remaining period of the non-compete agreement, previously entered through the acquisition of Steel Media, to a period of eighteen months from the date of his separation from the Company. As such, the Company wrote off $468,751 in value of the non-compete agreement during the six months ended June 30, 2017.

Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement and $28,602 for the internally developed software for the three months ended June 30, 2017. Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended June 30, 2016. Amortization expense was $75,600 for intellectual property, $104,166 for the non-compete agreement and $46,439 for the internally developed software for the six months ended June 30, 2017. Amortization expense was $75,600 for intellectual property and $104,165 for the non-compete agreement for the six months ended June 30, 2016.

The estimated future amortization expense for the remainder of 2017 and the years ended December 31 thereafter, are as follows:

Remainder of 2017	$229,395
2018	402,579
2019	274,856
2020	33,783
$940,613

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2017	December 31, 2016
Accounts payable, trade	$10,491,110	$11,745,026
Accrued expenses	494,516	260,818
Accrued compensation	110,043	319,246
Accrued commissions	1,001,438	830,993
Total	$12,097,107	$13,156,083

NOTE 8 – NOTES PAYABLE

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

During the six months ended June 30, 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2016:

December 31, 2016

Current portion of notes payable and PIK interest	$3,996,928
Non-current portion of notes payable	—
Total notes payable and PIK interest	3,996,928
Less deferred financing costs	(578,140)
Notes payable and PIK interest, net of deferred costs	$3,418,788

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended June 30, 2017 and 2016, $0 and $271,748, respectively, of debt issuance costs were amortized as interest expense. During the six months ended June 30, 2017 and 2016, $578,140 and $566,604, respectively, of debt issuance costs were amortized as interest expense. As of June 30, 2017, all deferred debt issuance costs have been completely amortized.

During the three months ended June 30, 2017 and 2016, $0 and $121,166, respectively, were recorded as PIK interest expense. During the six months ended June 30, 2017 and 2016, $0 and $241,449, respectively, were recorded as PIK interest expense.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Pursuant to the Financing Agreement, the Company issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder was not, however, permitted to exercise the Financing Warrant for shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock that exceeds 4.99% of the Company's outstanding shares of Class A common stock following such exercise. Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that had not been previously exercised. In connection with any exercise of this put right, the purchase price was to equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, the Company was notified by the warrant holder that it was exercising its put right. We have a period of 45 days from the date of notice to repay the right or negotiate a settlement. If the right remains unpaid after the 45-day period, interest will accrue on the unpaid balance at a rate of 14% per annum. We have recorded the put liability at its present value of $1,500,000 at June 30, 2017 and December 31, 2016, respectively. As of August 14, 2017, the obligation remains unpaid and the Company is negotiating with the warrant holder for a settlement of this obligation. The Financing Warrant remains outstanding until such time as the obligation is repaid by the Company.

As contemplated under the Financing Agreement, the Company also entered a registration rights agreement on the Financing Agreement Closing Date (the "Financing Registration Rights Agreement") with the holder of the Financing Warrant, pursuant to which the Company granted to such holder certain "piggyback" rights to register the shares of the Company's Class A common stock issuable upon exercise of the Financing Warrant. Specifically, the holder of the Financing Warrant had the right, subject to certain allocation provisions set forth in the Financing Registration Rights Agreement, to include the shares underlying the Financing Warrant in registration statements for offerings by the Company of its Class A common stock, as well as offerings of the Company's Class A common stock held by third parties. The shares underlying the Financing Warrant were initially included in a Post-Effective Amendment No. 1 to the registration statement on Form S-1 that was declared effective by the SEC in March 2016.

Financing and Security Agreement with FastPay

In September 2016, the Company executed a Financing and Security Agreement, as amended (collectively, the "FastPay Agreement"), with FastPay creating an accounts receivable-based credit facility.

Under the terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase the Company's eligible accounts receivable. Upon any acquisition of accounts receivable, FastPay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $8,000,000 in advances. As a result of the Debentures that we issued in April 2017 as further described in Note 10, the Company agreed to reduce the amount of receivables to be purchased to a maximum of $4,000,000. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. The Company is subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to increase to 50% for its larger customer.

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The FastPay Agreement has an initial one-year term and automatically renews for successive one-year terms thereafter, subject to earlier termination by written notice by the Company, provided all obligations are paid, including the payment of an early termination fee.

At June 30, 2017, $2,155,642 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

NOTE 9 – PUT WARRANT LIABILITY

As more fully described in Note 11, the Company issued Series A Warrants and Series B Warrants in connection with a securities purchase agreement dated January 4, 2017. The Series A Warrants and the Series B Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments has been calculated using the Black-Scholes fair value option-pricing model (the “Black-Scholes Model”) with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975. Fair value at June 30, 2017 of the Series A Warrants was estimated to be $265,721 and based on a risk-free interest rate of 1.75%, an expected term of 5 years, an expected volatility of 109% and a 0% dividend yield.

During the three months ended June 30, 2017, the decrease in the fair value of the warrant derivative liability of $432,035 was recorded as a gain on change in fair value of derivative liability. During the six months ended June 30, 2017, the decrease in the fair value of the warrant derivative liability of $2,326,598 was recorded as a gain on change in fair value of derivative liability.

As a result of the sale of the Debentures (see Note 10), the exercise price of the Series A Warrants issued to investors in our January 2017 private offering was reset to $2.245 per share. The Company recognized a loss on the repricing of these warrants amounting to $99,820.

The put warrant liability is comprised of the following at June 30, 2017:

June 30, 2017

Initial derivative liability on issuance of put warrants	$3,038,344
Plus put warrant repricing adjustment	99,820
Less accretion of put warrants	(2,353,725)
Less repurchase of Series B warrants	(446,025)
Put warrant liability	$338,414

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 10 – SECURED CONVERTIBLE DEBENTURES, NET

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

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd. As of June 30, 2017, we are in compliance with all financial covenants.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

In accordance with the Nasdaq Marketplace Rules, until such time as our stockholders have approved the Securities Purchase Agreements and the transactions thereunder (the "Shareholder Approval Date"), we were not obligated to issue any shares of our Class A common stock upon any conversion of the Debentures and/or exercise of the Debenture Warrants, and the holders had no right to receive upon conversion and/or exercise thereof any shares of our Class A common stock, to the extent the issuance of such shares of Class A common stock would exceed 20% of our outstanding Class A common stock prior to the transaction. We held a special meeting of the shareholders on June 23, 2017 whereby we obtained approval of the Securities Purchase Agreements and the transactions thereunder.

We agreed to file a registration statement registering the resale of the shares of our Class A common stock underlying the Debentures and the Debenture Warrants. Under the terms of the Securities Purchaser Agreements, we also granted the Purchasers of the Debentures the right to purchase an additional $3,000,000 of Debentures upon the same terms and conditions for a period beginning on the Shareholder Approval Date and expiring on earliest of the date that (a) the initial registration statement has been declared effective by the SEC, (b) all of the underlying shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for our company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the closing date provided that a holder of the underlying shares is not an affiliate of the Company or (d) all of the underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act. The shares underlying the Debentures and Debenture Warrants were included in a resale registration statement on Form S-3 that was declared effective by the SEC in June 2017.

Chardan Capital Markets, LLC (“Chardan Capital”), Noble Capital Markets, Inc. ("Noble") and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation) (“Aspenwood”), all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities pursuant to the Securities Purchase Agreements. In addition, an affiliate of Noble purchased Debentures amounting to $720,000 and was issued Debenture Warrants to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions amounting to $276,700 to these broker-dealers in connection with the sale of the Debentures. Additionally, we issued Chardan Capital placement agent warrants ("Chardan Placement Agent Warrants") to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We issued Noble placement agent warrants (“Noble Placement Agent Warrants”) to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable six months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees warrants (“Aspenwood Warrants”) to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We included the shares underlying the Chardan Placement Agent Warrants, the Noble Placement Agent Warrants, and the Aspenwood Warrants in the aforedescribed resale registration statement that was declared effective by the SEC in June 2017.

The net proceeds to us from the offering, after deducting placement agent fees and estimated offering expenses, were approximately $4,636,629. We utilized $2,500,000 of the net proceeds to satisfy a put obligation under the Series B Warrants issued to investors in a registered direct offering that we conducted in January 2017 as described in Note 11. The balance of the net proceeds was used to pay down accounts payable and satisfy other working capital requirements.

The Company issued Debenture Warrants in connection with the Securities Purchase Agreements. The Debenture Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments has been calculated using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the valuation offset against the secured convertible debenture liability as a discount on debt issuance, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded derivatives related to the Debenture Warrants issued. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception dates of the warrants and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Debenture Warrants, the Company determined a fair value of $1,228,484 of the embedded derivatives. On April 21 and April 28, 2017, the dates of inception, the fair value of the embedded derivatives was determined using the Black-Scholes Model based on a risk-free interest rate of 1.875%, an expected term of 5.5 years, an expected volatility of 109% and a 0% dividend yield for each respective date.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Fair value at June 30, 2017 of the Debenture Warrants was estimated to be $723,036 based on a risk-free interest rate of 1.75%, an expected term of 5.33 years, an expected volatility of 109% and a 0% dividend yield. During the three and six months ended June 30, 2017, the decrease in the fair value of the warrant derivative liability of $505,448 was recorded as a gain on change in fair value of derivative liability.

The Debenture Warrant liability is comprised of the following at June 30, 2017:

June 30, 2017

Initial derivative liability on issuance of debenture warrants	$1,228,484
Less accretion of debenture warrants	(505,448)
Debenture warrant liability	$723,036

In addition to the Debenture Warrants issued in connection with the Securities Purchase Agreements. The Company has additionally determined that the conversion feature of the Debentures should be accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of the conversion of the debentures into shares of stock. The estimated fair value of the conversion feature has been calculated using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the valuation offset against the secured convertible debenture liability as a discount on debt issuance, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded derivatives related to the conversion of debt into shares of stock. The accounting treatment of derivative financial instruments requires that the Company record the fair value of this derivative as of the inception dates of the debt and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Debentures, the Company determined a fair value of $1,535,239 of these embedded derivatives. On April 21 and April 28, 2017, the dates of inception, the fair value of the embedded derivatives was determined using the Black-Scholes Model based on a risk-free interest rate of 1.525%, an expected term of 3 years, an expected volatility of 90% and a 0% dividend yield for each respective date.

Fair value at June 30, 2017 of the debenture conversion liability was estimated to be $689,942 based on a risk-free interest rate of 1.5%, an expected term of 2.83 years, an expected volatility of 86% and a 0% dividend yield. During the three and six months ended June 30, 2017, the decrease in the fair value of the debenture conversion liability of $845,297 was recorded as a gain on change in fair value of derivative liability.

The debenture conversion liability is comprised of the following at June 30, 2017:

June 30, 2017

Initial derivative liability for the convertible conversion	$1,535,239
Less accretion of convertible conversion liability	(845,297)
Debenture conversion liability	$689,942

The secured convertible debentures are comprised of the following at June 30, 2017:

June 30, 2017

Senior convertible debentures	$5,000,000
Less unamortized discount on debentures	(2,610,183)
Total	2,389,817
Less deferred financing costs	(578,371)
Senior convertible debentures, net	$1,811,446

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On January 4, 2017, the Company entered a definitive securities purchase agreement with two fundamental institutional investors (the “Investors”) for the purchase and sale of an aggregate of: (i) 761,905 shares of the Company’s Class A common stock; and (ii) five-year Series B Warrants (the “Series B Warrants”) representing the right to acquire up an additional 380,953 shares of our Class A common stock at an exercise price of $7.00 per share. The shares of our Class A common stock and the Series B Warrants were sold in a registered direct offering and we received gross proceeds of $3,980,001. Simultaneously we conducted a private placement with the same Investors for no additional consideration of Series A Warrants (the “Series A Warrants”) representing the right to acquire up to an additional 380,953 shares of our Class A common stock at an exercise price of $6.70 per share. The Series A Warrants are exercisable for five years commencing 6 months from the date of closing of the private sale of the Series A Warrants to the Investors.

The exercise price of the Series A Warrants is subject to full ratchet adjustment in certain circumstances, subject to a floor price of $1.20 per share. The adjustment provisions under the terms of the Series A Warrants will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. In addition, if there is no effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the warrants are exercisable on a cashless basis. If we fail to timely deliver the shares underlying the warrants, we will be subject to certain buy-in provisions. As a result of the sale of the Debentures, the exercise price of the Series A Warrants issued to investors in our January 2017 private offering were reset to $2.245 per share.

Beginning 100 days after the issuance date of the Series B Warrants, at any time the market price of our Class A common stock is less than $5.25 per share, the holders had the right to exercise the Series B Warrants on a cashless basis for shares of our Class A common stock calculated pursuant to a formula set forth in the Series B Warrants. We had the right, in lieu of delivery of such shares of our Class A common stock, to pay the holder of the Series B Warrants being exercised on a cashless basis, a specified amount in cash, with a maximum cash payment of $2,500,000. The holders of the Series B Warrants exercised their right in April 2017 and we repurchased the Series B Warrants for $2,500,000.

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

Pursuant to an engagement letter dated December 29, 2016 (the “Placement Agent Agreement”) by and between the Company and Chardan Capital Markets, Chardan Capital agreed to act as the Company’s placement agent in connection with both the registered direct offering and a concurrent private placement. Pursuant to the Placement Agent Agreement, the Company paid Chardan Capital a cash fee equal to $160,000 (4% of the gross proceeds), as well as reimbursement of its expenses related to the offering in the amount of $15,000. In addition, the Company granted Chardan Capital a warrant to purchase 76,190 shares of Class A common stock (the “Placement Warrants”). The Placement Warrants have an exercise price of $6.50 per share and are exercisable for 5.5 years commencing six months from the issuance date. The shares underlying the Placement Warrants were included in a resale registration statement on Form S-3 that was declared effective by the SEC in June 2017.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, were $3,830,000. The proceeds of the offering were used to satisfy the outstanding notes issued under the terms of the Financing Agreement. In connection with the January 2017 capital raise, Victory Park Management, LLC agreed not to exercise the put right under the Financing Warrant prior to May 20, 2017. Victory Park Management, LLC exercised the put right on May 22, 2017.We had have 45 days to satisfy this obligation which remains unpaid. The Company is currently negotiating a settlement with Victory Park Management, LLC.

The Class A shares of common stock and Series B Warrants were sold and issued pursuant to the Prospectus Supplement, dated January 4, 2017, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-214644) filed with the SEC on November 16, 2016 and declared effective on November 28, 2016.

In September and October 2016, we sold an aggregate of 920,000 units of our securities to accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. The units were sold at a purchase price of $5.00 per unit resulting in gross proceeds to us of $4,625,000. Each unit consisted of one share of our Class A common stock and one three-year Class A Common Stock Purchase Warrant (“Purchase Warrants”) to purchase 0.5 shares of our Class A common stock at an exercise price of $7.50 per share. We agreed to file a registration statement with the SEC within 90 days after the final closing in this offering registering for resale the shares of our Class A common stock issuable upon the exercise of the Purchase Warrants, together with the shares of our Class A common stock underlying the Placement Agent Warrants. The shares underlying the Purchase Warrants were included in a resale registration statement on Form S-3 that was declared effective by the SEC in February 2017. T.R. Winston & Company, LLC (“T.R. Winston”), a broker-dealer and member of FINRA, acted as placement agent for us in this offering. We paid placement agent commissions totaling $266,000 and agreed to issue it three year warrants Placement Agent Warrants to purchase 68,400 shares of our Class A common stock at an exercise price of $7.50 per share. We also provided T.R. Wilson 22,392 units in this offering in lieu of cash placement agent commissions totaling $109,956 and the reimbursement of certain expenses. T.R. Winston has reallocated a portion of the commissions and Placement Agent Warrants to a selected dealer member of the selling group resulting in the payment by us of a cash commission of $2,000 and the issuance of an additional 400 Placement Agent Warrants. We also agreed to pay T.R. Winston a fee of 4% of the proceeds we may receive upon the exercise of the warrants included in the units. We used $2,000,000 of the net proceeds received by us in this offering to further reduce our obligations which were outstanding under the Financing Agreement. We are using the balance of the proceeds for general working capital.

In connection with an advisory agreement with kathy ireland Worldwide LLC ("kiWW"), the Company issued affiliates and designees of kiWW 100,000 shares of its Class A common stock valued at $678,000 on January 2, 2017.

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

Stock Awards

There were no new grants of stock awards made during the three months ended June 30, 2017. Awards in the amount of 3,333 common shares were forfeited during the six months ended June 30, 2017.

During the three months ended June 30, 2017 and 2016, we recorded stock award expenses of $124,398 and $97,794; respectively. During the six months ended June 30, 2017 and 2016, we recorded stock award expenses of $269,246 and $209,254; respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Stock Options and Warrants

There were no new grants of stock options made during the six months ended June 30, 2017. Awards in the amount of 157,000 options were forfeited during the six months ended June 30, 2017.

During the three months ended June 30, 2017 and 2016, we recorded stock option expense of $95,846 and $66,173, respectively. During the six months ended June 30, 2017 and 2016, we recorded stock option expense of $190,534 and $115,507, respectively.

In November 2016, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Market Street Investor Relations, LLC (“Consultant”). The Company engaged the Consultant to provide certain investor relations and public relations services on behalf of the Company as are more fully described in the Consulting Agreement. The term of the Consulting Agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the Consultant, the Company issued the Consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones described within the Consulting Agreement. The value of the warrants at the date of grant was $1,390,264. At the direction of the Consultant, a warrant to purchase 200,000 shares was issued to the Consultant and a warrant to purchase 200,000 shares was issued to Steve Antebi (a principal stockholder in the Company). The Company also advanced the Consultant $100,000 on the effective date to cover anticipated expenses regarding the services to be performed by the Consultant. The Company paid the Consultant an additional $50,000 for expenses incurred during the six months ended June 30, 2017. The Company is recognizing the value of the services rendered over the term of the Consulting Agreement. As of June 30, 2017, the Consultant has not yet attained any of the milestones contained within the Consulting Agreement and the Company reversed $275,637 of expense related to the Consulting Agreement. During the six months ended June 30, 2017, it was determined that the Company would not extend the Consulting Agreement with the Consultant.

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

These unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

NOTE 12 – RELATED PARTY TRANSACTIONS

Mr. Malcolm Casselle, a member of our board of directors, is the Chief Technology Officer and President of New Ventures of Tronc, Inc. (“Tronc”), one of our major advertisers. At June 30, 2017, Tronc owed us $1,042,000, net of liabilities owed Tronc. The majority of the net amount outstanding relates to a number of transactions with Tronc and a predecessor company controlled by Tronc that dates back to the second quarter 2016. The Company is currently negotiating with Tronc for a complete resolve regarding this outstanding balance, however, if an agreement cannot be reached, it may be required to pursue legal action regarding this matter.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Mr. Steven Antebi, a principal stockholder in the Company, serves as a consultant to the Company. We paid him $540,000 and $0 for services provided to us during the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, refer to Note 11.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under operating leases with lease terms which expire through January 31, 2018. Rent expense for office space amounted to $56,991 and $76,409 for the three months ended June 30, 2017 and 2016, respectively. Rent expense for office space amounted to $143,408 and $140,500 for the six months ended June 30, 2017 and 2016, respectively. Future minimum lease payments required under the operating leases amount to $23,400 for the remainder of the year ended December 31, 2017 and $800 for the year ended December 31, 2018.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six-month periods ended June 30, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

•

SRAXmd serves ads to both Healthcare Professionals and Patients using patent-pending process and technology. Powerful first and third-party data allow us to reach more than 400,000 Healthcare Professionals and Patients with real-time ad targeting, serving banner and video ads to personal devices. Advertising agencies and pharmaceutical clients contract with us directly to secure ad space and to license the MOSEE ad targeting platform on an annual basis.

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

During the first and second quarters of 2017, our efforts have been focused on the continued growth of our sales and marketing efforts with all of our platforms with the goal of returning our margins to historic levels and eliminating the dependence on revenues from a limited number of customers. During the second quarter of 2017 and for the six months then ended our gross margin increased to 55.8% and 47.6%, respectively, of revenue as compared to 32.3% and 35.8%, respectively during the comparable periods in 2016. Additionally, we have also concentrated on the reduction of various operating expenses to streamline our business for the future and provide liquidity. In March 2017, we initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, we made certain reductions in staffing and a restructuring of sales management compensation, delayed certain previously budgeted expenditures, eliminated certain operating expenses, simplified our organizational structure, including greater consolidation of our sales force and support functions, and extended payments to certain vendors. As a result of these changes, we recognized one-time costs of $377,961 during the first quarter of 2017 that related to severance accruals, recruiting fees and legal fees and saw a reduction in our overall general, selling and administrative expenses during the second quarter of 2017 of 2.4% from the comparable period in 2016.

We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to utilize existing cash on hand to fund our operating and investing activities. As described elsewhere herein, during April 2017 we raised an additional $5,000,000 through the sale of convertible debentures.  We used a portion of those proceeds to satisfy the put obligation of $2,500,000 under the Series B warrants issued in our January 2017 offering.  However, the terms of those debentures will make it more difficult for us to raise capital in future periods while the debt remains outstanding.  We expect, however, that the reduction in our operating expenses coupled with our focus to improve the technology tools we offer that enable both publishers and advertisers to maximize their digital advertising initiatives will result in a reduction in our need for outside capital during the balance of 2017.

During the second quarter 2017, we launched a new SRAX Social tool for digital marketers and content owners to create posts and promote them beyond the respective Facebook Page communities. This tool is the first of many planned monetization opportunities to be developed and integrated into the SRAX Social platform. We also released a new guide entitled “People-Based Advertising: How to Get Bigger Results by Targeting the Most Precise Audience” which we believe will provide support for our expertise as an Internet advertising resource. We also unveiled the Company’s new SRAX branding, designed to reflect the breadth and depth of the tools that we offer to digital marketers and content owners.

Going concern

For the six months ended June 30, 2017, we reported a net loss of $2,764,044, cash used in operating activities of $2,327,341 and we had an accumulated deficit of $17,154,048 at June 30, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and for the year then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our losses from operations, negative cash flows generated from operating activities and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	change	2017	2016	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$5,979,688	$9,249,411	(35.4)%	$11,305,851	$14,718,746	(23.2)%
Cost of revenue	2,644,208	6,262,808	(57.8)%	5,923,327	9,443,370	(37.3)%
Gross margin percentage	55.8%	32.3%	72.7%	47.6%	35.8%	32.8%
Operating expense, net	3,344,445	4,095,590	(18.3)%	8,600,964	7,900,691	8.9%
Operating loss	(8,965)	(1,108,987)	(99.2)%	(3,218,439)	(2,625,315)	22.6%
Other income (expense)	(728,722)	2,982,189	(124.4)%	454,395	2,096,862	(78.3)%
Net loss	$(737,687)	$1,873,202	(139.4)%	$(2,764,044)	$(528,453)	423.0%

Revenue

The decrease in our revenue during the three and six months ended June 30, 2017 from the comparable periods in 2016 reflect the decrease in revenue from our significant legacy customer partially offset by an increase in revenue from our SRAX buy side and sell side clients as well as continuing growth in SRAXmd. With the growth of our revenues coming from other areas of our business, we do not expect that the loss of low-margin revenues from this legacy customer will adversely impact our expected overall revenue growth for the remainder of 2017. We have, additionally, taken several actions including the reorganization of sales personnel in an effort to broaden our customer base and expand our product offerings to additional buy-side clients and explore new channels of revenue. During the second quarter 2017, we launched a new tool which expanded of product offerings in the SRAX Social platform and we unveiled a new branding effort to demonstrate the breadth and depth of the tools that we provide digital marketers and content owners.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 99% of cost of revenue was attributable to payments to website publishers and other media providers for the first and second quarter of 2017 as compared to 97% during the first and second quarter of 2016. The balance was attributable to labor costs and project and application design costs. Cost of revenue as a percentage of revenue declined to 44.2% for the second quarter of 2017 and 52.4% for the six months ended June 30, 2017 as compared to 67.7% and 64.2%, respectively, for the comparable periods in 2016. Cost of revenue declined in the second quarter of 2017 due to a strategic shift made by management in the third quarter of 2016 to focus sale efforts on advertising business with substantially higher gross margins. The Company also began eliminating certain legacy customers in its buy-side sales channels that produced low to no gross margin business during that time as well.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense decreased 18.3% in the second quarter of 2017 from the comparable period in 2016. Our net operating expense increased 8.9% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The six months ended June 30, 2017 operating expenses were also impacted by the one-time write-off of the non-compete agreement amounting to $468,751 and the one-time restructuring costs amounting to $377,961. During the six months ended June 30, 2016, our operating expenses were also impacted by the impairment of goodwill amounting to $670,000. Since the restructuring program was basically instituted at the end of the first quarter 2017, we expect that our operating expenses will continue to decline for the remainder of 2017 and beyond.

Other income (expense)

Other income (expense) in the second quarter 2017 represents factoring fees, the remaining amortization of debt issuance costs related to our previous Financing Agreement and a loss on the repurchase of the Series B warrants amounting to $2,053,975, a loss on the repricing of the Series A warrants amounting to $99,820, the non-cash accretion of our put warrants issued in connection with our January 2017 financing amounting to $459,162 and the accretion of the debenture discount and warrants issued in connection with our April 2017 financing amounting to $1,350,746. Other income (expense) for the second quarter 2016 represents interest under notes issued pursuant to a financing agreement and factoring fees, amortization of debt costs and the accretion of the put liability under a financing agreement, and the accretion and write-off of contingent consideration. Total interest expense decreased 45.5% and 23.1% for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. We expect that our overall interest expense during the balance of 2017 will increase as a result of the 12.5% secured convertible debentures that we sold in April 2017. As certain of our outstanding securities, including the debentures and two series of warrants, contain reset provisions of the conversion and exercise price of the security, we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our Class A common stock in accordance with GAAP. The non-cash income in the first and second quarter 2017 materially impacted our results of operations and, while those securities remain outstanding, we may have additional non-cash income or losses in future periods that could materially affect our net loss or net income within those periods. We are, however, unable to estimate the amount of such income or expense in future periods as that income or expense is partly based on the market price of our Class A common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(737,687)	$1,873,202	$(2,764,044)	$(528,453)
plus:
Equity based compensation	108,885	340,320	621,327	776,782
Accretion of put warrants	(459,162)	—	(2,353,725)	—
Accretion of debenture discount and warrants	(1,350,746)	—	(1,350,746)	—
Accretion of put liability	—	16,057	—	63,718
Accretion of contingent consideration	—	40,083	—	159,061
Adjusted net loss	$(2,438,710)	$(1,965,193)	$(5,847,188)	$471,108
Loss on repurchase of Series B warrants	2,053,975	—	2,053,975	—
Loss on repricing of Series A warrants	99,820	—	99,820	—
Restructuring costs	—	—	377,961	—
Write-off of non-compete agreement	—	—	468,751	—
Write-off of contingent consideration	—	(3,744,496)	—	(3,744,496)
Impairment of goodwill	—	670,000	—	670,000
Interest expense	384,835	706,167	1,096,281	1,424,855
Depreciation and amortization	121,433	93,724	232,387	193,084
Adjusted EBITDA	$221,353	$(4,943)	$(1,518,013)	$(985,449)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At June 30, 2017, we had an accumulated deficit of $17,154,048. As of June 30, 2017, we had $396,560 in cash and cash equivalents and a deficit in working capital of $7,164,586 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants in April 2017.

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. The repayment of these notes has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. During April 2017, we raised $5,000,000 through the sale of 12.5% convertible debentures. We utilized $2,500,000 of the proceeds of this sale to satisfy the put obligation of the Series B Warrants issued to investors in the January 2017 offering. The balance of the debenture sales proceeds was used to satisfy the payment of accounts payable and other working capital requirements. As described in Part II, Item 1A. Risk Factors, the terms of the debentures could materially impact our liquidity and results of operations in future periods. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay which is now subject to a cap of $4,000,000 that we agreed to as part of the debentures in April 2017.

During May 2017, the Company was notified by Victory Park Management, LLC that it was exercising its put right under the terms of the Financing Warrant. We have a period of 45 days from the date of notice to repay the right or negotiate a settlement. If the right remains unpaid after the 45-day period, interest will accrue on the unpaid balance at a rate of 14% per annum. We have recorded the put liability at its present value of $1,500,000 at June 30, 2017 and December 31, 2016, respectively. As of August 14, 2017, the obligation remains unpaid and the Company is negotiating with the warrant holder for a settlement of this obligation.

Cash flows from operating activities

Net cash used in operating activities was $2,327,341 during the six months ended June 30, 2017 compared to net cash used in operating activities of $44,285 for the comparable period in 2016. During the six months ended June 30, 2017, the Company’s accounts receivable decreased by $835,025 which compares with a increase in accounts receivable of $1,779,039 for the comparable period in 2016. Accounts payable and accrued liabilities during the six months ended June 30, 2017 decreased by $1,058,976 which compares to a increase in accounts payable and accrued liabilities of $3,199,816 for the comparable period in 2016.

Cash flows from investing activities

During the six months ended June 30, 2017 net cash used in investing activities was $284,563 as compared to $4,816 during the six months ended June 30, 2016. During the six months ended June 30, 2017, we used cash to acquire equipment and develop internally used software.

Cash flows from financing activities

During the six months ended June 30, 2017 net cash provided by financing activities was $1,959,702 which represented the net proceeds from the sale of securities amounting to $3,820,001 and the proceeds from debentures amounting to $2,136,629 offset by the complete repayment of our notes payable of $3,996,928 and the repurchase of the Series B warrants of $2,500,000 directly paid by the debenture holder on behalf of the Company. During the comparable period in 2016, net cash in the amount of $367,265 was used in financing activities which primarily consisted of proceeds from the sale of common stock of $500,000 and proceeds from notes payable of $2,100,000 offset by a $1,600,000 payment of contingent consideration and $1,367,265 in repayments of notes payable.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016. During the third quarter of 2016, we engaged a full-time Chief Financial Officer. We expect to remediate all material weaknesses in our internal control over financial reporting prior to the end of 2017. We expect that the remediation of these material weaknesses in our internal control over financial reporting will remediate the weakness in our disclosure controls and procedures.

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

The terms of the Debentures could materially impact our liquidity and results of operations in future periods.

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

Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the debentures, if we were unable to cure the default within the prescribed periods, if at all, the holders could accelerate all amounts then due. If we were unable to repay these obligations, the holders could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the holders should foreclose on our assets, it is likely you would lose your entire investment in our company. These obligations may further adversely impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt. We are currently in compliance with the provisions of the debt covenants and are current with our interest payments as of August 14, 2017.

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

We granted the Financing Warrant holder a put right which has been exercised and could materially impact our liquidity in future periods.

Pursuant to the financing agreement entered into in October 2014 with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder, which we refer to as the Financing Agreement, in October 2014 we issued to the lender a five-year warrant to purchase 580,000 shares of our Class A common stock at an exercise price of $5.00 per share, subject to adjustment, which we refer to as the "Financing Warrant." Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the note(s) issued under the Financing Agreement, but prior to October 30, 2019, to exercise its put right to sell to us all or any portion of the Financing Warrant that has not been previously exercised at a price equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of 50% of our total consolidated revenue for the trailing 12-month period ending with our then-most recently completed fiscal quarter, or $1,500,000. In connection with the January 2017 capital raise, the warrant holder agreed not to exercise the put right prior to May 20, 2017 and following any exercise of the put right after the expiration of the put standstill period, we will have 45 days to satisfy this obligation. On May 22, 2017 we received a put right exercise notice of $1,500,000 from the warrant holder.  We have not satisfied this obligation and do not currently have the resources available to do so.

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

SOCIAL REALITY, INC.

August 14, 2017	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 14, 2017	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer