Form 10-Q
period 2017-09-30
SOCIAL REALITY, Inc.
filed 2017-11-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,675,427 shares of Class A common stock are issued and outstanding as of November 13, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;
•	our ability to continue as a going concern;
•	the obligation under senior secured convertible debentures in the principal amount of $9.525,158 and compliance with the terms and conditions of these obligations;
•	our reliance on third party vendors;
•	our dependence on revenues from a limited number of customers;
•	our ability to maintain our technology platforms and expand our product offerings;
•	our ability to manage our relationships with our publishers;
•	risks associated with loss to access to the Facebook, Inc. platform;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our dependence on our executive officers;
•	the continued appeal of Internet advertising;
•	risks related to possible future acquisitions;
•	the possible cashless exercise and ratchet adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions;
•	the limited market for our Class A common stock;
•	risks associated with securities litigation;
•	our failure to meet financial performance guidance;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts;
•	concentration of ownership by our management;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and
•	the terms of indemnification agreements with our executive officers and directors.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary Steel Media, a California corporation which we refer to as "Steel Media," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "third quarter of 2017" refers to the three months ended September 30, 2017, the "third quarter of 2016" refers to the three months ended September 30, 2016, “2017” refers to the year ending December 31, 2017, and "2016” refers to the year ended December 31, 2016.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.SRAX.com, www.sraxmd.com, www.sraxapp.com, www.sraxdi.com, and www.bigtoken.com are not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$216,409	$1,048,762
Accounts receivable, net	7,196,915	8,411,019
Prepaid expenses	541,510	332,503
Other current assets	6,898	6,488
Total current assets	7,961,732	9,798,772

Property and equipment, net of accumulated depreciation	138,539	55,492
Goodwill	15,644,957	15,644,957
Intangibles - net	1,609,228	1,365,241
Other assets	21,488	34,659

Total assets	$25,375,944	$26,899,121

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$12,434,810	$13,156,081
Note payable, net of unamortized costs	—	3,418,788
Unearned revenue	67,516	—
Put warrant liability	757,476	—
Debenture warrant liability	1,615,844	—
Leapfrog warrant liability	673,416	—
Debenture conversion liability	1,936,752	—
Put liability	1,551,323	1,500,000
Total current liabilities	19,037,137	18,074,869

Secured convertible debentures, net	2,092,798	—
Total liabilities	21,129,935	18,074,869

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 8,232,830 and 6,951,077 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8,233	6,952
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock to be issued	97,500	678,000
Additional paid in capital	25,367,237	22,529,303
Accumulated deficit	(21,226,961)	(14,390,003)
Total stockholders' equity	4,246,009	8,824,252

Total liabilities and stockholders' equity	$25,375,944	$26,899,121

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Revenues	$5,554,182	$9,530,842	$16,861,449	$24,249,588
Cost of revenue	2,454,919	6,986,834	8,378,247	16,430,204

Gross profit	3,099,263	2,544,008	8,483,202	7,819,384

Operating expense
General, selling and administrative expense	3,659,202	3,851,890	11,395,454	11,082,581
Write-off of non-compete agreement	—	—	486,750	—
Restructuring costs	—	—	377,961	—
Impairment of goodwill	—	—	—	670,000
Total operating expense, net	3,659,202	3,851,890	12,260,165	11,752,581

Loss from operations	(559,939)	(1,307,882)	(3,776,963)	(3,933,197)

Other income (expense)
Interest income (expense)	(338,010)	(817,864)	(668,583)	(1,898,893)
Amortization of debt issuance costs	(281,352)	(250,100)	(1,047,060)	(816,705)
Total interest expense	(619,362)	(1,067,964)	(1,715,643)	(2,715,598)
Loss on repurchase of Series B warrants	—	—	(2,053,975)	—
Loss on repricing of Series A warrants	—	—	(99,820)	—
Accretion of put warrants	(419,062)	—	1,934,663	—
Accretion of debenture discount and warrants	(2,139,618)	—	(788,873)	—
Accretion of Leapfrog warrants	(336,347)	—	(336,347)	—
Write-off of contingent consideration	—	—	—	3,744,496
Total other income (expense)	(3,514,389)	(1,067,964)	(3,059,995)	1,028,898

Loss before provision for income taxes	(4,074,328)	(2,375,846)	(6,836,958)	(2,904,299)

Provision for income taxes	—	—	—	—

Net loss	$(4,074,328)	$(2,375,846)	$(6,836,958)	$(2,904,299)

Net (loss) income per share, basic	$(0.50)	$(0.40)	$(0.85)	$(0.49)
Net (loss) income per share, diluted	$(0.50)	$(0.40)	$(0.85)	$(0.49)

Weighted average shares outstanding, basic	8,115,790	5,958,897	8,008,717	5,929,793
Weighted average shares outstanding, diluted	8,115,790	5,958,897	8,008,717	5,929,793

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Month Period Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,836,958)	$(2,904,299)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock based prepaid fees	—	373,567
Stock based compensation	947,968	610,397
Noncash financing cost	—	274,695
Amortization of debt issue costs	663,210	816,705
Loss on repurchase of Series B warrants	2,053,975	—
Loss on repricing of Series A warrants	99,820	—
Accretion of Leapfrog warrants	336,347	—
Accretion of put warrants	(1,934,663)	—
Accretion of debenture discount and warrants	788,873	—
Amortization of debt discount	383,850	—
PIK interest expense accrued to principal	51,323	447,738
Impairment of Goodwill	—	670,000
Write-off of non-compete agreement	468,751	—
Accretion of contingent consideration	—	(3,585,388)
Accretion of put liability	—	63,718
Provision for bad debts	(163,703)	96,253
Depreciation expense	14,240	17,294
Amortization of intangibles	358,698	269,650
Changes in operating assets and liabilities:
Accounts receivable	1,377,870	(2,767,590)
Prepaid expenses	(209,007)	81,562
Other assets	12,762	29,602
Accounts payable and accrued expenses	(721,272)	6,355,103
Unearned revenue	67,516	18,115
Cash (used in) provided by operating activities	(2,240,400)	867,122

Cash flows from investing activities:
Purchase of equipment	(97,287)	(4,816)
Development of software	(454,368)	—
Cash used in investing activities	(551,655)	(4,816)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	3,820,001	3,550,815
Proceeds from notes payable	—	2,100,000
Proceeds from secured convertible debentures, net	2,136,629	—
Repayments of note payable and PIK interest	(3,996,928)	(1,763,077)
Payment of contingent consideration	—	(1,600,000)
Net cash provided by financing activities	1,959,702	2,287,738

Net decrease in cash and cash equivalents	(832,353)	3,150,044
Cash and cash equivalents, beginning of period	1,048,762	1,091,186
Cash and cash equivalents, end of period	$216,409	$4,241,230

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Month Period Ended September 30,
	2017	2016

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$873,433	$1,224,525
Cash paid for taxes	$—	$—

Non-cash financial activities:
Proceeds paid by Fastpay on behalf of Social Reality	$—	$5,507,468
Common stock issued as payment of contingent consideration	$—	$2,400,000
Initial derivative liability on issuance of put warrants	$3,038,344	$—
Issuance of placement agent warrants	$249,028	$—
Common stock issued for vested grants	$52	$—
Issuance of common stock to be issued	$100	$—
Initial derivative and warrant liability accounted as debt discount on convertible debenture	$2,763,723	$—
Repurchase of series B warrants directly paid by debenture holder on behalf of the Company	$2,500,000	$—
Common stock issued and Initial warrant liability accounted for assets purchase arrangement	$617,069	$—

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Social Reality, Inc. ("Social Reality" or “SRAX”) is a Delaware corporation formed on August 2, 2011. These unaudited condensed consolidated financial statements include the consolidated results of Social Reality and its wholly owned subsidiary, Steel Media (“Steel Media”) (collectively referred to as “we”, “us”, “our” or the “Company”). We are headquartered in Los Angeles, California.

We are a digital marketing and data management platform delivering the tools to reach and reveal valuable audiences. Our machine-learning technology analyzes marketing data to identify brands and content owners' core consumers and their characteristics across marketing channels. Through an omnichannel approach that integrates all aspects of the advertising experience into one platform, we discover new and measurable opportunities that amplify campaign performance and maximize profits.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three month and nine month periods ended September 30, 2017 and 2016. The results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses decreased from $3,851,890 for the three months ended September 30, 2016 to $3,659,202 for the three months ended September 30, 2017. Our general, selling and administrative expenses increased from $11,082,581 for the nine months ended September 30, 2016 to $11,395,454 for the nine months ended September 30, 2017. We incurred a loss of $4,074,328 for the three months ended September 30, 2017 compared to a net loss of $2,375,846 for the three months ended September 30, 2016 and incurred losses of $6,836,958 and $2,904,299 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had an accumulated deficit of $21,226,961. As of September 30, 2017, we had $216,409 in cash and cash equivalents and a deficit in working capital of $11,075,405 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016. We are currently experiencing a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants in April 2017. Additionally, we were notified in May 2017 that Victory Park Management, LLC had exercised its put right for the repurchase of the Financing Warrant which amounts to $1,500,000.  See Note 8 for a further discussion of this obligation.

During January 2017, we satisfied all outstanding obligations under the Victory Park Management, LLC financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the repayment of the amounts owed under this financing agreement is expected to result in overall savings to us through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the repayment of these notes have adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased profitability growth through higher gross margin sales and cost reductions as further described herein. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay Partners, LLC (“FastPay”). See Note 8 for a further discussion of this agreement.

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

In addition to increasing sales, lowering costs, and a more aggressive approach in managing our accounts payable, our plan to continue as a going concern also included raising additional capital through borrowing and/or additional sales of equity or equity linked securities. In April 2017, we entered a definitive securities purchase agreement which provided $5,000,000 in additional capital allowing us to satisfy certain warrant put obligations as further discussed in Note 10.  In October 2017, we entered into an additional definitive securities purchase agreement which provided for an additional $5,180,158 of capital that allowed us to satisfy all amounts due under the Financing Warrant, as well as partially reduce our working capital deficit through payment of certain outstanding payables.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to fund cash used in operating and investing activities with cash provided by financing activities. We expect that the actions initiated in 2017 will enhance our liquidity and financial flexibility toward the beginning of 2018.  We also announced several new revenue initiatives that could provide additional revenue growth opportunities beginning in the second half of 2018.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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

Cost of Revenue

Cost of revenue consists of payments to media providers and website publishers that are directly related to either a revenue-generating event or project and application design costs. The Company becomes obligated to make payments related to media providers and website publishers in the period the advertising impressions, click-through, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying unaudited condensed consolidated statements of operations.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $91,172 and $254,875 at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, four customers accounted for more than 10% of the accounts receivable balance for a total of 84%. For the nine months ended September 30, 2017, five customers accounted for 52% of total revenue. At December 31, 2016, two customers accounted for more than 10% of the accounts receivable balance for a total of 61%. For the nine months ended September 30, 2016, one customer accounted for 49% of total revenue.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2017 and December 31, 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

No impairment of goodwill has been recorded during the three or nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, we recognized an impairment of goodwill that amounted to $670,000, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three or nine months ended September 30, 2017 or 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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

There were 6,254,705 common share equivalents at September 30, 2017 and 2,912,069 common share equivalents at September 30, 2016. For the nine months ended September 30, 2017 and 2016, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 3 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of New Accounting Standards

For a discussion of recent accounting pronouncements, please refer to Recently Issued Accounting Standards as contained in Note 1 in the December 31, 2016 audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017. During the nine months ended September 30, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) which provides improvements to employee share-based accounting transactions. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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

NOTE 4 – ACQUISITIONS

In June 2016, the Company determined that the second earn out consideration target related to the Steel Media acquisition would not be achieved. As such, the Company reversed the liability related to the second earn out target of $3,744,496 during the three and nine months ended September 30, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Office equipment	$216,378	$119,091
Accumulated depreciation	(77,839)	(63,599)
Property and equipment, net	$138,539	$55,492

Depreciation expense for the three months ended September 30, 2017 and 2016 was $8,058 and $3,975, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $14,240 and $17,294, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016
Non-compete agreement	$781,249	$1,250,000
Intellectual property	756,000	756,000
Acquired software - Leapfrog	617,069	—
Internally developed software	573,593	119,225
	2,727,911	2,125,225
Accumulated amortization	(1,118,683)	(759,984)
Carrying value	$1,609,228	$1,365,241

During the nine months ended September 30, 2017, the Company capitalized $454,368 of costs associated with the development of internal-use software, including directly related payroll costs.

On August 17, 2017, the Company acquired software from Leapfrog Media Trading in exchange for 200,000 shares of Class A common stock and 350,000 warrants with a term of five years and an exercise price of $3.00. This software is currently being integrated into our platform and we estimate launching on January 1, 2018.  No other assets, customers, employees, intangibles or business operations were acquired in this transaction.

In connection with a separation and release agreement with Mr. Steel, the Company agreed to reduce the remaining period of the non-compete agreement with Mr. Steel, which was entered into as a result of the acquisition of Steel Media, to a period of eighteen months from the date of his separation from the Company. Accordingly, the Company wrote off $468,750 in value of the non-compete agreement during the nine months ended September 30, 2017.

Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement and $42,610 for the internally developed software for the three months ended September 30, 2017. Amortization expense was $37,800 for intellectual property and $52,083 for the non-compete agreement for the three months ended September 30, 2016. Amortization expense was $113,400 for intellectual property, $156,249 for the non-compete agreement and $89,049 for the internally developed software for the nine months ended September 30, 2017. Amortization expense was $113,400 for intellectual property and $156,249 for the non-compete agreement for the nine months ended September 30, 2016.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

The estimated future amortization expense for the remainder of 2017 and the years ended December 31 thereafter, are as follows:

Remainder of 2017	$137,883
2018	670,417
2019	548,890
2020	252,038
$1,609,228

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2017	December 31, 2016
Accounts payable, trade	$10,795,846	$11,745,026
Accrued expenses	1,286,428	260,818
Accrued compensation	116,667	319,246
Accrued commissions	235,869	830,993
Total	$12,434,810	$13,156,083

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

During the nine months ended September 30, 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2016:

December 31, 2016

Current portion of notes payable and PIK interest	$3,996,928
Non-current portion of notes payable	—
Total notes payable and PIK interest	3,996,928
Less deferred financing costs	(578,140)
Notes payable and PIK interest, net of deferred costs	$3,418,788

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended September 30, 2017 and 2016, $0 and $250,100, respectively, of debt issuance costs were amortized as interest expense. During the nine months ended September 30, 2017 and 2016, $578,140 and $816,705, respectively, of debt issuance costs were amortized as interest expense. As of September 30, 2017, all deferred debt issuance costs have been completely amortized.

During the three months ended September 30, 2017 and 2016, $0 and $206,287, respectively, were recorded as PIK interest expense. During the nine months ended September 30, 2017 and 2016, $0 and $447,736, respectively, were recorded as PIK interest expense.

Pursuant to the Financing Agreement, the Company issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder was not, however, permitted to exercise the Financing Warrant for shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock that exceeds 4.99% of the Company's outstanding shares of Class A common stock following such exercise. Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that had not been previously exercised. In connection with any exercise of this put right, the purchase price was to equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, the Company was notified by the warrant holder that it was exercising its put right. We had a period of 45 days from the date of notice to repay the right or negotiate a settlement. If the right remained unpaid after the 45-day period, interest would accrue on the unpaid balance at a rate of 14% per annum. We recorded the put liability at its present value of $1,500,000 at September 30, 2017 and December 31, 2016, respectively. On October 27, 2017, the obligation was paid in full. As of September 30, 2017, the accrued interest on put liability was $51,323.

During the three months ended September 30, 2017, $51,323 was recorded as PIK interest expense.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

The Company is obligated to repurchase accounts remaining uncollected after a specified deadline, and FastPay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Company's obligations under the FastPay Agreement are secured by a first position security interest in its accounts receivable, deposit accounts and all proceeds therefrom.

The FastPay Agreement contains covenants that are customary for agreements of this type and are primarily related to accounts receivable and audit rights. The Company is also required to provide FastPay with 30-day notice of any transaction that result, or would result in, a “change of control” as defined in the FastPay Agreement. The failure to satisfy covenants under the FastPay Agreement or the occurrence of other specified events that constitute an event of default, as defined, could result in the termination of the FastPay Agreement and/or the acceleration of the Company's obligations. The FastPay Agreement contains provisions relating to events of default that are customary for agreements of this type.

The FastPay Agreement has an initial one-year term and automatically renews for successive one-year terms thereafter, subject to earlier termination by written notice by the Company, provided all obligations are paid, including the payment of an early termination fee.

At September 30, 2017, $2,100,539 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

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

In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975. Fair value at September 30, 2017 of the Series A Warrants was estimated to be $757,476 and based on a risk-free interest rate of 1.75%, an expected term of 5 years, an expected volatility of 109% and a 0% dividend yield.

During the three months ended September 30, 2017, the decrease in the fair value of the warrant derivative liability of $432,035 was recorded as a gain on change in fair value of derivative liability. During the nine months ended September 30, 2017, the decrease in the fair value of the warrant derivative liability of $1,934,663 was recorded as a gain on change in fair value of derivative liability.

As a result of the sale of the Debentures (see Note 10), the exercise price of the Series A Warrants issued to investors in our January 2017 private offering was reset to $2.245 per share. The Company recognized a loss on the repricing of these warrants amounting to $99,820.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

The put warrant liability is comprised of the following at September 30, 2017:

September 30, 2017

Initial derivative liability on issuance of put warrants	$3,038,344
Plus put warrant repricing adjustment	99,820
Less accretion of put warrants	(1,934,663)
Less repurchase of Series B warrants	(446,025)
Put warrant liability	$757,476

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

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd. As of September 30, 2017, we are in compliance with all financial covenants.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

Fair value at September 30, 2017 of the Debenture Warrants was estimated to be $1,615,844 based on a risk-free interest rate of 1.75%, an expected term of 5.33 years, an expected volatility of 109% and a 0% dividend yield. During the three months and nine months ended September 30, 2017, we recorded the increase in the fair value of the warrant derivative liability of $892,808 and $387,360 respectively. This was recorded as a loss on change in fair value of derivative liability.

The Debenture Warrant liability is comprised of the following at September 30, 2017:

September 30, 2017

Initial derivative liability on issuance of debenture warrants	$1,228,484
Less accretion of debenture warrants	387,360
Debenture warrant liability	$1,615,844

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

Fair value at September 30, 2017 of the debenture conversion liability was estimated to be $1,936,752 based on a risk-free interest rate of 1.5%, an expected term of 2.83 years, an expected volatility of 86% and a 0% dividend yield. During the three months and nine months ended September 30, 2017, we recorded an increase in the fair value of the debenture conversion liability of $1,246,810 and $401,513 respectively. This was recorded as a loss on change in fair value of derivative liability.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

The debenture conversion liability is comprised of the following at September 30, 2017:

September 30, 2017

Initial derivative liability for the convertible conversion	$1,535,239
Less accretion of convertible conversion liability	401,513
Debenture conversion liability	$1,936,752

The secured convertible debentures are comprised of the following at September 30, 2017:

September 30, 2017

Senior convertible debentures	$5,000,000
Less unamortized discount on debentures	(2,379,873)
Total	2,620,127
Less deferred financing costs	(527,329)
Senior convertible debentures, net	$2,092,798

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, were $3,830,000. The proceeds of the offering were used to satisfy the outstanding notes issued under the terms of the Financing Agreement. In connection with the January 2017 capital raise, Victory Park Management, LLC agreed not to exercise the put right under the Financing Warrant prior to May 20, 2017. Victory Park Management, LLC exercised the put right on May 22, 2017. We had had 45 days to satisfy this obligation which remains unpaid. On October 27, 2017, the Company satisfied this obligation in full utilizing a portion of net proceeds from a second debenture financing.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

In August 2017, we issued 200,000 shares in conjunction with our acquisition of certain intellectual property assets from Leapfrog Media Trading, Inc.

In September 2017, we issued 7,813 shares to a new member of our board of directors.

Stock Awards

There was one new grant of stock awards made during the three months ended September 30, 2017.  Awards in the amount of 3,333 common shares were forfeited during the nine months ended September 30, 2017.

During the three months ended September 30, 2017 and 2016, we recorded stock award expenses of $129,166 and $40,834; respectively. During the nine months ended September 30, 2017 and 2016, we recorded stock award expenses of $398,412 and $250,088; respectively.

Stock Options and Warrants

There were no new grants of stock options made during the nine months ended September 30, 2017. Awards in the amount of 157,000 options were forfeited during the nine months ended September 30, 2017.

During the three months ended September 30, 2017 and 2016, we recorded stock option expense of $90,038 and $66,588, respectively. During the nine months ended September 30, 2017 and 2016, we recorded stock option expense of $308,908 and $181,650, respectively.

In November 2016, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Market Street Investor Relations, LLC (“Consultant”). The Company engaged the Consultant to provide certain investor relations and public relations services on behalf of the Company as are more fully described in the Consulting Agreement. The term of the Consulting Agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the Consultant, the Company issued the Consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones described within the Consulting Agreement. The value of the warrants at the date of grant was $1,390,264. At the direction of the Consultant, a warrant to purchase 200,000 shares was issued to the Consultant and a warrant to purchase 200,000 shares was issued to Steve Antebi (a principal stockholder in the Company). The Company also advanced the Consultant $100,000 on the effective date to cover anticipated expenses regarding the services to be performed by the Consultant. The Company paid the Consultant an additional $50,000 for expenses incurred during the nine months ended September 30, 2017. The Company is recognizing the value of the services rendered over the term of the Consulting Agreement. As of September 30, 2017, the Consultant has not yet attained any of the milestones contained within the Consulting Agreement and the Company reversed $275,637 of expense related to the Consulting Agreement. During the nine months ended September 30, 2017, it was determined that the Company would not extend the Consulting Agreement with the Consultant.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

On September 15, 2017, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Al & J Media, Inc. (“Consultant”). The Company engaged the Consultant to provide certain consulting services on behalf of the Company as are more fully described in the Consulting Agreement. Under the terms of this agreement, which expires on December 15, 2017, the Company engaged Al & J Media, Inc. to provide a variety of advisory and consulting services to the Company, including introducing the Company to potential sources of media, marketing agreement(s) and/or other strategic alliances which may benefit the Company in the performance of implementing its business plan(s), including but not limited to radio and television media spots; various media publications; and internet podcasts. As compensation for such services, the Company will issue Al & J Media, Inc. 75,000 shares valued at $97,500 of its Class A common stock on September 15, 2017. Although the shares to be issued are for future services over the term of the agreement, we have recognized the value of these services as an expense during the three months ended September 30, 2017.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Mr. Malcolm Casselle, a member of our board of directors, is the Chief Technology Officer and President of New Ventures of Tronc, Inc. (“Tronc”), one of our major advertisers. At June 30, 2017, Tronc owed us $1,042,000, net of liabilities owed Tronc. The majority of the net amount outstanding relates to a number of transactions with Tronc and a predecessor company controlled by Tronc that dates back to the second quarter 2016.   On August 25, 2017, Social Reality, Inc. filed a lawsuit against Tronc for breach of contract, fraudulent concealment and deceptive business practices (case number 1:17-cv-05998, U.S. District Court for the Northern District of Illinois). We have alleged that Tronc, Inc. and Tribune Content Agency, LLC refused to perform their contractual obligations and breached the terms of contract and insertion orders, causing us to suffer close to $35 million in damages. We are seeking a judgment in the amount of the damages as well as costs and such other relief as the court may award.

Mr. Steven Antebi, a principal stockholder in the Company, served as a consultant to the Company. We paid him $540,000 and $0 for services provided to us during the nine months ended September 30, 2017 and 2016, respectively, through the issuance of shares of our Class A common stock. Additionally, the Company previously entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, refer to Note 11.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under operating leases with lease terms which expire through January 31, 2018. Rent expense for office space amounted to $35,000 and $81,069 for the three months ended September 30, 2017 and 2016, respectively. Rent expense for office space amounted to $177,908 and $221,569 for the nine months ended September 30, 2017 and 2016, respectively. Future minimum lease payments required under the operating leases amount to $11,700 for the remainder of the year ended December 31, 2017 and $800 for the year ended December 31, 2018.

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

On August 25, 2017 Social Reality, Inc. filed a lawsuit against Tronc, Inc. (formerly Tribune Publishing Company LLC) and Tribune Content Agency, LLC for breach of contract, fraudulent concealment and deceptive business practices (case number 1:17-cv-05998, U.S. District Court for the Northern District of Illinois). We have alleged that Tronc, Inc. and Tribune Content Agency, LLC refused to perform their contractual obligations and breached the terms of contract and insertion orders, causing us to suffer close to $35 million in damages. We are seeking a judgment in the amount of the damages as well as costs and such other relief as the court may award.

The Company is not currently a party to any other material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

Between October 2, 2017 and October 17, 2017, multiple investors in the Company’s April 2017 debenture financing converted an aggregate of $655,000 of debentures into 218,334 shares of Class A common stock.

On October 17, 2017, one investor in the Company’s April 2017 debenture financing exercised 83,334 Series A common stock purchase warrants at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $250,002.

On October 17, 2017, 70,409 shares issued to our Chief Financial Officer as outlined in his October 17, 2016 employment agreement.

On October 17, 2017, the Company issued a press release announcing it has engaged financial advisors to explore strategic alternatives for the company's SRAXmd business.

On October 26, 2017, the Company entered into definitive securities purchase agreements (the “Securities Purchase Agreement”) with certain prior accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $5,180,157.78 in principal amount of 12.5% secured convertible debentures (the "Debentures"); and (ii) five year Series A common stock purchase warrants (the “Series A Warrants”) representing the right to acquire up to 863,365 shares of our Class A common stock (the “Offering”) in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act. The Offering includes (i) $2,000,000 of Debentures and Series A Warrants pursuant to the exercise of a green shoe (“Green Shoe”) provision contained in the transaction documents for the purchase and sale of the Prior Debentures (as defined below) and (ii) $3,180,157.78 of additional Debentures. The Debentures and Series A Warrants are being sold for a combination of cash and the cancellation of debt or receivables.

The Debentures, which mature on April 21, 2020, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on January 1, 2018.  Our obligations under the Debentures are secured pari passu with the debentures previously issued in April 2017 (“Prior Debentures”).  The Debentures are convertible at the option of the holder into shares of our Class A common stock (“Common Stock”) at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter described.

The Debentures are being issued in two series, Series A-1 Debentures (“A-1 Debentures”) and Series A-2 Debentures (“A-2 Debentures”).  The Company will issue (i) $2,000,000 in A-1 Debentures and (ii) $3,180,157.78 in A-2 Debentures. The A-1 Debentures and A-2 Debentures are substantially the same except that the A-1 Debentures (i) we approved for issuance on June 23, 2017 by the shareholders of the Company pursuant to the Green Shoe and (ii) have a conversion price floor of $1.40 with regard to anti-dilution protection for subsequent equity sales at a price lower than 120% of the then applicable conversion price.  The A-2 Debentures have a conversion price floor of $3.00 until such time as the Company receives shareholder approval for the transaction.  The Company has agreed to hold a meeting of the shareholders (“Shareholder Meeting”) on or prior to seventy-five (75) days following the date of the Securities Purchase Agreement to obtain shareholder approval in connection with the transaction, including, without limitation, to reduce the floor price with regard to the anti-dilution protection for subsequent equity sales to $1.40 (on par with the A-1 Debentures).

Subject to our compliance with certain equity conditions (as more fully set forth in the Debentures), upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder Series B Common warrants, the terms of which will be identical to the Series A Warrants, to purchase a number of shares of our Common Stock equal to 50% of the conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we receive to redeem a portion of the principal amount of the then outstanding Debentures. We are also required to redeem the Debentures, at the holder’s right, upon our failure to maintain certain financial covenants as further described in the Debentures.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

The Debentures also contain certain customary events of default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, changes in control of the Company and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such event of default, the outstanding principal amount of the Debenture for a premium, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.  The Company is also subject to certain negative covenants under the Debenture, including but not limited to, the creation of certain debt obligations, liens on Company assets, amending its charter documents, repayment or repurchase of securities or certain debt of the Company, or the payment of dividends.

The Series A Warrants are being issued as follows: (i) 333,335 issued pursuant to the Green Shoe and in connection with A-1 Debentures and (ii) 530,030 are being issued in connection with the A-2 Debentures.  The Series A Warrants issued pursuant to the A-1 Debentures and A-2 Debentures have the same form.  The Series A Warrants are initially exercisable at $3.00 per share and, are subject to cashless exercise after six months if the shares underlying the warrants are not subject to an effective resale registration statement. The Series A Warrants also contain anti-dilution protection for subsequent equity sales for a price lower than the then applicable exercise price, with a floor of $1.40.

The conversion price of the Debentures and the exercise price of the Series A Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to the $1.40 and $3.00 floor described above). If we fail to timely deliver the shares of our Common Stock upon any conversion of the Debentures or exercise of the Series A Warrants, we will be subject to certain buy-in provisions. Pursuant to the terms of the Debentures and Series A Warrants, a holder will not have the right to convert any portion of the Debentures or exercise any portion of the Series A Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Debentures and the Series A Warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

The Company also agreed to use up to approximately $1.57 million in proceeds from the Offering to pay a $1.5 million put obligation of an outstanding common stock purchase warrant issued in October 2014 (the “Financing Warrant”) plus $.07 million in accrued interest on the amount outstanding.

As of the date of the Securities Purchase Agreement, the Company had 8,605,018 shares of Common Stock issued and outstanding. As such, under the Nasdaq Market Place Rules, we are authorized to issue up to 19.99% of the issued and outstanding shares, or 1,720,143 shares. The shares of Common Stock underlying the A-2 Debentures and accompanying Series A Warrants are an aggregate of 1,590,081 shares of Common Stock. Notwithstanding, we are obligated to submit the Offering at the Shareholder Meeting for the purpose of reducing the floor conversion price of the A-2 Debentures as discussed above. In connection with this transaction, we will issue to our Placement Agents (as defined below), an aggregate of 183,337 common stock purchase warrants (“PA Warrants”) as follows: (i) 129,176 PA Warrants will have an exercise price of $3.75 per share and (ii) 54,161 PA Warrants will have an exercise price of $4.49 (the consolidated closing bid price of the Common Stock prior to the Securities Purchase Agreement). The PA Warrants are substantially similar to the Series A Warrants, except that the PA Warrants have a term of five and one half (5.5) years, are not exercisable until the six (6) month anniversary of the issuance date, and contain no anti-dilution protection.

Pursuant to a registration rights agreement (“Registration Rights Agreement”), we have agreed to file a registration statement registering the resale of the shares of our common Stock underlying the Debentures and the Series A warrants within thirty (30) days from the date of the Registration Rights Agreement. We also agreed to have the registration statement declared effective within 90 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

Chardan Capital Markets, LLC (“Chardan Capital”) acted as lead placement agent and Aspenwood Capital acted as co-placement agent ("Aspenwood"), in connection with the sale of the securities pursuant to the Securities Purchase Agreement.  Pursuant to their respective engagement agreements, we will pay Chardan Capital a cash commission of $149,021.25 and Aspenwood a cash commission of $70,000. Pursuant to the discussion above, we also issued an aggregate of 160,000 PA Warrants to Chardan Capital and an aggregate of 23,337 PA Warrants to Aspenwood. We will include the shares underlying the Placement Agent Warrants in the resale registration statement we expect to file.

On October 31, 2017, an aggregate of 567,096 Common Stock purchase warrants, having exercise prices of $7.50, per share, expired.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We are a digital marketing and data management platform delivering the tools to reach and reveal valuable audiences. Our machine-learning technology analyzes marketing data to identify brands and content owners' core consumers and their characteristics across marketing channels. Through an omnichannel approach that integrates all aspects of the advertising experience into one platform, we discover new and measurable opportunities that amplify campaign performance and maximize profits. We derive our revenues from:

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

During the first nine months of 2017, our efforts have been focused on the continued expansion of gross margin to generate higher profitability from our sales and marketing efforts across our  platform.  Our goal is to return our margins to historic levels, and eliminate the dependence on revenues from a previously limited number of customers. During the third quarter of 2017 and for the nine months then ended our gross margin increased to 55.8% and 50.3%, respectively, of revenue as compared to 26.7% and 32.3%, respectively during the comparable periods in 2016. Additionally, we have also concentrated on the reduction of various operating expenses to streamline our business for the future and provide liquidity. In March 2017, we initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, we made certain reductions in staffing and a restructuring of sales management compensation, delayed certain previously budgeted expenditures, eliminated certain operating expenses, simplified our organizational structure, including greater consolidation of our sales force and support functions, and extended payments to certain vendors. As a result of these changes, we recognized one-time costs of $377,961 during the first quarter of 2017 that related to severance accruals, recruiting fees and legal fees and saw a reduction in our overall general, selling and administrative expenses during the third quarter of 2017 of 5.0% from the comparable period in 2016.

We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and were required to utilize existing cash on hand to fund our operating and investing activities. As described elsewhere herein, during April 2017 we raised $5,000,000 through the sale of convertible debentures and in October 2017 we raised an additional $5,180,178 through the sale of similar convertible debentures.  We used a portion of the April 2017 proceeds to satisfy the put obligation of $2,500,000 under the Series B warrants issued in our January 2017 offering and a portion of the October 2017 proceeds to repay amounts due under the Financing Warrant.  A portion of the October 2017 convertible debentures were issued in exchange for cancellation of an equivalent dollar value of trade payables. The balance of remaining proceeds from these two transactions was then used to satisfy certain accounts payable and for other general corporate purposes.  However, the terms of those debentures will make it more difficult for us to raise capital in future periods while the debt remains outstanding.  We expect, however, that the reduction in our operating expenses coupled with our focus to improve the technology tools we offer that enable both publishers and advertisers to maximize their digital advertising initiatives will result in a reduction in our need for outside capital during the balance of 2017.

During the second quarter 2017, we launched a new SRAX Social tool for digital marketers and content owners to create posts and promote them beyond their respective Facebook Page communities. This tool is the first of many planned monetization opportunities to be developed and integrated into SRAX Social. We also released a new guide entitled “People-Based Advertising: How to Get Bigger Results by Targeting the Most Precise Audience” which we believe will provide support for our expertise as an Internet advertising resource. We also unveiled the Company’s new SRAX branding, designed to reflect the breadth and depth of the tools that we offer to digital marketers and content owners.

In the third quarter of 2017, we announced several new product offerings designed to expand our reach for advertisers to other large digital audiences.  SRAX Fan is a buyside vertical focused on advertising to sports fans on their mobile devices in stadiums and sports bars.  SRAX Auto is another new buyside vertical launched to target car buyers.  We also announced the launch of BigToken, an advertising based utility token initiative intended to reward consumers who voluntarily opt-in to allow marketers greater access to their personal information.  BigToken is intended to generate higher quality marketing opportunities for large advertisers who we then believe will pay a premium to have access to advertise to these audiences. While SRAX Fan and SRAX Auto have formally launched, they remain very early stage.  As such, we do not believe these two new initiatives will be significant contributors to revenue growth for the remainder of 2018. BigToken remains in development, with a previously announced launch date targeted for December 2017, at the earliest.

As part of the Company’s ongoing evaluation of ways to maximize shareholder value, in October 2017, we announced that we had engaged outside advisors to evaluate strategic options for SRAXmd.  Given the recent growth in revenue of SRAXmd as well as heightened merger and acquisition activity elsewhere in the healthcare advertising sector, we determined a thorough evaluation of various options potentially available would be prudent at this time.  However, there is no guarantee that we will take any immediate action whatsoever with regard to SRAXmd as a result of this strategic analysis.

Going concern

For the nine months ended September 30, 2017, we reported a net loss of $6,836,958, cash used in operating activities of $2,240,400 and we had an accumulated deficit of $21,226,961 at September 30, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and for the year then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our losses from operations, negative cash flows generated from operating activities and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	change	2017	2016	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$5,554,182	$9,530,842	(41.7)%	$16,861,033	$24,249,588	(30.5)%
Cost of revenue	2,454,919	6,986,834	(64.9)%	8,378,247	16,430,204	(49.0)%
Gross margin percentage	55.8%	26.7%	109.1%	50.3%	32.3%	56.0%
Operating expense, net	3,659,202	3,851,890	(5.0)%	12,260,165	11,752,581	4.3%
Operating loss	(559,939)	(1,307,882)	(57.1)%	(3,776,963)	(3,933,197)	(4.0)%
Other income (expense)	(3,514,389)	(1,067,964)	229.2%	(3,059,995)	1,028,898	(-397.5)%
Net loss	$(4,074,328)	$(2,375,846)	71.5%	$(6,836,958)	$(2,904,299)	(135.3)%

Revenue

The decrease in our revenue during the three and nine months ended September 30, 2017 from the comparable periods in 2016 reflect our strategic shift in 2017 to focus on higher margin revenue opportunities and the decrease in revenue from one significant legacy customer in 2016.  These revenue declines were partially offset by an increase in revenue from our SRAX buy side and sell side clients as well as continuing growth in SRAXmd.  With the growth of our revenues coming from other areas of our business, we do not expect that the loss of low-margin revenues from this legacy customer will adversely impact our expected overall revenue growth for the remainder of 2017. We have, additionally, taken several actions including the reorganization of sales personnel in an effort to broaden our customer base and expand our product offerings to additional buy-side clients and explore new channels of revenue. During the second quarter 2017, we launched a new tool which expanded of product offerings in the SRAX Social platform and we unveiled a new branding effort to demonstrate the breadth and depth of the tools that we provide digital marketers and content owners.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 100% of cost of revenue was attributable to payments to website publishers and other media providers for the first nine months 2017 as compared to 99% during the first nine months of 2016. The balance was attributable to labor costs and project and application design costs. Cost of revenue as a percentage of revenue declined to 44.2% for the third quarter of 2017 and 49.7% for the nine months ended September 30, 2017 as compared to 73.3% and 67.8%, respectively, for the comparable periods in 2016. Cost of revenue declined in the third quarter of 2017 due to a strategic shift made by management in the third quarter of 2016 to focus sale efforts on advertising business with substantially higher gross margins. The Company also began eliminating certain legacy customers in its buy-side sales channels that produced low to no gross margin business during that time as well.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense decreased 5.0% in the third quarter of 2017 from the comparable period in 2016. Our net operating expense increased 4.3% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, operating expenses were also impacted by the non-recurring expenses related to the write-off of the non-compete agreement amounting to $468,750 and restructuring costs amounting to $377,961. During the nine months ended September 30, 2016, our operating expenses were also impacted by the impairment of goodwill amounting to $670,000. Since our restructuring program was instituted at the end of the first quarter 2017, we expect that our operating expenses will continue to decline for the remainder of 2017 and into the first quarter of 2018, at a minimum.

Other income (expense)

Other income (expense) in the third quarter 2017 represents factoring fees, the non-cash accretion of our put warrants issued in connection with our January 2017 financing amounting to $419,062 and the accretion of the debenture discount and warrants issued in connection with our April 2017 financing amounting to $2,139,618. Other income (expense) for the third quarter 2016 represents interest under notes issued pursuant to a financing agreement and factoring fees, amortization of debt costs and the accretion of the put liability under a financing agreement, and the accretion and write-off of contingent consideration. Total interest expense decreased 41.9% and 36.8% for the three and nine-month periods ended September 30, 2017, respectively, as compared to the same periods in 2016. We expect that our overall interest expense during the balance of 2017 will increase as a result of the 12.5% secured convertible debentures that we sold in April 2017 and October 2017.  As certain of our outstanding securities, including the debentures and three series of warrants, contain reset provisions of the conversion and exercise price of the security, we anticipate that we will recognize other income or expense in future periods based upon the fluctuation of the market price of our Class A common stock in accordance with GAAP. The non-cash income in the first nine months of 2017 materially impacted our results of operations and, while those securities remain outstanding, we may have additional non-cash income or losses in future periods that could materially affect our net loss or net income within those periods. We are, however, unable to estimate the amount of such income or expense in future periods as that income or expense is partly based on the market price of our Class A common stock at the end of a future measurement date. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(4,074,329)	$(2,375,846)	$(6,836,958)	$(2,904,299)
plus:
Equity based compensation	326,641	207,248	947,968	984,026
Accretion of put warrants	419,062	—	(1,934,663)	—
Accretion of debenture discount and warrants	2,139,618	—	788,873	—
Accretion of put liability	—	—	—	—
Accretion of other consideration	336,347	—	336,347	(3,744,496)
Adjusted net loss	$(852,661)	$(2,168,598)	$(6,698,433)	$(5,664,769)
Loss on repurchase of Series B warrants	—	—	2,053,975	—
Loss on repricing of Series A warrants	—	274,695	99,820	274,695
Restructuring costs	—	—	377,961	—
Write-off of non-compete agreement	—	—	468,750	—
Write-off of contingent consideration	—	—	—	—
Impairment of goodwill	—	—	—	670,000
Interest expense	619,362	1,067,964	1,715,643	2,715,598
Depreciation and amortization	140,551	93,859	372,938	286,944
Adjusted EBITDA	$(92,748)	$(732,080)	$(1,609,346)	$(1,717,532)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At September 30, 2017, we had an accumulated deficit of $21,226,961. As of September 30, 2017, we had $216,409 in cash and cash equivalents and a deficit in working capital of $11,075,405 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,097 at December 31, 2016. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant.

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. The repayment of these notes has adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. During April 2017, we raised $5,000,000 through the sale of 12.5% convertible debentures. We utilized $2,500,000 of the proceeds of this sale to satisfy the put obligation of the Series B Warrants issued to investors in the January 2017 offering. The balance of the debenture sales proceeds was used to satisfy the payment of accounts payable and other working capital requirements. During October 2017, we raised an additional $5,180,157 through the sale of similar 12.5% convertible debentures.  We utilized $1,567,612 of the proceeds of this sale to satisfy obligations due under the Financing Warrant. The balance of the October 2017 debenture sales proceeds were also used to satisfy the payment of accounts payable and other working capital requirements.

As described in Part II, Item 1A. Risk Factors, the terms of both the April 2017 and October 2017 debentures could materially impact our liquidity and results of operations in future periods. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay which is now subject to a cap of $4,000,000 that we agreed to as part of the debentures in April 2017.

Cash flows from operating activities

Net cash used in operating activities was $2,240,400 during the nine months ended September 30, 2017 compared to net cash provided by operating activities of $867,122 for the comparable period in 2016. During the nine months ended September 30, 2017, the Company’s accounts receivable increased by $1,377,870 which compares with a decrease in accounts receivable of $2,767,590 for the comparable period in 2016. Accounts payable and accrued liabilities during the nine months ended September 30, 2017 decreased by $721,272 which compares to an increase in accounts payable and accrued liabilities of $6,355,103 for the comparable period in 2016.

Cash flows from investing activities

During the nine months ended September 30, 2017 net cash used in investing activities was $551,655 as compared to $4,816 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we used cash to acquire equipment and develop internally used software.

Cash flows from financing activities

During the nine months ended September 30, 2017 net cash provided by financing activities was $1,959,702 which represented the net proceeds from the sale of securities amounting to $3,820,001 and the proceeds from debentures amounting to $2,136,629 offset by the complete repayment of our notes payable of $3,996,928 and the repurchase of the Series B warrants of $2,500,000 directly paid by the debenture holder on behalf of the Company. During the comparable period in 2016, net cash in the amount of $2,287,738 was used in financing activities which primarily consisted of proceeds from the sale of common stock of $3,550,815 and proceeds from notes payable of $2,100,000 offset by a $1,600,000 payment of contingent consideration and $1,763,077 in repayments of notes payable.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On August 25, 2017 Social Reality, Inc. filed a lawsuit against Tronc, Inc. (formerly Tribune Publishing Company LLC) and Tribune Content Agency, LLC for breach of contract, fraudulent concealment and deceptive business practices (case number 1:17-cv-05998, U.S. District Court for the Northern District of Illinois). We have alleged that Tronc, Inc. and Tribune Content Agency, LLC refused to perform their contractual obligations and breached the terms of contract and insertion orders, causing us to suffer close to $35 million in damages. We are seeking a judgment in the amount of the damages as well as costs and such other relief as the court may award.

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

Certain terms of the Debentures that we issued in April 2017 and October 2017 could materially impact our liquidity and results of operations in future periods, including:

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

Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the debentures, if we were unable to cure the default within the prescribed periods, if at all, the holders could accelerate all amounts then due. If we were unable to repay these obligations, the holders could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the holders should foreclose on our assets, it is likely you would lose your entire investment in our company. These obligations may further adversely impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt. We are currently in compliance with the provisions of the debt covenants and are current with our interest payments as of November 5, 2017.

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

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description

4.1	Form of (Series A-1 and Series A-2) 12.5% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K filed October 27, 2017)
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K filed October 27, 2017)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K filed October 27, 2017)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K filed October 27, 2017)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 14, 2017	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 14, 2017	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer