Form 10-Q/A
period 2017-09-30
SOCIAL REALITY, Inc.
filed 2018-02-07
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017; filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report to include additional information related to the BIGToken platform. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

During the third quarter of 2017, we also announced the launch of the BIGToken project (“BIGToken”), an advertising-based platform initiative intended to reward consumers through an affinity program, who voluntarily opt-in to allow marketers greater access to their personal information.  BIGToken is intended to generate higher quality marketing opportunities for advertisers that we believe will pay a premium to have access to better, consumer self-generated data. BIGToken is currently in the early stages of development. It is anticipated that BIGToken will initially be developed as a wholly owned subsidiary of Social Reality and eventually spun out to our shareholders, as discussed below; although we may also elect to develop it internally.  To date, we have not segregated the costs and expenses of BIGToken, we estimate that we have spent an aggregate of approximately $11,000 on the project as of September 30, 2017.

Upon completion of the formation and creation of the BIGToken subsidiary, we anticipate that BIGToken will be financed independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities.  Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that BIGToken will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues.

In the event that BIGToken is not able to secure independent funding, we may nonetheless continue to develop the BIGToken project internally albeit on a reduced scope and extended time frame.  In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BIGToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

In the event that the BIGToken subsidiary is successfully completed, funded and operational, we anticipate spinning out a portion of the subsidiary to our shareholders in addition to issuing securities to users that provide us personal information via an affinity program. In order to accomplish both the spin-out and the affinity program, we will be required to comply with all applicable state and federal laws, including federal securities laws. If we are unable to comply with such regulations, we may not be able to complete the spin-out or undertake the affinity program. There is no guarantee that we will be able to comply with such regulations and accordingly, we may not be able to complete the spin-out or undertake the affinity program as currently planned.

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

ITEM 6.

EXHIBITS.

No.	Description

4.1	Form of (Series A-1 and Series A-2) 12.5% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K filed October 27, 2017)
4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K filed October 27, 2017)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K filed October 27, 2017)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K filed October 27, 2017)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

———————

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

February 7, 2018	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

February 7, 2018	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer