Form 10-K
period 2017-12-31
SOCIAL REALITY, Inc.
filed 2018-04-02
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $10,880,803 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,089,788 shares of Class A common stock are issued and outstanding as of March 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Social Reality,” and “Registrant” refer to Social Reality, Inc. and its subsidiaries.  Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.   On September 20, 2016, we completed a one-for-five reverse stock split of our common stock.  All share and per share information in this report has been adjusted to reflect the reverse stock split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1.A Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.

BUSINESS.

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

•

SRAX Social is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and

•

SRAXfan tools enable brands and agencies to connect with sports fans at home, the stadium or out-of-home at gathering locations, such as bars, restaurants, and universities, during live sporting events.

•

SRAXauto tools enable targeting and engagement with potential auto buyers at dealerships, auto shows, and at home across desktop and mobile environments.

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

BIGToken, Inc.

During the third quarter of 2017, we also announced the launch of the BIGToken project (“BIGToken”), an advertising-based platform initiative intended to reward consumers, by the issuance of a BIGToken who voluntarily opt-in to allow marketers greater access to their personal information. During the first quarter of 2018 we completed the incorporation of Big Token, Inc. as a wholly owned subsidiary in the state of Delaware. The core of the project is our  blockchain identification graph platform or BIG.  The BIG platform and BIGToken is intended to generate higher quality marketing opportunities for advertisers that we believe will pay a premium to have access to better, consumer self-generated data.

In March of 2018, we announced the Alpha launch of the BIG platform to a select group of individuals and entities. Users participating in our BIGToken Alpha will be able to create an account, integrate third party accounts and answer serves in order to create an initial data graph. Participants in the Alpha will be awarded points as opposed to a BIGToken.  Although the Alpha launch was a major milestone for the BIGToken project, there can be no assurance that we will complete final development of the BIGToken project or if developed, that it will be successful.

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

Employees

At March 31, 2018, we had 49 full-time employees. We also contract for the services of an additional approximately 60 individuals from a third-party provider in Mexicali, Mexico. There are no collective bargaining agreements covering any of our employees.

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

ITEM 1.A

RISK FACTORS.

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Although we have organized the risk factors below under headings to make them easier to read, many of the risks we face involve more than one type of risk. Consequently you should read all of the risk factors below carefully before making any decision to acquire or hold our securities.

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Related to our Business

We have a history of losses and there are no assurances we will report profitable operations in the foreseeable future.

We reported net losses of $6,658,882 and $4,248,233 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, we had an accumulated deficit of $21,148,706. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased 3.2% in 2017 from 2016. As described elsewhere herein, in 2017 we made certain changes in our operations to limit growth of operating expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

Our independent registered public accounting firm has substantial doubts about our ability to continue as a going concern.

At December 31, 2017, we had an accumulated deficit of $21,148,706. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2017, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

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

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino, Kristoffer Nelson and Joseph Hannan. We are a party to an employment agreement with each of Mr. Miglino, and Mr. Hannan, and an "at will" agreement with Mr. Nelson. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

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

Prior to October 13, 2016 our Class A common stock was quoted on the OTCQB Tier of the OTC Markets and it was thinly traded. On October 13, 2016, our Class A common stock began trading on the Nasdaq Capital Market and since that date a trading marketing in our stock has been developing. While an active trading market in our Class A common stock has developed since that time, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of Class A common stock as consideration. The market price of our offered securities may be volatile, and you could lose all or part of your investment.

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

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, we did not meet our 2016 or 2017 revenue guidance. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described in our Annual Report on Form 10-K for the year ended December 31, 2016, our management has determined that, as of December 31, 2016, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2017, management has determined that we have yet to fully remediate the previously identified material weaknesses. While we have never been required to restate our consolidated financial statements, the existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our consolidated financial statements is possible.

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

Risks Related to the BIG Platform and BIGToken Project

There can be no assurance that BIGTokens will ever be issued.

The Company recently announced its intent to develop the BIG Platform as a means of securing higher quality user data. The Company anticipates that a material part of the platform will be the issuance of BIGTokens to users.  There can be no assurance that it will do so. Should the Company fail to issue the BIGTokens, the attractiveness of the BIG Platform may be materially affected and we will not recognize the benefits of the project.

There is currently no trading market for BIGTokens, and a trading market may never develop.

If the BIGTokens are ultimately issued, there is currently no trading market available for the BIGTokens, no Designated Exchange and peer-to-peer transfers will not be permitted unless and until holders are notified otherwise by the Company and informed of the requirements to and conditions do so. As a result of recent regulatory developments, conventional crypto exchanges are currently unwilling to list securities tokens, such as the proposed BIGTokens.  As a result, if and when issued and they become transferable, BIGTokens may only be tradable on very limited range of venues, including U.S. registered exchanges or regulated alternative trading systems for which a Form ATS has been properly submitted to the SEC.  Currently, the Company is unaware of any operational ATS or exchange capable of supporting secondary trading in BIGTokens, when issued. Additionally, even if the BIGTokens are issued and become transferable, we may rely on technology, including smart contracts, to implement certain restrictions on transferability in accordance with the federal securities laws.  There can be no assurance that such technology will function properly, which could result in technological limitations on transferability and expose the Company to legal and regulatory issues. As a result of these technological, legal and regulatory considerations, a market for the BIGToken may never be developed and, if developed, may, for a variety of technological, legal and regulatory reasons, never become operational or efficient.  In the event that a market for the BIGToken does not develop, the value of the BIGTokens would be materially adversely affected which could also have a materially adverse affect on our BIG Platform and the anticipated benefits therefrom.

Regulatory authorities may never permit a trading system on which the BIGToken could trade to become operational.

Numerous regulatory authorities, including FINRA and the SEC, would need to permit the a trading system on which the BIGToken could trade to become operational.  If FINRA, the SEC or any other regulatory authority objected to such system or exchange, such regulatory authorities could prevent the system or exchange from ever becoming operational.  Any such regulatory issues would have a material adverse impact on our BIG Platform project.

The potential application of U.S. laws regarding investment securities to the tokens is unclear.

Securities, such as the BIGToken are novel and the application of U.S. federal and state securities laws is unclear in many respects. Because of the differences between the securities such as the BIGToken and traditional investment securities, there is a risk that issues that might easily be resolved by existing law if traditional securities were involved may not be easily resolved for securities such as the BIGToken. In addition, because of the novel risks posed by securities such as the BIGToken, it is possible that securities regulators may interpret laws in a manner that adversely affects their value.  For example, if applicable securities laws restrict the ability for BIGTokens to be transferred, this would have a material adverse effect on the value of the BIGToken, which could result in a material impact on the BIG Platform project.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets, such as the BIGToken, is uncertain, and new regulations or policies may materially adversely affect the development and the value of the BIG Platform.

Regulation of digital assets, like the anticipated BIGTokens, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them, varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty.  Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of securities such as the BIGToken, tokens generally and, in each case, the technology behind them or the means of transaction in or transferring them.  Our failure to comply with any laws, rules and regulations, some of which may not exist yet or that are subject to interpretations that may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Cryptocurrency networks, distributed ledger technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China and Russia.  Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect securities such as the proposed BIGToken.  Such laws, regulations or directives may conflict with those of the United States or may directly and negatively impact our BIG Platform.  The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to the adoption and value of the BIGTokens, when and if issued, and the financial performance of our BIG Platform when and if developed.

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.  The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development and adoption of BIGTokens.

The growth of the blockchain industry in general, as well as the blockchain networks on which the BIG Platform and BIGTokens will rely, are subject to a high degree of uncertainty.  The factors affecting the further development of the cryptocurrency and cryptosecurity industry, as well as blockchain networks, include, without limitation:

•

worldwide growth in the adoption and use of cryptocurrencies, cryptosecurities and other blockchain technologies;

•

government and quasi-government regulation of cryptocurrencies, cryptosecurities and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•

the maintenance and development of the open-source software protocol of cryptocurrency or cryptosecurities networks;

•

changes in consumer demographics and public tastes and preferences;

•

the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;

•

general economic conditions and the regulatory environment relating to cryptocurrencies and cryptosecurities; and

•

a decline in the popularity or acceptance of cryptocurrencies or other blockchain-based tokens would adversely affect the BIGToken, when and if issued, and have a materially adverse affect on the BIG Platform.

The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving.  Although they have experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may deter or delay the acceptance and adoption of the Tokens.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party on a month-to-month basis, subject to termination with advance notice, at an amount of $5,626.25 per month.  We also maintain offices in Mexicali, Mexico where we lease approximately 3,400 square feet of office space from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses.

ITEM 3.

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

On December 4, 2017, Social Reality, Inc. entered into a settlement agreement (“Settlement Agreement”) in this matter. Pursuant to the Settlement Agreement, neither party admitted any fault or liability and the parties entered into a mutual release resolving the matter. Additionally, Tronc agreed to (i) pay the Company $2,250,000 representing amounts owed for advertisements placed by the Company as well as accrued interest and related costs; and (ii) provide the Company with $300,000 in media to be utilized within a twelve month period commencing on a date to be identified by the Company and agreed to by Tronc in exchange for terminating certain licensing rights Tronc had previously granted to the Company.

The Company is not currently engaged in any other material legal proceedings.

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

	High	Low

2016
First quarter ended March 31, 2016	$9.40	$6.00
Second quarter ended June 30, 2016	$9.10	$6.65
Third quarter ended September 30, 2016	$7.85	$6.00
Fourth quarter ended December 31, 2016	$7.05	$5.75

2017
First quarter ended March 31, 2017	$6.14	$1.58
Second quarter ended June 30, 2017	$1.93	$1.14
Third quarter ended September 30, 2017	$5.75	$1.11
Fourth quarter ended December 31, 2017	$7.95	$2.12

The last sale price of our Class A common stock as reported on the Nasdaq Capital Market on March 22, 2018 was $3.90 per share. As of March 22, 2018, there were approximately 66 record owners of our Class A common stock.

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

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2017.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

In November 2016, we entered into a strategic advisory agreement with kathy ireland® Worldwide LLC In January of 2017, as compensation for the advisory services, we issued affiliates of kathy ireland® Worldwide LLC, 100,000 shares of our Class A common stock valued at $678,000.

In January 2017, we issued 3,858 shares of our Class A common stock to Mr. Ferguson upon his appointment to our board of directors and the audit committee of the board. The shares were issued pursuant to our 2016 equity compensation plan.

In January 2017, contemporaneously with our registered offering, we issued, in a private placement, for no additional consideration, 380,953 Class A common stock purchase warrants with an exercise price of $6.70 per share.  The warrants have a term of five years commencing six months from the date of closing. The warrants are subject to adjustment in the event of stock splits, dividends, and fundamental transactions.  The warrants also contain anti-dilution price protection for subsequent equity issuances with an exercise price floor of $1.20 per share.

In February 2017, we issued an individual 150,000 shares of our Class A common stock valued at $540,000 as compensation for consulting services

In March 2017, we issued Robert Jordan 6,510 shares of our Class A common stock pursuant to his joining the board of directors in accordance with our non-executive director compensation policy. The shares were issued pursuant to our 2016 equity compensation plan.

In April 2017, we entered into securities purchase agreements to sell $5,000,000 of our 12.5% secured convertible debentures and issued 833,337 Series A Common Stock Purchase Warrants.  The debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on July 1, 2017.  The debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of $1.40 per share. The Series A common stock purchase warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor  of $1.40 per share.  In connection with the sale of the debentures we issued Chardan Capital Markets 100,000 placement agent warrants with an exercise price of $3.75, term of five and a half years (exercisable beginning 6 months after issuance).

In August 2017, as consideration for our acquisition of Leapfrog Media Trading, we issued 200,000 shares of Class A common stock and warrants to purchase 350,000 shares of Class A common stock.  The warrants have a term of five years and an exercise price of $3.00 per share and are subject to adjustment in the vent of stock splits, dividends, subsequent rights offerings, and fundamental transactions.  Additionally, the warrants contain anti-dilution price protection for subsequent equity sales .

Between September 2017 and January 2018, we issued an aggregate of 225,000 shares of Class A common stock valued at $957,000 as consideration for media and marketing services.

In October 2017, we issued 70,409 shares of our Class A common stock to Joseph P. Hannan, our chief financial officer, pursuant to his October 2017 employment agreement.  The shares were issued pursuant to our 2016 equity compensation plan.

In October 2017, we entered into securities purchase agreements to sell an aggregate of $5,180,157.78 of our 12.5% secured convertible debentures and issued 863,365 Series A Common Stock Purchase Warrants.  The debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on January 1, 2018.  Pursuant to the greenshoe provision contained in our April 2017 debenture offering, $2,000,000 of debentures were purchased pursuant to the greenshoe provision and the remaining $3,180,157.78 were purchased separately. Of the 863,365 warrants issued, a total of 333,335 were purchased pursuant to the greenshoe provision and 630,030 were purchased separately. The debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of  $1.40 per share (pursuant to shareholder vote approving the offering that occurred on December 29, 2017). The warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share. In connection with the offering we issued Chardan Capital Markets 160,000 placement agent warrants, of which: (i) 129,176 have an exercise price of $3.75 and (ii) 54,161 have an exercise price of $4.49.  We also issued Aspenwood Capital 23,337 placement agent warrants with an exercise price of $3.75. All placement agent warrants have a term of five and a half years (exercisable beginning 6 months after issuance).

On January 18, 2018, we issued Colleen DiClaudio, a board member, 7,813 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors.  The shares were issued from our 2016 equity compensation plan

In January 2018, we issued Hardy Thomas, a former board member, 7,195 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors.  The shares were issued from our 2016 equity compensation plan.

In January 2018, we issued Marc Savas and Malcolm CasSelle each 3,774 Class A common shares valued at $10,000 as payment for their respect 2017 service on our board of directors.  The shares were issued from our 2016 equity compensation plan.

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

•

SRAX Social is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence; and

•

SRAXfan tools enable brands and agencies to connect with sports fans at home, the stadium or out-of-home at gathering locations, such as bars, restaurants, and universities, during live sporting events.

•

SRAXauto tools enable targeting and engagement with potential auto buyers at dealerships, auto shows, and at home across desktop and mobile environments.

We offer our customers several pricing options including cost-per-thousand-impression, commonly referred to as CPM, whereby our customers pay based on the number of times the target audience is exposed to the advertisement, and on a monthly service fee.

During 2017, we launched a new SRAX Social tool for digital marketers and content owners to create posts and promote them beyond their respective Facebook Page communities. This tool is the first of many planned monetization opportunities to be developed and integrated into SRAX Social. We also released a new guide entitled “People-Based Advertising: How to Get Bigger Results by Targeting the Most Precise Audience” which we believe will provide support for our expertise as an Internet advertising resource. We also unveiled the Company’s new SRAX branding, designed to reflect the breadth and depth of the tools that we offer to digital marketers and content owners.

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

During the third quarter of 2017, we also announced the launch of the BIGToken project. Presently we are developing BIGToken as a wholly owned subsidiary of Social Reality and eventually anticipate spinning the company out to our shareholders.  In March of 2018, we announced the Alpha launch of the BIG platform to a select group of individuals and entities. Users participating in our BIGToken Alpha will be able to create an account, integrate third party accounts and answer serves in order to create an initial data graph. Participants in the Alpha will be awarded points as opposed to a BIGToken.  Although the Alpha launch was a major milestone for the BIGToken project, there can be no assurance that we will complete final development of the BIGToken project or if developed, that it will be successful.

Results of operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Selected Consolidated Financial Data

	Year ended December 31,		%
	2017	2016	Change
Revenue	$23,348,714	$35,763,047	-34.7%
Cost of revenue	9,328,893	23,226,995	-59.8%
Gross margin percentage	60.1%	35.1%	72.8%
Operating expense	17,863,500	17,318,705	3.2%
Operating loss	(3,843,679)	(4,782,653)	-19.6%
Gain from write-off of contingent consideration	—	3,744,496	n/a
Interest expense, net	2,815,203	3,210,076	-12.3%
Net loss	$(6,658,882)	$(4,248,233)	56.7%

Revenue

The decrease in our revenue during year ended December 31, 2017 from 2016 reflects an decreases in revenue from our SRAX sell-side and buy-side clients, partially offset by continued growth in SRAXmd.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 99.2% of cost of revenue was attributable to payments to website publishers and other media providers for the year ended December 31, 2017 as compared to 99.5% for the year ended December 31, 2016. The balance was attributable to labor costs and project and application design costs. During the year ended December 31, 2017, our gross margin increased substantially as a result of a decrease in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of total revenue decreased to 39.9% for the year ended December 31, 2017 as compared to 64.9% for the year ended December 31, 2016. This decrease was due to our reduction in our overall lower-margin revenues for both our buy-side and sell-side clientele.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Additionally, we also incurred an impairment in goodwill amounting to $670,000 during the year ended December 31, 2016. Overall, operating expense increased approximately 3.2% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to increased sales salaries and commissions resulting from the recruitment of additional sales personnel earlier in the year, partially offset by other overhead reductions. In the first quarter of 2017 we made certain changes in our operations to reduce expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues, including the closure of a redundant operations center in New York city that we inherited as part of the Steel Media acquisition.  The operations of this facility were consolidated into our existing Los Angeles office, and the office lease in New York city was terminated. Additionally, during the third quarter of 2017 we launched the BIGToken project. To date, we have not segregated the costs and expenses of BIGToken, we estimate that we have spent an aggregate of approximately $193,061 on the project as of December 31, 2017.

In addition, we restructured several sales management roles and eliminated large sales override compensation structures to now better align employee compensation with Company profitability.

During the fourth quarter of 2016 we completed the up-listing of our Class A common stock to the Nasdaq Capital Market.  As a result, our 2017 operating expense also increased due to expenditures associated with our status as an exchange listed public company.

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

Interest expense

Interest expense for the years December 31, 2017 and 2016 represents interest under notes issued pursuant to the Financing Agreement and factoring fees, amortization of debt costs and the accretion of the put liability under the Financing Agreement. The Financing Agreement is described in Note 3 of the notes to our consolidated financial statements appearing elsewhere in this report.  Interest expense, net of interest income for the year ended December 31, 2017 decreased 12.3% as compared to the year ended December 31, 2016. This decrease in interest expense is attributable to the lower debt balance due to principal repayments and debenture conversions made earlier in the year, as well as an overall reduced rate of borrowing. In 2017, we also received $262,684 of interest income related to the settlement with Tronc.

Quarterly results of operations data

The following table sets forth our unaudited quarterly statements of operations data for the three months ended December 31, 2017 and 2016. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the unaudited quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three months ended
	December 31,
	2017	2016
	(unaudited)	(unaudited)
Revenue	$6,487,265	$11,513,459
Cost of revenue	950,647	6,796,791
Gross profit	5,536,618	4,716,668
Operating expense	5,603,335	5,566,124
Income (loss) from operations	(66,717)	(849,456
Interest income (expense)	244,792	(494,478)
Net income (loss)	$178,075	$(1,343,934)
Net income (loss) per share, basic and diluted	$0.02	$(0.22)
Weighted average shares outstanding	8,253,851	6,196,197

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the years ended
	December 31,
	2017	2016
Net loss	$(6,658,882)	$(4,248,233)
Plus:
Stock to be issued for services	—	678,000
Equity based compensation	2,085,988	1,625,843
Adjusted net loss	(4,572,894)	(1,944,390)
Interest (income) expense	3,661,914	(249,312)
Depreciation and amortization	528,622	387,034
Impairment of goodwill	—	670,000
Adjusted EBITDA	$(382,358)	$(1,136,668)

Liquidity and capital resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital as of December 31, 2017 and 2016:

	December 30,	December 31,
	2017	2016
Current assets(1)	$6,134,838	$9,798,772
Current liabilities	(5,010,815)	(18,074,871)
Working capital	$1,124,023	$(8,276,099)

———————

(1)	Includes cash and cash equivalents of $1.1 million and $1 million as of December 31, 2017 and 2016, respectively.

Our working capital increased by $9,400,122 in 2017.

Our current assets decreased by $3,663,934 primarily from decreases in accounts receivable generated from lower gross revenue from advertisers.

Our current liabilities decreased by $13,064,059 primarily from decreases in accounts payable as a result of payments made to outstanding vendors utilizing proceeds from issuance of convertible debentures and warrant exercise proceeds.

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At December 31, 2017, we had an accumulated deficit of 21,148,706. As of December 31, 2017, we had $1,017,299 in cash and cash equivalents and net working capital of $1,124,023 as compared to $1,048,762 in cash and cash equivalents and a deficit in net working capital of $8,276,099 at December 31, 2016.  We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant.

During the third quarter of 2017 we launched the BIGToken project. To date, we have not segregated the costs and expenses of BIGToken from our other Operating expenses. We estimate that we have spent an aggregate of approximately $193,061 on the project as of December 31, 2017.  We anticipate that BIGToken will be financed independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities.  Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that BIGToken will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues. In the event that BIGToken is not able to secure independent funding, we may nonetheless continue to develop the BIGToken project internally albeit on a reduced scope and extended time frame.  In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BIGToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

As previously disclosed in October 2017, we engaged outside advisors to review strategic alternatives for SRAXmd. As a result, in late 2017, we commenced an auction process with regard to the SRAXmd assets. We believe that we are now entering the final stages of the auction process. Although management is optimistic regarding the successful completion of the auction process, there can be no assurances that the process will be completed, will be successful, or that if such process is completed, that it will be on terms favorable to us.

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

Cash flows from operating activities

Net cash used in operating activities was $4,367,078 during the twelve months ended December 31, 2017 compared to net cash used by operating activities of $1,270,662 for the comparable period in 2016. During the twelve months ended December 31, 2017, the Company’s accounts receivable decreased by $4,261,574 which compares with an increase in accounts receivable of $6,817,587 for the comparable period in 2016. Accounts payable and accrued liabilities during the twelve months ended December 31, 2017 decreased by $6,535,152 which compares to an increase in accounts payable and accrued liabilities of $8,020,903 for the comparable period in 2016.

Cash flows from investing activities

During the twelve months ended December 31, 2017 net cash used in investing activities was $756,876 as compared to $152,087 during the twelve months ended December 31, 2016.  During the twelve months ended December 31, 2017, we also used cash to acquire equipment and develop internally used software.

Cash flows from financing activities

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations. We have also funded our operations with by factoring our receivables and, to a lesser extent, equipment leasing arrangements.

2017 Offerings

In 2017, we completed several private placement offerings of equity and debt securities in the aggregate of approximately $14 million, exclusive of placement agent fees and commissions and offering expenses paid by us.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

Our capital requirements depend on many factors, including, among others: the acceptance of, and demand for, our products and services; our levels of net product revenues and any other revenues we may receive; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs of developing, improving and maintaining our internal design, testing and development processes; the costs associated with maintaining, defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions or relationships in which we engage, if any.

We believe our existing cash balance, together with cash provided by our operations and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.

Additionally, if we are not able to maintain the listing of our common stock on the Nasdaq Capital Market, the challenges and risks of equity financings may significantly increase, including potentially increasing the dilution of any such financing or decreasing our ability to effect such a financing at all. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

During the twelve months ended December 31, 2017 net cash provided by financing activities was $5,092,491 which represented the net proceeds from the net issuance of common stock of $4,020,401, proceeds from exercise of warrants of $1,085,004, and debentures of $8,566,406 offset by the complete repayment of our notes payable of $3,966,928, debt issuance expense of $582,392, payment of put liability of $1,500,000, and the repurchase of the Series B warrants of $2,500,000 directly paid by the debenture holder on behalf of the Company. During the comparable period in 2016, net cash in the amount of $1,380,325 was provided by financing activities which primarily consisted of proceeds from the sale of common stock of $4,643,799 and proceeds from notes payable of $2,100,000 offset by a $1,600,000 payment of contingent consideration and $3,763,474 in repayments of notes payable.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements for the years ended December 31, 2017 and 2016 appearing elsewhere in this report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficiency) and cash flows for the fiscal years ended December 31, 2017 and 2016, and the related notes thereto, for further discussion of our accounting policies.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s current payment terms on credits to its customers are ranging from 60 days to 9 months, depending on the creditworthiness of its customers.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent customer accounts receivables. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience, general economic environment trends, and a review of the current status of trade accounts receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment. The Company evaluates its investment in long-lived assets for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. It is possible that these assets could become impaired as a result of legal factors, market conditions, operational performance indicators, technological or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in our consolidated balance sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

Going Concern Evaluation

In connection with preparing its consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. See management’s going concern evaluation for the year ended December 31, 2017 in the “Liquidity and Capital Resources” section above.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent we grant additional stock options or other stock-based awards.

Recent accounting pronouncements

See Note 2 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that while improvements were made in this area during 2016, our internal control over financial reporting overall was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of material weaknesses.

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

The existence of the material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. We are committed to improving our financial organization. In 2016, we continued to improve our financial organization through the establishment of an audit committee comprised of independent directors, and the engagement of a full-time Chief Financial Officer.  In 2017, we hired additional accounting staff to create  additional segregation of duties.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.  The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.  The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” which will be contained in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” which will be contained in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” which will be contained in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)

Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-37.

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

Social Reality, Inc.

April 2, 2018	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	April 2, 2018

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, Director	April 2, 2018

/s/ Joseph P. Hannan Joseph P. Hannan	Chief Financial Officer, principal financial and accounting officer	April 2, 2018

/s/ Marc Savas Marc Savas	Director	April 2, 2018

/s/ Malcolm CasSelle Malcolm CasSelle	Director	April 2, 2018

/s/ Colleen DiClaudio Colleen DiClaudio	Director	April 2, 2018

/s/ Robert Jordan Robert Jordan	Director	April 2, 2018

The foregoing represents a majority of the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Social Reality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2011

New York, New York

April 2, 2018

SOCIAL REALITY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,017,299	$1,048,762
Accounts receivable, net	4,348,305	8,411,019
Prepaid expenses	468,336	332,503
Other current assets	300,898	6,488
Total current assets	6,134,838	9,798,772
Property and equipment, net	154,546	55,492
Goodwill	15,644,957	15,644,957
Intangible assets, net	1,642,760	1,365,241
Other assets	28,598	34,659
Total assets	$23,605,699	$26,899,121

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	5,010,815	13,156,083
Notes payable, net of unamortized costs		3,418,788
Put liability		1,500,000
Total current liabilities	5,010,815	18,074,871
Secured convertible debentures, net	1,711,146	—
Total liabilities	6,721,961	18,074,871

Commitments and contingencies (Note 11)		—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2017 and 2016, respectively		—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 9,910,565 and 6,951,077 shares issued and outstanding at December 31, 2017 and 2016, respectively	9,911	6,951
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock to be issued	879,500	678,000
Additional paid in capital	37,143,033	22,529,303
Accumulated deficit	(21,148,706)	(14,390,004)
Total stockholders' equity	16,883,738	8,824,250
Total liabilities and stockholders' equity	$23,605,699	$26,899,121

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Revenue	$23,348,714	$35,763,047
Cost of revenue	9,328,893	23,226,995
Gross profit	14,019,821	12,536,052
Operating expense:
General, selling and administrative expense	17,016,789	16,648,705
Impairment of goodwill		670,000
Write off of non-compete agreement	468,750	—
Restructuring Costs	377,961	—
Operating expense	17,863,500	17,318,705
Loss from operations	(3,843,679)	(4,782,653

Other income (expense):
Write off of contingent consideration	—	3,744,496
Interest expense	(2,815,203)	(3,210,076)

Loss before provision for income taxes	(6,658,882)	(4,248,233)

Provision for income taxes	—	—
Net loss	$(6,658,882)	$(4,248,233)

Net loss per share, basic and diluted	$(0.81)	$(0.69)

Weighted average shares outstanding	8,253,851	6,196,197

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Common stock to be issued		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2015	—	$—	5,622,046	$5,622	—	$—	$14,012,078	$(10,141,771)	$3,864,685

Proceeds from the sale of common stock units	—	—	1,042,392	1,042	—	—	4,642,757	—	4,643,799
Stock based compensation	—	—	—	—	—	—	1,062,621	—	1,062,621
Vested stock awards issued	—	—	10,000	10	—	—	(10)	—	—
Shares issued for services	—	—	19,862	20	—	—	137,480	—	137,500
Shares to be issued for services	—	—	—	—	100,000	678,000	—	—	678,000
Common stock issued as Earn Out Consideration	—	—	256,754	257	—	—	2,399,743	—	2,400,000
Rounding of shares for stock split	—	—	23	—	—	—	—	—	—
Warrant modification costs	—	—	—	—	—	—	274,634	—	274,634
Net loss	—	—	—	—	—	—	—	(4,248,233)	(4,248,233)
Balance, December 31, 2016	—	$—	6,951,077	$6,951	100,000	$678,000	$22,529,303	$(14,390,004)	$8,824,250

(Continued)

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Common stock to be issued		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2016	—	$—	6,951,077	$6,951	100,000	$678,000	$22,529,303	$(14,390,004)	$8,824,250
Sale of common stock and warrants for cash	—	—	761,905	762	—	—	3,979,239	—	3,980,001
Fair value of put option	—	—	—	—	—	—	(2,500,000)	—	(2,500,000)
Cost of sale of common stock	—	—	—	—	—	—	(160,000)	—	(160,000)
Stock based compensation	—	—	—	—	—	—	444,051	—	444,051
Vested shares issued	—	—	51,667	52	—	—	(52)	—	—
Shares issued to consultant	—	—	75,000	75	—	—	97,425	—	97,500
Common stock issued for services	—	—	300,000	300	(100,000)	(678,000)	1,197,700	—	520,000
Common stock issued to directors	—	—	10,368	10	—	—	44,977	—	44,987
Executive Bonus Shares	—	—	20,409	20	—	—	99,980	—	100,000
Common stock issued for software asset	—	—	200,000	200	—	—	279,800	—	280,000
Shares to be issued for services	—	—	—	—	150,000	879,500	—	—	879,500
Conversion of debentures	—	—	1,111,670	1,112	—	—	3,333,888	—	3,335,000
Exercise of warrants	—	—	428,469	429	—	—	1,284,975	—	1,285,404
Warrants issued for software asset	—	—	—	—	—	—	337,069	—	337,069
April debenture warrants	—	—	—	—	—	—	866,182	—	866,182
October debenture BCF	—	—	—	—	—	—	3,166,567	—	3,166,567
October debenture warrants	—	—	—	—	—	—	1,093,591	—	1,093,591
Placement agent warrants	—	—	—	—	—	—	948,518	—	948,518
Repricing of warrants	—	—	—	—	—	—	99,820	(99,820)	—
Net loss	—	—	—	—	—	—	—	(6,658,882)	(6,658,882)

Balance, December 31, 2017	—	$—	9,910,565	$9,911	150,000	$879,500	$37,143,033	$(21,148,706)	$16,883,738

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Cash flows from operating activities
Net loss	$(6,658,882)	$(4,248,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of stock based prepaid fees	—	373,567
Stock to be issued for services	—	678,000
Stock based compensation	2,085,988	1,200,121
Amortization of debt issuance costs	1,082,830	1,076,634
Warrant modification costs	—	274,695
PIK interest expense accrued to principal	—	511,261
Amortization of debt discount	1,018,548	—
Impairment of goodwill	—	670,000
Write off of non-compete agreement	468,751	—
Accretion of contingent consideration, net of write-off	—	(3,585,435)
Accretion of put liability	—	63,718
Provision for bad debts	(195,172)	119,434
Depreciation expense	22,908	21,304
Amortization of intangibles	505,712	365,728
Changes in operating assets and liabilities:
Accounts receivable	4,261,574	(6,817,597)
Prepaid expenses	(135,834)	(23,069)
Other current assets	—	29,602
Other assets	(288,349)	—
Accounts payable and accrued expenses	(6,535,152)	8,020,903
Unearned revenue	—	(1,295)
Net cash (used in) provided by operating activities	(4,367,078)	(1,270,662

Cash flows from investing activities
Purchase of equipment	(121,962)	(32,862)
Development of software	(634,914)	(119,225)
Net cash used in investing activities	(756,876)	(152,087)

Cash flows from financing activities
Proceeds from the issuance of common stock units	4,020,401	4,643,799
Proceeds from exercise of warrants	1,085,004	—
Proceeds from secured convertible debentures, net	6,066,406	—
Proceeds from note payable	—	2,100,000
Repayments of notes payable	(3,996,928)	(3,763,474)
Payment of contingent consideration	—	(1,600,000)
Payment of Financing Warrant	(1,500,000)	—
Debt issuance costs	(582,392)	—
Net cash provided by financing activities	5,092,491	1,380,325

Net decrease in cash and cash equivalents	(31,463)	(42,424)
Cash and cash equivalents
Beginning of year	1,048,762	1,091,186
End of year	$1,017,299	$1,048,762

(Continued)

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Supplemental schedule of cash flow information
Cash paid for interest	$1,217,716	$1,312,293

Supplemental schedule of noncash financing activities
Common stock issued for the payment of contingent consideration	$—	$2,400,000
Proceeds paid by FastPay on behalf of the Company	$—	$5,507,468
Common stock issued for preferred stock conversion and vesting grants	$—	$—
Put liability on issuance of put warrants	$2,500,000	$—
Issuance of placement agent warrants	$948,518	$—
Common stock to be issued	$678,000	$—
Repurchase of series B warrants and accounts payable balances directly paid by debenture holder on behalf of Company	$4,113,753	$—
Shares issued for convertible note conversions	$3,335,000	$—
Repricing of warrants	$99,820	$—
Common stock and warrants issued for asset purchase arrangements	$617,069	$—
Debt and warrants discount on convertible debentures issuance	$5,126,340	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

•

SRAXfan tools enable brands and agencies to connect with sports fans at home, the stadium or out-of-home at gathering locations, such as bars, restaurants, and universities, during live sporting events.

•	SRAXauto tools enable targeting and engagement with potential auto buyers at dealerships, auto shows, and at home across desktop and mobile environments.

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

We are headquartered in Los Angeles, California.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net losses of $6,658,882 and $4,248,233 for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2017 and 2016.
•	At December 31, 2017, the Company had an accumulated deficit of $21,148,706.
•	Revenue decline in 2017 of $12,414,333.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised $14.0 million via equity debt financing during the year ended December 31, 2017.
•	The Company has historically raised funds from debt and equity financings.
•	As a result of the Company’s restructurings that were implemented during the year ended December 31, 2017, the Company’s cost structure is now in line with its future revenue projections.
•	In 2017, the Company is in compliance with NASDAQ Capital Markets listing requirements.
•	In 2017, the Company converted $3.3 million of long term debt, and repaid its short-term notes payable.
•	Revenue declines were largely the result of a strategic shift away from lower margin sales the produced little to no positive cash flow benefit for the Company.

In addition to the recent capital raised 2017, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement additional restructuring and cost reductions.
•	Raise additional capital through a private placement.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

At December 31, 2017, the Company had $1.1 million in cash and cash equivalents and $1 million of working capital.

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

DECEMBER 31, 2017 AND 2016

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $59,703 and $254,875 at December 31, 2017 and 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally more than the Federal Deposit Insurance Corporation insurance limits. The uninsured cash bank balances were $767,299 at December 31, 2017. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

At December 31, 2017, 4 customers accounted for more than 10% of the accounts receivable balance, for a total of 59.5%. For the year ended December 31, 2016, two customers accounted for 48% of total revenue.

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2017 and 2016, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Black Scholes Merton model.

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

DECEMBER 31, 2017 AND 2016

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

The Company capitalizes costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.

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

Goodwill and change to annual impairment testing period

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company performs its annual impairment review as of December 31st.

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

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Although the Company now operates within one business segment, it was determined that a portion of the goodwill originally assigned to the Steel Media, a California corporation (“Steel Media”), acquisition had become impaired as of June 30, 2016. Accordingly, we recorded a goodwill impairment charge of $670,000 during the year ended December 31, 2016. The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach that utilized a discounted cash flow model based on revenue and profit forecasts. The Company performed its annual impairment test as of December 31, 2017 and no further impairment was required.

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2017 or 2016, respectively.

Derivatives

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities From Equity and FASB ASC Topic No. 815, Derivatives and Hedging.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

There were 5,246,692 common share equivalents at December 31, 2017 and 3,818,080 at December 31, 2016. For the years ended December 31, 2017 and 2016, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 "Compensation – Stock Compensation" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 4, Stockholders’ Equity.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Liquidity

In connection with preparing its consolidated financial statements, management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.  The Company had an accumulated deficit at December 31, 2017 of $21,148,706. As of December 31, 2017, the Company had $1,017,299 in cash and cash equivalents and net working capital of $1,124,023 as compared to $1,048,762 in cash and cash equivalents and a deficit in working capital of $8,276,099 at December 31, 2016, respectively. While the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs over the next twelve months, the Company is currently experiencing a period of limited liquidity resulting from recent activity related to the Financing Agreement.

Between September 2016 and January 2017, we satisfied all outstanding obligations under the Financing Agreement utilizing proceeds from the factoring of our receivables and sales of our securities. While the satisfaction of the amounts owed under the Financing Agreement resulted in overall savings to us in 2017 through the elimination of both the associated interest expense as well as the internal costs related to the reporting obligations under its terms, the payment of these amounts adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we have recently made certain reductions in staffing, delayed certain previously budgeted expenditures, eliminated certain legacy operating expenses associated with the Steel Media acquisition, restructured sales management compensation structures, extended payments to certain vendors, and in October 2017 issued addition Debentures totaling $5,180,158. If our revenues continue to increase throughout the next twelve months as anticipated, additional liquidity is also anticipated to be readily available under our accounts receivable factoring agreement with FastPay Partners. As of March 31, 2018, we had approximately $1,346,670 of factored accounts receivable outstanding on a total available line of $8,000,000.

Recently Issued Accounting Standards

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. The adoption of this ASU will not have a material impact to our consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We early adopted the proposed guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in the fourth quarter of 2017 with a down round feature as equity. Adjustments were required for the retrospective application of this standard.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments of ASU No. 2017-04 for its annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect any impact from the adoption of this standard on its consolidated financial statements.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company has performed an  evaluation of the impact of the adoption of this standard on its consolidated financial statements, and  given its revenue recognition practices already in place, it does not appear this will have a material impact on the Company’s future presentation of consolidated financial statements.  The Company will continue to evaluate new revenue streams as they develop from future new product launches.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, we have determined that the disclosures were as required by ASU No. 2014-15.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The Earn Out Consideration target was achieved for the first earn out period ended October 31, 2015.  As such, at December 31, 2015, we recorded $7,585,435 associated with the first and second portions of the earn out, and on January 29, 2016 we paid Mr. Steel $4,000,000.  Of this amount, $1,600,000 was paid in cash and the balance was paid through the issuance of 256,754 shares of our Class A common stock in accordance with the terms of the Stock Purchase Agreement.

The Company determined the remaining Earn Out Consideration would not be achieved for the second earn out period ended October 31, 2016 and reversed the second portion of the earn out liability of $3,585,435 in September 2016.

NOTE 3 – NOTES PAYABLE

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

During the twelve months ended December 31, 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2016:

December 31, 2016

Current portion of notes payable and PIK interest	$3,996,928
Non-current portion of notes payable	—
Total notes payable and PIK interest	3,996,928
Less deferred financing costs	(578,140)
Notes payable and PIK interest, net of deferred costs	$3,418,788

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

We incurred a total of $3,178,011 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the twelve months ended December 31, 2017 and 2016, $2,101,377 and $1,076,634, respectively, of debt issuance costs were amortized as interest expense. As of December 31, 2017, all deferred debt issuance costs have been completely amortized.

During the twelve months ended December 31, 2017 and 2016, $67,612 and $510,859, respectively, were recorded as PIK interest expense.

Pursuant to the Financing Agreement, the Company issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant holder was not, however, permitted to exercise the Financing Warrant for shares of Class A common stock that would cause such holder to beneficially own shares of Class A common stock that exceeds 4.99% of the Company's outstanding shares of Class A common stock following such exercise. Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the Financing Warrant that had not been previously exercised. In connection with any exercise of this put right, the purchase price was to equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, the Company was notified by the warrant holder that it was exercising its put right. We had a period of 45 days from the date of notice to repay the right or negotiate a settlement. If the right remained unpaid after the 45-day period, interest would accrue on the unpaid balance at a rate of 14% per annum. On October 27, 2017, the Company paid the warrant holder $1,567,612, which was comprised of the $1,500,000 warrant value and an additional $67,612 of accrued interest.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

At December 31, 2017, $2,082,822 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

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

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd. As of December 31, 2017, we are in compliance with all financial covenants.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Chardan Capital Markets, LLC (“Chardan Capital”), Noble Capital Markets, Inc. ("Noble") and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation) (“Aspenwood”), all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities pursuant to the Securities Purchase Agreements. In addition, an affiliate of Noble purchased Debentures amounting to $720,000 and was issued Debenture Warrants to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions amounting to $276,700 to these broker-dealers in connection with the sale of the Debentures. Additionally, we issued Chardan Capital placement agent warrants ("Chardan Placement Agent Warrants") to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We issued Noble placement agent warrants (“Noble Placement Agent Warrants”) to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable six months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees warrants (“Aspenwood Warrants”) to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We included the shares underlying the Chardan Placement Agent Warrants, the Noble Placement Agent Warrants, and the Aspenwood Warrants in the afore-described resale registration statement that was declared effective by the SEC in June 2017.

The net proceeds to us from the offering, after deducting placement agent fees and estimated offering expenses, were approximately $4,566,405. We utilized $2,500,000 of the net proceeds to satisfy a put obligation under the Series B Warrants issued to investors in a registered direct offering that we conducted in January 2017 as described in Note 11. The balance of the net proceeds was used to pay down accounts payable and satisfy other working capital requirements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In October 2017, we entered into securities purchase agreements to sell an aggregate of $5,180,157.78 of our 12.5% secured convertible debentures and issued 863,365 Series A Common Stock Purchase Warrants.  The debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on January 1, 2018.  Pursuant to the greenshoe provision contained in our April 2017 debenture offering, $2,000,000 of debentures were purchased pursuant to the greenshoe provision and the remaining $3,180,157.78 were purchased separately. Of the 863,365 warrants issued, a total of 333,335 were purchased pursuant to the greenshoe provision and 630,030 were purchased separately. The debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of  $1.40 per share (pursuant to shareholder vote approving the offering that occurred on December 29, 2017). The warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share.

In connection with the offering we issued Chardan Capital Markets 160,000 placement agent warrants, of which: (i) 129,176 have an exercise price of $3.75 and (ii) 54,161 have an exercise price of $4.49.  We also issued Aspenwood Capital 23,337 placement agent warrants with an exercise price of $3.75. All placement agent warrants have a term of five and a half years (exercisable beginning 6 months after issuance).

During the year ended December 31, 2017, the Company made no repayments on secured convertible debentures. During the year ended December 31, 2017, certain holders of convertible debentures exercised their rights to convert amounts of principal totaling $3,335,000 into 1,111,667 shares of the Company’s common equity.

During the year ended December 31, 2017, the Company recorded interest expense on the above convertible debenture totaling $505,418.

Convertible Notes

Future minimum principal payments under senior secured convertible notes as of December 31, 2017, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,845,157
Total minimum principal payments	6,845,157
Less: debt discount	(4,107,792)
Less: debt issuance costs	(1,026,219)
Convertible notes, net	$1,711,146

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

DECEMBER 31, 2017 AND 2016

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

Following the conversion of the remaining shares of our Series 1 Preferred Stock during 2015 into shares of our Class A common stock, in February 2016, we filed a Certificate of Elimination with the Secretary of State of Delaware returning all shares of previously designated Series 1 Preferred Stock to our blank check preferred stock. No shares of Series 1 Preferred Stock were outstanding at December 31, 2016.

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. There were no shares of Class B common stock outstanding at December 31, 2017 or 2016, respectively.

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

During February 2016, we issued 6,786 shares of Class A common stock, valued at $47,500, to members of our board of directors for services. We also issued 10,000 shares of Class A common stock, valued at $70,000, to an employee as compensation which we expensed in 2014 and 2015.

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

DECEMBER 31, 2017 AND 2016

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Between September 2017 and January 2018, we issued an aggregate of 225,000 shares of Class A common stock valued at $1,137,650 as consideration for media and marketing services.

In October 2017, we issued 70,409 shares of our Class A common stock to Joseph P. Hannan, our chief financial officer, pursuant to his October 2017 employment agreement. The shares were issued pursuant to our 2016 equity compensation plan.

In October 2017, we entered into securities purchase agreements to sell an aggregate of $5,180,157.78 of our 12.5% secured convertible debentures and issued 863,365 Series A Common Stock Purchase Warrants. The debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on January 1, 2018. Pursuant to the greenshoe provision contained in our April 2017 debenture offering, $2,000,000 of debentures were purchased pursuant to the greenshoe provision and the remaining $3,180,157.78 were purchased separately. Of the 863,365 warrants issued, a total of 333,335 were purchased pursuant to the greenshoe provision and 630,030 were purchased separately. The debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of  $1.40 per share (pursuant to shareholder vote approving the offering that occurred on December 29, 2017). The warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share. In connection with the offering we issued Chardan Capital Markets 160,000 placement agent warrants, of which: (i) 129,176 have an exercise price of $3.75 and (ii) 54,161 have an exercise price of $4.49 (.  We also issued Aspenwood Capital 23,337 placement agent warrants with an exercise price of $3.75. All placement agent warrants have a term of five and a half years (exercisable beginning 6 months after issuance).

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

DECEMBER 31, 2017 AND 2016

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

Awards in the amount of 0 and 35,500 common shares were forfeited during the years ended December 31, 2017 and 2016, respectively.

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

During the years ended December 31, 2017 and 2016, we recorded compensation expense of $992,732 and $1,200,121, respectively, related to stock based compensation. During the years ended December 31, 2017 and 2016, 161,500 options and 47,000 options were forfeited, respectively.

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

DECEMBER 31, 2017 AND 2016

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

On October 13, 2016, the Company's Class A common stock began trading on The NASDAQ Stock Market LLC under the symbol "SRAX."

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2017	2016
Office equipment	$251,415	119,091
Accumulated depreciation	(96,869)	(63,599)
Property and equipment, net	$154,546	55,492

Depreciation expense for the years ended December 31, 2017 and 2016 was $22,908 and $21,304, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2017	2016

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	$756,000
Acquired Software	617,069	—
Internally developed software	754,140	119,225
Total cost	3,377,209	2,125,225
Accumulated amortization	1,734,449	759,984
Intangible assets, net	$1,642,760	1,365,241

Amortization expense was $151,200 for intellectual property, $677,083 for the non-compete agreement and $146,181 for internally developed software for the year ended December 31, 2016. Amortization expense was $151,200 for intellectual property, $208,333 for the non-compete agreement, and $6,195 for internally developed software for the year ended December 31, 2016.

The estimated future amortization expense for the years ended December 31, are as follows:

2018	$729,797
2019	608,270
2020	304,693
$1,642,760

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

Activity for the contingent consideration payable at December 31, was:

	2017	2016

Contingent consideration payable to related party, beginning of year	$—	7,585,435
Accretion in value	—	159,061
Payment of Earn Out Consideration	—	(4,000,000)
Forfeiture of Earn Out Consideration	—	(3,744,496)
Contingent consideration payable to related party, end of year	$—	—

Malcolm CasSelle, a member of our board of directors, is the former Chief Technology Officer and President of New Ventures of Tronc, Inc., one of our major advertisers.  Revenue from New Ventures of Tronc, Inc. amounted to $0 and $4,395,124 for the years ended December 31, 2017 and 2016, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Steve Antebi, a principal stockholder in the Company, serves as a consultant to the Company. We paid him $0 and $467,230 for services provided to us during the years ended December 31, 2017 and 2016, respectively. Additionally, the Company entered a Consulting Agreement with a Consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, refer to Note 4.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, are comprised of the following:

	2017	2016

Accounts payable, trade	$2,858,871	11,745,026
Accrued expenses	1,800,621	260,818
Accrued compensation	256,164	319,246
Accrued commissions	95,159	830,993
Accounts payable and accrued expenses	$5,010,815	13,156,083

NOTE 9 – INCOME TAXES

Income tax (benefit) expense from continuing operations for the year ended December 31, 2017 consisted of the following:

	Current	Deferred	Total
Federal	$—	$861,445	$861,445
State	—	30,351	30,351
Subtotal	—	891,796	891,796
Valuation allowance	—	(891,796)	(891,796)
Total	$—	$—	$—

Income tax (benefit) expense from continuing operations for the year ended December 31, 2016 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(1,785,238)	(1,785,238)
State	—	(257,877)	(257,877)
Subtotal	—	(2,043,115)	(2,043,115)
Valuation allowance	—	2,043,115	2,043,115
Total	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2017	2016
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	2.8%	4.1%
Stock based compensation	—	—
Goodwill impairment	—	-5.5%
Permanent differences	1.1%	0.0%
Earn out accretion	—	26.6%
Other	-18.8%	-1.1%
True-up to deferred tax rate	-35.3%	—
Provision to return	2.5%	-6.6%
Warrant modification cost	—	-2.3%
Change in valuation allowance	13.7%	-49.2%
Provision for income taxes	—%	—%

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets
Net operating loss carryforwards	$3,958,665	$2,602,000
Fixed assets	(11,004)	15,000
Accrued interest	—	190,000
Intangibles	—	299,000
Stock based compensation	579,085	1,383,000
Other accruals	67,650	62,000
Total deferred tax assets	4,594,396	4,551,000

Deferred tax liabilities
Stock based compensation	—	—
Intangibles	(920,142)	—
Prepaid Expense	(14,623)	—
Total deferred tax liabilities	(934,765)	—

Net deferred tax assets	3,659,631	4,551,000
Valuation allowance	(3,659,631)	4,551,000

Net deferred tax liability	$—	$—

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

During the year ended December 31, 2017, the valuation allowance decreased by $891,370 to $3,659,639. All of this increase was recorded to deferred tax expense with the remainder as an offset to deferred tax asset not previously recorded. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

The Tax Cut and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. However, the SEC and the FASB both recognize that the magnitude of this law change will require extensive analysis and calculations to conform to the new provisions. The SEC issued Staff Accounting Bulletin (‘SAB”) on December 22, 2017. SAB 118 provides registrants with guidance on when and how to report the impact of the law change when not all necessary information is available.  Due to the Company’s valuation allowance, the TCJA is not expected to have an impact on the Company’s financial statements – this conclusion represents a provisional amount that will be finalized upon the filing of the Company’s federal income tax return for the year ended December 31, 2017. The filing of this return will occur prior to the Company’s year ending December 31, 2018 which is within the measurement period.

At December 31, 2017, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $14,255,934 and $16,653,491, respectively, both of which begin to expire in 2033 and 2032 respectively. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2017, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Transactions involving our stock options for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	575,800	$6.97	476,800	$7.00
Granted during the period	—	—	146,000	7.50
Exercised during the period	—	—	—	—
Forfeited during the period	(161,500)	7.26	(47,000)	8.21
Outstanding, end of the period	409,300	$6.97	575,800	$7.03

Exercisable at the end of the period	288,630	6.65	189,960	$6.23

At December 31, 2017 options outstanding totaled 409,300 with a weighted average exercise price of $6.97. Of these options, 288,630 are exercisable at December 31, 2017, with an intrinsic value of $74,425 and a remaining weighted average contractual term of 2.71years. Compensation cost related to the unvested options not yet recognized is approximately $583,412 at December 31, 2017. We have estimated that approximately $356,852 will be recognized during 2018.

The weighted average remaining life of the options is 3.1years.

Transactions involving our common stock awards for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	2017	2016
	Number	Number
Outstanding, beginning of the period	116,666	103,167
Granted during the period	—	120,000
Vested during the period	(55,998)	(71,001)
Forfeited during the period	(6,000)	(35,500)
Unvested at the end of the period	54,669	116,666

Unrecognized compensation cost related to our common stock awards is approximately $162,741 and $691,000 at December 31, 2017 and 2016, respectively. We have estimated that we will recognize future compensation expense approximating $162,741 during the year ended December 31, 2018.

Transactions involving our stock warrants for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	2,976,863	$6.45	2,030,276	$5.95
Granted during the period	2,121,433	3.73	946,587	7.50
Exercised during the period	(428,469)	3.00	—	—
Forfeited during the period	(2,184,822)	6.04	—	—
Outstanding, end of the period	2,485,005	5.09	2,976,863	$6.45

Exercisable at the end of the period	2,485,005	5.09	2,976,863	$6.45

The weighted average remaining life of the warrants is 3.2 years.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases that have now expired and now operate on a month-to-month basis, with certain notice of termination provisions. Future minimum lease payments required under the operating leases amount to $67,515 for the year ended December 31, 2018.

Rent expense for office space amounted to $211,680 and $206,312 for the years ended December 31, 2017 and 2016, respectively.

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

NOTE 12. – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the 2017 Senior Secured Convertible Notes was $6,845,147 as of December 31, 2017.  All Convertible Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis-Fernandes model to value the 2017 Senior Convertible Notes as of December 31, 2017.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2017 and 2016 (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put Warrant liability	$—	$—	$—	$—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives in Convertible Notes	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	31,604	31,604	—	—
U.S. government-sponsored agency securities	3,004	—	3,004	—
Total assets	$34,608	$31,604	$3,004	$—

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Put Option Liability	$1,500,000	$—	$—	$—
Contingent Consideration	—	—	—	—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives	—	—	—	—
Total liabilities	$1,500,00	$—	$—	$—
Securities:
Certificates of deposit	7,788	7,788	—	—
Money Market Funds	37,066	37,066	—	—
U.S. government-sponsored agency securities	14,349	—	14,349	—
Total assets	$59,203	$44,854	$14,349	$—

The Company’s Warrant liability, embedded Warrant Put Option and the contingent consideration payments as well as the securities are measured at fair value on a recurring basis. As of December 31, 2017 and 2016, the Underwriter Warrant liability, and embedded Warrant Put Option and the fundamental change and make-whole interest provisions embedded in the 2020 Notes are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. As of December 31, 2016, the embedded Put Option is reported on the balance sheet in derivative and warrant liability. The Company used the settlement value for liability, the Put Option at December 31, 2016. The outstanding put option at December 31, 2016 was settled in October 2017. The Company incurred a warrant put option liability as a result of warrants issued in the January 2017 equity financing. This warrant put option liability was settled in April 2017 as it fair value of $2.5 million. Changes in the fair value of the Put Option liability in the 2016 was reflected in the statements of operations as a change in value adjustment.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	2017	2016
Balance as of beginning of period	$1,500,000	$1,500,000
Payments	(1,500,000)	—
Adjustment to fair value	—	—
Balance as of end of period	$—	$1,500,000

NOTE 13 – SUBSEQUENT EVENTS

In January 2018, we issued Colleen DiClaudio, a board member, 7,813 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares were issued from our 2016 equity compensation plan

In January 2018, we issued Hardy Thomas, a former board member, 7,195 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares were issued from our 2016 equity compensation plan.

In January 2018, we issued Marc Savas and Malcolm CasSelle each 3,774 Class A common shares valued at $10,000 as payment for their respect 2017 service on our board of directors. The shares were issued from our 2016 equity compensation plan.

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	*
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17

4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan		1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan		8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan		S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan		8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan		8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering		8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering		8-K	4.02	001-37916	10/27/17
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14		8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	*
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	*
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	*
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	*
10.06	Form of Securities Purchase Agreement for April 2017 Offering		8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering		8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering		8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering		8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering		8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12		S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15		10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16		10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14		8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14		8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14		8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17		8-K	10.1	333-215791	1/27/17

10.18**	Employment Agreement with Dustin Suchter dated 12/19/14		8-K	10.36	000-54996	12/22/14
10.16**	Form of Proprietary Information, Inventions and Confidentiality Agreement		S-1	10.03	333-179151	1/25/12
10.17**	Form of Indemnification Agreement with Officers and Directors		S-1	10.04	333-179151	1/25/12
10.18	Indemnification Agreement with Richard Steel dated 10/30/14		8-K	10.30	333-215791	11/4/14
10.19	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.		S-1	10.16	333-193611	1/28/14
10.20	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13		10-K	10.9	000-54996	3/31/15
10.21	Sublease Agreement with Amarcore, LLC dated 1/1/15		S-1	10.17	333-206791	9/4/15
10.22	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16		10-Q	10.49	001-37916	11/14/16
10.23	Financing and Security Agreement with FastPay Partners, LLC		8-K	10.41	000-54996	9/23/16
10.24	Share Acquisition and Exchange Agreement with Five Delta, Inc.		8-K	10.34	000-54996	12/22/14
10.25	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14		8-K	10.18	000-54996	11/4/14
10.27	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14		8-K	10.22	000-54996	11/4/14
10.28	Securities Purchase Agreement for January 2017 Offering		8-K	10.1	001-37916	1/4/17
10.29	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets		8-K	10.2	001-37916	1/4/17
10.30	Financing Agreement with certain Lenders and Victory Park Management, LLC		8-K	10.23	000-54996	11/4/14
10.31	First Amendment to Financing Agreement dated 5/14/15		10-Q	10.38	000-54996	5/15/15
10.32	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.33	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.34	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.36	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.37	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
14.01	Social Reality Code of Conduct and Ethics		S-1/A	99.1	333-179151	6/4/12
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
21.01	Subsidiaries of Registrant	*
23.01	Consent of RBSM, LLP	*

31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.