Form 10-K/A
period 2017-12-31
SOCIAL REALITY, Inc.
filed 2018-04-27
CIK 1538217

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  10,212,738 shares of Class A common stock are issued and outstanding as of April 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on April 2, 2018 (the “Original Filing”). We are filing this Amendment to the Original Filing to include the information required by Part III of Form 10-K previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment hereby amends and replaces in its entirety Part III of the Original Filing.

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

Additionally, we are including additional events that occurred under Item 9.B “Other Information” pursuant to Part II.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to April 2, 2018.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” “we,” “us,” or “our” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary, BIG Token, Inc., a Delaware corporation which we refer to as "BIGToken."  In addition, “2017” refers to the year ended December 31, 2017, “2016” refers to the year ended December 31, 2016 and “2018” refers to the year ending December 31, 2018.  The information which appears on our web site www.SRAX.com, www.bigtoken.com, www.sraxmd.com, www.sraxapp.com, and www.sraxdi.com are not part of this report.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

i

PART II

ITEM 9B.

OTHER INFORMATION.

On December 29, 2017, at our annual shareholder meeting, a plurality of stockholders voted on a non-binding advisory basis to hold future votes on executive compensation every year.  Notwithstanding the foregoing, the Board determined that it was in the best interests of the Company and its shareholders to hold advisory votes on executive compensation every three (3) years.  Accordingly, the next advisory vote on executive compensation will take place at the Company’s 2020 annual meeting of stockholders.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, positions, and biographies as of December 31, 2017 are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal.

Name	Age	Positions	Director Since
Christopher Miglino	49	Chairman of the Board, Chief Executive Officer, President	2010
Kristoffer Nelson	39	Chief Operating Officer, Director	2014
Joseph P. (J.P.) Hannan	46	Chief Financial Officer	—
Mark Savas	49	Director	2012
Malcolm CasSelle	48	Director	2013
Robert Jordan	49	Director	2017
Colleen DiClaudio	40	Director	2017

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He was appointed President of our company in January 2017. He also served as our Chief Financial Officer from April 2010 until November 2014, and as our principal financial and accounting officer since August 2015. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. From 2004 until 2008, Mr. Miglino served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant. Mr. Miglino's role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector were factors considered by the Corporate Governance and Nominating Committee in recommending his re-election to the board.

Kristoffer Nelson. Mr. Nelson has served as an executive officer of our company since June 2012 and a member of our board of directors since September 2014. He has been employed by our company since September 2011, serving as Director of Business Development (September 2011 until January 2012), Executive Vice President Publisher Relations (January 2012 until June 2016) and President and Chief Revenue Officer, until being named to his current position in October 2014. Prior to joining our company, Mr. Nelson served as a project manager for Living Full Blast, Inc. from August 2009 until December 2010 and President of Krama Consulting & Development from January 2004 until August 2009. Mr. Nelson attended Kings College and Seminary, Van Nuys, California from 1998 until 2000 and West Los Angeles College from 2000 until 2003. He also attended the Leadership Institute of Seattle through Pacific Integral from 2006 until 2008. Mr. Nelson's significant operational experience in multiple aspects of our company coupled with his experience at Living Full Blast, Inc. and Krama Consulting & Development were factors considered by the Corporate Governance and Nominating Committee in recommending his re-election to the board.

Joseph P. ("J.P.") Hannan. Mr. Hannan has served as our Chief Financial Officer since October 2016. Mr. Hannan has over 25 years of experience as a chief financial officer across the television, radio, publishing and digital media sectors ranging from startups to large scale, publicly traded companies. Prior to joining Social Reality, Inc. in October 2016, Mr. Hannan was employed by Cumulus Media, Inc. (NASDAQ: CMLS), serving as Senior Vice President, Treasurer and Chief Financial Officer (March 2010 to June 2016), as Interim Chief Financial Officer (July 2009 to March 2010) and Vice President and Controller (April 2008 to July 2009). He also served concurrently as Chief Financial Officer of Modern Luxury Media, an affiliate of Cumulus Media, Inc., from August 2010 to June 2016. From May 2006 to July 2007, Mr. Hannan served as Vice President and Chief Financial Officer of the radio division of Lincoln National Corporation (NYSE: LNC), and from March 1995 to November 2005 he served in a number of executive positions including Chief Operating Officer and Chief Financial Officer of Lambert Television, Inc., a privately held television broadcasting, production and syndication company. Mr. Hannan has served as a director on a number of company boards, and is currently Chairman of Barefoot Luxury, Inc., an international hospitality company based in Atlanta, Georgia. He previously served as a director of Regent Communications, Inc., International Media Group, and iBlast, Inc. Mr. Hannan received his Bachelor of Science degree from the Marshall School of Business at the University of Southern California.

Marc Savas. Mr. Savas has been a member of our board of directors since January 2012. Mr. Savas has over 15 years of experience in management and sales consulting and six years of experience in real estate easement acquisitions. Since January 2007 he has served as CEO of Living Full Blast, Inc., overseeing business development and consulting for numerous companies and putting together sales teams for such companies. In addition, from January 1998 until January 2006, Mr. Savas was also CEO for Unfair Advantage Inc., where he conducted 118 management consulting projects, many of which were created using programs that his company had designed. Additionally, from January 2005 until January 2009, Mr. Savas was the national Vice President of Business Development for Connexion Technologies where he built national teams of qualified individuals to effectively secure easements from large real estate owners in order to build telecommunication systems through their properties. Mr. Savas' management consulting and operational experience were factors considered by the Corporate Governance and Nominating Committee in recommending his re-election to the board.

Malcolm CasSelle. Mr. CasSelle has been a member of our board of directors since August 2013. Mr. CasSelle is an entrepreneur and since August 2017 has served as President of Worldwide Asset eXchange (WAX), a utility token designed with functionalities to simplify digital item trading which is operated by Norris Services, LLC. Since August 2017 he has also served as Chief Information Officer of OPSkins, a marketplace for buying and selling digital items, including e-Sports digital merchandise which is managed by Norris Services, LLC. From February 2016 until August 2017 Mr. CasSelle was Chief Technology Officer and President of New Ventures at tronc, Inc. where he oversaw all digital operations and was responsible for leveraging data and technology to accelerate digital growth. Prior to tronc, Inc., he was Senior Vice President and General Manager, Digital Media of SeaChange International. He joined SeaChange International in 2015 as part of the company's acquisition of Timeline Labs, where he served as CEO. Previously, Mr. CasSelle led startups in the digital industry, including MediaPass, Xfire and Groupon's joint venture with Tencent in China. He has also been an active early stage investor in companies including Facebook, Zynga, and most recently Bitcoin-related companies. Mr. CasSelle received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1991 and an M.S. in Computer Science from Stanford University in 1994. Mr. CasSelle's entrepreneurial background, knowledge of our market segment and experience as a Board member for other companies were factors considered by the Corporate Governance and Nominating Committee in recommending his election to the board.

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

Colleen DiClaudio. Ms. DiClaudio has been a member of our board of directors since September 2017. She currently serves as president of 340B Technologies, a 340B software solutions healthcare technology company she co-founded in August 2014. From June 2009 through August 2014 she served as vice president of business development of CompleteCare Health Network, located in New Jersey. Ms. DiClaudio has received a Master's Degree of Public Health from the University of Medicine and Dentistry of New Jersey and a Bachelor's Degree in Public Health from Stockton University. Ms. DiClaudio’s experience in the healthcare technology sector and entrepreneurial background were factors considered by the Corporate Governance and Nominating Committee in determining she should serve on the Board.

Code of Ethics

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Ethics and Conduct, which applies to all our directors, officers and employees. To assist in its governance, our Board has formed three standing committees composed entirely of independent directors, Audit, Compensation and Corporate Governance and Nominating committees. A discussion of each committee’s function is set forth below.

Bylaws

Our bylaws, the charters of each Board committee, the independent status of a majority of our board of directors, our Code of Ethics and Conduct provide the framework for our corporate governance. Copies of our bylaws, committee charters, Code of Ethics and Conduct may be found on our website at www.SRAX.com. Copies of these materials also are available without charge upon written request to our Corporate Secretary at 456 Seaton St., Los Angeles, California 90013.

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

Independence

Our Class A common stock is listed on the NASDAQ Capital Market. As such, we are subject to the NASDAQ Stock Market LLC (“NASDAQ”) director independence standards. In accordance with these standards, in determining independence the Board affirmatively determines whether a director has a "material relationship" with Social Reality that would compromise his or her independence from management or would cause him or her to fail to meet the NASDAQ’s specific independence criteria. When assessing the "materiality" of a director's relationship with Social Reality, the Board considers all relevant facts and circumstances, not merely from the director's standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm's length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board's judgment, it is not inconsistent with the NASDAQ’S director independence standards and it does not compromise a director's independence from management.

Applying the NASDAQ’s standards, the Board has determined that Messrs. Savas, CasSelle, Jordan and Ms. DiClaudio are each “independent” as that term is defined by the NASDAQ’s standards.

Board leadership structure and Board’s role in risk oversight

Mr. Miglino serves as both the Chairman of our Board of Directors and our Chief Executive Officer. We do not have a lead independent director. Given the small size of the Board and limited number of executive officers, the Board has determined that a lead independent director is currently not necessary.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the board of directors meets regularly to review Social Reality's risks. Our Chief Financial Officer generally attends the Board meetings and is available to address any questions or concerns raised by any member of the Board on risk management and any other matter. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through the Board's standing committees and, when necessary, special meetings of independent directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors

Board committees

The Board of Directors has standing Audit, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.SRAX.com.  All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Corporate Governance and Nominating Committee Member
Marc Savas	✓	✓ (1)	✓
Malcolm CasSelle	✓	✓	✓ (1)
Robert Jordan	✓(1)

———————

(1)

Denotes chairperson.

Audit Committee

We have a designated an audit committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualifications and independence of our independent registered public accountants.

The Audit Committee has the ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The Audit Committee is also responsible for performing other related responsibilities set forth in its charter.

The Audit Committee currently consists of Robert Jordan (chairperson), Malcolm CasSelle, and Marc Savas.

The Board has determined that Robert Jordan qualifies as an “audit committee financial expert” within the meaning of SEC rules. An audit committee financial expert is a person who can demonstrate the following attributes: (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.  Mr. Jordan has also been determined to be “independent” by the board of directors as such term is defined in the NASDAQ listing standards.  Additionally, Mr. Jordan meets the independence standards for audit committees under the NASDAQ rules.

Compensation of directors

Below are descriptions of the Company’s previous legacy compensation policies for non-executive director compensation and its current policy, which is in effect.

Legacy Policy 1 (no longer in effect)

As compensation for director services for 2016, each non-executive director received:

•	an annual cash retainer of $10,000, payable quarterly;

•	a restricted stock award of a number of shares of our Class A common stock equal to $10,000; and

•	a per meeting cash fee of $2,000 with a maximum annual payment of $10,000.

In addition, non-executive directors who also serve on a committee of the board will receive an additional restricted stock awarded of a number of shares of our Class A common stock equal to $2,500.

Legacy Policy 2 (no longer in effect)

•	an annual cash retainer of $10,000, payable quarterly;

•

a restricted stock award of a number of shares of our Class A common stock equal to $10,000 on the date such director joined the board if he or she joined in 2017, or on the one-year anniversary of he or she joining the board if prior to 2017.

•	a per meeting fee of $2,000, with a maximum annual payment of $10,000.

Current Director Compensation Policy

Effective April 15, 2018, each non-employee director will receive $30,000 as an annual board fee payable as follows:

•

Up to $15,000 in cash paid quarterly over the grant year; and

•

The balance in Class A common stock purchase options issued on April 15 of each year and vesting quarterly over the grant year and have a term of seven (7) years.  The stock options will be valued using the Black-Scholes option pricing model and are subject to customary assumptions used in the preparation of financial statements.

All elections of compensation will be made by April 1 of each year by incumbent directors and newly elected or appointed directors will have their compensation pro-rated and made on the fifth (5th) day following their election or appointment to the board.

The following table provides information concerning the compensation paid to our non-executive directors for their services as members of our board of directors for 2017. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Colleen DiClaudio	9,132	10,000	(1)	—	—	—	—	19,132
Marc Savas	20,000	10,000	(2)	—	—	—	—	30,000
Malcolm CasSelle	20,000	10,000	(3)	—	—	—	—	30,000
Robert Jordan	17,500	10,000	(4)	—	—	—	—	27,500
Hardy Thomas*	13,139	10,000	(5)	—	—	—	—	23,139
William Packer*	20,000	10,000	(6)	—	—	—	—	30,000
Derek Ferguson*	2,500	10,000	(7)	—	—	—	—	12.500

———————

* No longer a director of Social Reality, Inc.

(1) Represents 7,813 shares of Class A common stock.

(2) Represents 3,774 shares of Class A common stock.

(3) Represents 3,774 shares of Class A common stock.

(4) Represents 6,510 shares of Class A common stock.

(5) Represents 7,195 shares of Class A common stock.

(6) Represents 3,774 shares of Class A common stock.

(7) Represents 3,858 shares of Class A common stock.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2017:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late

Derek Ferguson*	Form 3 (1 filed late)	1
Robert Jordan*	Form 3 (1 filed late)	1

———————

* No longer a director of Social Reality, Inc.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed years ended December 31, for:

•	all individuals serving as our principal executive officer or acting in a similar capacity;
•	our two most highly compensated named executive officers, whose annual compensation exceeded $100,000; and
•

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company, at December 31, 2017.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(2)	Total ($)

Christopher Miglino,	2017	175,750	40,000						215,750
Chief Executive Officer (3)	2016	114,000	—	—	—	—	—	—	114,000

Chad Holsinger,	2017	32,884	161,000					155,900	349,784
Chief Revenue Officer (4)	2016	114,000	186,000	—	—	—	—	1,911,493	2,211,493

Kristoffer Nelson	2017	175,000	54,213						199,213
Chief Operating Officer	2016	136,875		—	479,356(5)	—	—	—	616,231

Joseph Hannan	2017	200,000	100,000	100,000	—	—	—	—	400,000
Chief Financial Officer (6)	2016	41,666		614,000(7)					655,666

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, compute din accordance with ASC Topic 718.  The assumptions made in the valuations of the option awards are included in Note 4 of the notes to our consolidated financial statements appearing in the 10-K for the year end December 31, 2017.

(2)

All other compensation represents commissions received in accordance with the terms of his or her employment agreement.

(3)

Mr. Miglino’s contracted base salary is $192,000 annually.  Prior to March 16, 2017, Mr. Miglino had been voluntarily reducing his base salary to $114,000.

(4)

Mr. Holsinger resigned from the Company, effective March 31, 2017

(5)

Mr. Nelson’s Stock award represents 100,000 Class A Common Stock options issued on October 16, 2016 at an exercise price of $7.50 per share. The option vests 1/3 annually from the grant date. The award was granted pursuant to our 2016 Compensation Plan and has a term of 6 years.

(6)

Mr. Hannan joined the Company as Chief Financial Officer, effective October 17, 2016.

(7)

Mr. Hannan’s stock award consists of 100,000 restricted Class A Common shares issued on October 14, 2016 that vests half on October 17, 2017 and half on October 17, 2018. The aggregate value of the shares on the grant date was $614,000. The award was granted pursuant to our 2016 Compensation Plan.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino and Hannan which provide the compensation arrangements with these individuals. Mr. Nelson's is not party to an employment agreement but his compensation is determined by the Compensation Committee of the board of directors in consultation with Mr. Miglino. Mr. Holsinger ceased to be an employee of the Company effective March 31, 2017. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two year terms unless either party provides notice of non-renewal not later than three months before the conclusion of the then current term. As compensation for his services, Mr. Miglino is entitled to receive a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino agreed to a temporary reduction in his annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. Mr. Miglino's annual base salary for the 2015 was $114,000.  On March 16, 2017, his salary deferral ended and he returned his compensation to the contracted levels. In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

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

We refer to these amounts as the “Miglino Accrued Obligations.” In addition, should we terminate Mr. Miglino's employment as a result of his disability, we are also obligated to pay him an amount equal to 24 months of his then base salary in addition to the Miglino Accrued Obligations. All such amounts are due promptly following termination. If we should terminate Mr. Miglino's employment without cause, or he terminates for good reason, in addition to the Miglino Accrued Obligations we are obligated to pay him a total amount equal to 24 months of his then current base salary, payable in accordance with our usual payroll practices, and continue to provide medical coverage for Mr. Miglino and his family, subject to his payment of a premium co-pay. In addition, the portion of any unvested or restricted securities then held by Mr. Miglino will vest and become immediately exercisable on the termination date.

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

•	a one time restricted stock award of 100,000 shares of our Class A common stock, vesting 50,000 shares on October 17, 2017 and 50,000 shares on October 17, 2018, subject to continued employment; and

•	annual paid time off of 30 days per year.

Mr. Hannan is entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. Upon termination of the agreement by either party, regardless of the reason, he is not entitled to any additional compensation.  The employment agreement with Mr. Hannan contains customary confidentiality, non-disclosure and noninterference provisions.

Employment Agreement with Chad Holsinger

Mr. Holsinger served as our Chief Revenue Officer from October 2014 until March 2017. His employment agreement was for a term of four years beginning October 30, 2014 with automatic renewals of 1 year unless notice to not renew is previously given by either party.  Mr. Holsinger was paid a salary of $114,000 per annum, subject to increase from time to time at the Board’s discretion. Mr. Holsinger was also provided an annual bonus of $111,000 payable on January 31st of each year and a discretionary bonus at the discretion of the Board.  Such bonus payment was to be offset by payments made pursuant to certain earnout consideration related to the acquisition of Steel Media, Inc. on October 30, 2014.

Mr. Holsinger was also granted a one time option to purchase 50,000 shares of Common Stock at an exercise price of $7.50 per share from the Company’s 2012 Equity Compensation Plan, which vested ¼ annually from the grant date.

Mr. Holsinger was also eligible to participate in all employee benefits made available by the Company to salaried employees.

In the event that Mr. Holsinger is terminated without cause or he resigns for good reason, he is entitled to severance equal to 12 months of his base salary as of the date of termination plus an amount equal to the greater of (a) the most recent bonus that would be payable and (b) $111,000.  Mr. Holsinger is no longer employed by the Company.

Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Kristoffer Nelson	10,000	—	—	5.00	12/31/2018	—	—	—	—
	33,333			7.50	10/10/2020
	33,333			7.50	10/10/2021
	33.333			7.50	10/10/2022

Joseph P Hannan						50,000	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 17, 2018, information regarding beneficial ownership of our capital stock:

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Christopher Miglino	1,007,575		1,007,575	9.87%
Kristoffer Nelson	135,001	118,333	253,334	2.45%
Joseph P. Hannan	84,159	—	84,159	*
Marc Savas	8,171	17,200	25,371	*
Malcolm CasSelle	62,172		62,172	*
Robert Jordan	6,510	—	6,510	*
Colleen DiClaudio	7,813	—	7,813	*
All directors and executive officers as a group (7 persons)		35,533	1,446,934	14.17%

Beneficial Owners of 5% or more

———————

*	Less than one percent.

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 456 Seaton Street, Los Angeles, CA 90013.

(2)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.  There were 10,212,738 shares of common stock issued and outstanding as of April 17, 2018.

Our Equity Compensation Plans

2012, 2014 and 2016 Equity Compensation Plans

In January 2012, our board of directors and shareholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 600,000 shares of our Common Stock. On November 5, 2014, our board of directors approved the adoption of our 2014 Equity Compensation Plan (the " 2014 Plan ") and reserved 600,000 shares of our Common Stock for grants under this plan. On February 23, 2016, Board approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of our Common Stock for grants under this plan. The purpose of the 2012, 2014 and 2016 Plans is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company's business. The 2012, 2014 and 2016 Plans are administered by our Board. Plan grants may either be:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2012 Equity Compensation Plan	65,000	$5.09	364,000
2014 Equity Compensation Plan	206,800	$7.12	240,109
2016 Equity Compensation Plan	340,000	$4.78	10,614
Plans not approved by stockholders	—	—	—

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We review all known relationships and transactions in which Social Reality and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our management, in consultation with our outside legal consultants, determines based on specific fact and circumstances whether Social Reality or a related party has a direct or indirect interest in these transactions. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

If it is determined that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

•	the benefits to us of the transaction;

•	the nature of the related party’s interest in the transaction;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of Social Reality and our shareholders;

•	the potential impact of the transaction on a director’s independence; and

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

Related Party Transactions

Summarized below are certain transactions and business relationships between Social Reality and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2016.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in the Section of this annual report entitled “Director Compensation” and “Executive Compensation.”

Information regarding disclosure of compensation to a director is included in the Section of this proxy statement entitled “Director Compensation.”

Information regarding the identification of each independent director is included in the Section of this proxy statement entitled “Directors, Executive Officers and Corporate Governance.”

•

Mr. Malcolm CasSelle, a member of our Board, was previously the Chief Technology Officer and President of New Ventures at tronc, Inc., which was one of our major advertisers. Revenue from New Ventures of tronc, Inc. amounted to $4,395,124 and $0 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, New Ventures of tronc, Inc. owed us $1,042,000, net of liabilities owed New Ventures of tronc, Inc. In August 2017, after Mr. CasSelle had ended his employment with tronc, Inc., we filed a lawsuit against tronc, Inc. and Tribune Content Agency, LLC for breach of contract, fraudulent concealment and deceptive business practices (case number 1:17-cv-05998, U.S. District Court for the Northern District of Illinois). We have alleged that tronc, Inc. and Tribune Content Agency, LLC refused to perform their contractual obligations and breached the terms of contract and insertion orders. On December 4, 2017, we entered into a settlement agreement with tronc whereby neither party admitted fault and tronc agreed to (i) pay us $2,250,000 representing amounts owed for advertisements placed by us as well as accrued interest and related costs and (ii) provide us with $300,000 in media spread over a consecutive twelve month period beginning on a date to be agreed upon by us and tronc.

•

Mr. Steven Antebi, a beneficial holder of greater than 5% of our Common Stock during 2016, served as a consultant to us. We paid him $467,230 and $634,452 for services provided to us during the years ended December 31, 2016 and 2015, respectively. Additionally, we entered a Consulting Agreement with a consultant that is controlled by Mr. Antebi. For further details regarding this arrangement, please see refer to Note 4 to the notes to our audited consolidated financial statements appearing in the form 10-K for the year ending December 31, 2016.

•

On January 2, 2018, we issued a common stock purchase warrant to Kristoffer Nelson, our Chief Operating Officer and a member of our board of directors.  The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common Stock at a price per share of $5.78, has a term of three years and vests quarterly over a three (3) year period.

•

On March 20, 2018, as we began to formally review potential strategic options for SRAXMD, we entered into certain agreements with Erin DeRuggiero, our chief innovations officer.  Pursuant to the terms of the agreements, Ms. Deruggiero employment agreement was terminated, and she became a consultant of the Company.  The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAXmd, but may be extended by the parties.  The terms of the consultancy are substantially similar to her prior employment agreement  except that in the event of a sale of the SRAXmd business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,068.60 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAXmd business unit. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment.

•

Due to certain provisions of our insider trading policy, on April 2, 2018, we agreed to extend certain outstanding Class A common stock purchase options of varying expiration dates to an extended expiration date of December 31, 2018.  Included in these options were the following options held by Kristoffer Nelson, our Chief operating officer and Board member and Marc Savas, a board member:

o

10,000 Class A common stock purchase options issued to Kristoffer Nelson on 1/1/2013 with an exercise price per share of $5.00 and an original expiration date of 1/1/2018;

o

2,400 Class A common stock purchase options issued to Marc Savas on 2/1/2013 with an exercise price per share of $5.00 and an original expiration date of 2/1/2018; and

o

10,000 Class A common stock purchase options issued to Marc Savas on 4/1/2013 with an exercise price per share of $5.00 and an original expiration date of 4/1/2018.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for 2017 and 2016.

	2017	2016

Audit Fees	$100,000	$85,000
Audit-Related Fees	30,000	26,000
Tax Fees	20,000	20,000
All Other Fees	29,500	55,000
Total	$179,500	$186,000

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

Pre-Approval of Independent Auditor Services and Fees

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the Audit Committee. RBSM LLP did not provide any other services during 2017 except those listed above.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report:

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Reality, Inc.

April 27, 2018	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer