Form 10-Q
period 2018-03-31
SOCIAL REALITY, Inc.
filed 2018-05-15
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,212,738 shares of Class A common stock are issued and outstanding as of May 15, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;
•	our ability to continue as a going concern;
•	the obligation under senior secured convertible debentures in the principal amount of $6,845,157and compliance with the terms and conditions of these obligations;
•	our reliance on third party vendors;
•	our dependence on revenues from a limited number of customers;
•	our ability to maintain our technology platforms and expand our product offerings;
•	our ability to manage our relationships with our publishers;
•	risks associated with loss to access to the Facebook, Inc. platform;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our dependence on our executive officers;
•	the continued appeal of Internet advertising;
•	risks related to possible future acquisitions;
•	the possible ratchet adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions;
•	the limited market for our Class A common stock;
•	risks associated with securities litigation;
•	our failure to meet financial performance guidance;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts;
•	concentration of ownership by our management;
•	dilution to our stockholders from the exercise of outstanding options and warrants, including those with cashless features; and
•	the terms of indemnification agreements with our executive officers and directors.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018 and as amended on Form 10K/A on April 27, 2018 as well as other filings with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as "BigToken," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "first quarter of 2018" refers to the three months ended March 31, 2018, the "first quarter of 2017" refers to the three months ended March 31, 2017, “2018” refers to the year ending December 31, 2018, and "2017” refers to the year ended December 31, 2017.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.srax.com, www.sraxmd.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,888	$1,017,299
Accounts receivable, net	1,734,058	4,348,305
Prepaid expenses	540,753	468,336
Other current assets	300,898	300,898
Total current assets	2,765,597	6,134,838

Property and equipment, net of accumulated depreciation	165,898	154,546

Goodwill	15,644,957	15,644,957
Intangibles - net	1,708,349	1,642,760
Other assets	32,043	28,598

Total assets	$20,316,844	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$4,682,794	$5,010,815
Total current liabilities	4,682,794	5,010,815

Secured convertible debentures, net	2,043,804	1,711,146

Total liabilities	6,726,598	6,721,961

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,212,738 and 9,910,565 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,213	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	10,000	879,500
Additional paid in capital	38,328,359	37,143,033
Accumulated deficit	(24,758,326)	(21,148,706)
Total stockholders' equity	13,590,246	16,883,738

Total liabilities and stockholders' equity	$20,316,844	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months ended March 31,
	2018	2017
Revenues	$2,110,850	$5,326,163
Cost of revenue	818,105	3,279,120
Gross profit	1,292,745	2,047,043

Operating expense
General, selling and administrative expense	4,130,258	4,409,807
Write-off of non-compete agreement	—	468,751
Restructuring costs	—	377,961
Total operating expense, net	4,130,258	5,256,519

Loss from operations	(2,837,513)	(3,209,476)

Other income (expense)
Interest income (expense)	(434,785)	(133,306)
Amortization of debt issuance costs	(332,658)	(578,140)
Total interest expense	(767,443)	(711,446)
Exchange Gain or Loss	(4,664)	—
Total other income (expense)	(772,107)	(711,446)

Loss before provision for income taxes	(3,609,620)	(3,920,922)

Provision for income taxes	—	—

Net loss	$(3,609,620)	$(3,920,922)

Net (loss) income per share, basic and diluted	$(0.36)	$(0.50)

Weighted average shares outstanding, basic and diluted	10,037,905	7,844,127

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Month Period Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,609,620)	$(3,920,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	166,130	512,442
Amortization of debt issue costs	93,639	578,140
Amortization of debt discount	239,018	—
Write-off of non-compete agreement	—	468,751
Provision for bad debts	(425)	(8,277)
Depreciation expense	9,441	3,234
Amortization of intangibles	166,185	107,720
Changes in operating assets and liabilities:
Accounts receivable	2,614,671	1,840,549
Prepaid expenses	(72,416)	2,071
Other assets	(3,445)	—
Accounts payable and accrued expenses	(178,022)	(195,150)
Cash used by operating activities	(574,844)	(611,442)

Cash flows from investing activities:
Purchase of equipment	(20,793)	(5,821)
Development of software	(231,774)	(135,241)
Cash used in investing activities	(252,567)	(141,062)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Repayments of note payable and PIK interest	—	(3,996,928)
Net cash provided by financing activities	—	(176,927)

Net decrease in cash and cash equivalents	(827,411)	(929,431)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$189,888	$119,331

Supplemental schedule of cash flow information:
Cash paid for interest	$340,684	$550,695
Cash paid for taxes	$—	$—

Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Put liability on issuance of warrants	—	2,500,000
Issuance of common stock to be issued	$869,500	$100

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Social Reality, Inc. ("Social Reality" or “SRAX”) is a Delaware corporation formed on August 2, 2011. These unaudited condensed consolidated financial statements include the consolidated results of Social Reality and its wholly owned subsidiary, Big Token, Inc. (“BigToken”) (collectively referred to as “we”, “us”, “our” or the “Company”). We are headquartered in Los Angeles, California.

We are a digital marketing and data management company that delivers our customers the ability to reach and engage with their target audiences

We derive our revenue from:

•	sales of digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;
•	sales and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three month period ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company's annual report on Form 10-K filed with the SEC on April 2, 2018, as amended on Form 10-K/A (Amendment No. 1) as filed with the SEC on April 27, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses decreased from $4,409,807 for the three months ended March 31, 2017 to $4,130,258 for the three months ended March 31, 2018. We incurred a loss of $3,609,620 for the three months ended March 31, 2018 compared to a net loss of $3,920,922 for the three months ended March 31, 2017. At March 31, 2018, we had an accumulated deficit of $24,758,326. As of March 31, 2018, we had $189,888 in cash and cash equivalents and a deficit in working capital of $1,917,197 as compared to $1,017,299 in cash and cash equivalents and a surplus in working capital of $1,124,023 at December 31, 2017. We continue to experience a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants, both in April 2017. Additionally, in October 2017 we satisfied all amounts outstanding to Victory Park Management, LLC related to its put right for the repurchase of the Financing Warrant (as defined in Note 8), amounting to $1,500,000 plus accrued interest. See Note 8 for a further discussion of this obligation.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically required funding of cash used in operating and investing activities with cash provided by financing activities. We expect that the actions initiated in the second half of 2017 will enhance our liquidity and financial flexibility in the first half of 2018. In late 2017, we announced several new revenue initiatives that could provide additional revenue growth opportunities anticipated to begin in the second half of 2018. In late 2017, we also announced that we had engaged outside advisors to evaluate potential strategic opportunities for our SRAXmd product group that could ultimately result in a sale of that product line, potentially adding additional liquidity for the Company.

We believe that the actions discussed above are probable of occurring and will enable us to satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us under terms and conditions that are favorable to our success. Additionally, a failure to generate additional liquidity could negatively impact our access to services that are important to the operation of our business.

Effect of Reverse Stock Split on Presentation

In September 2016, the Company completed a 1 for 5 reverse stock split of our Class A common stock. These unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

Effect of ASU No. 2017-11 on Previously Issued Financial Statements

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

The Company early adopted the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in 2017 with a down round feature as equity.  Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for three month period ended March 31, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	March 31, 2017		March 31, 2017
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Cash and cash equivalents	119,331	—	119,331
Accounts receivable, net	6,578,747	—	6,578,747
Prepaid expenses	330,432	—	330,432
Other current assets	6,488	—	6,488
Total current assets	7,034,998	—	7,034,998
Property and equipment, net	58,079	—	58,079
Goodwill	15,644,957	—	15,644,957
Intangibles assets, net	924,011	—	924,011
Other assets	34,659	—	34,659
Total assets	23,696,704	—	23,696,704

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	12,960,933	—	12,960,933
Note payable, net of unamortized costs	—	—	—
Put warrant liability	1,143,781	(1,143,781)	—
Put liability	1,500,000	—	1,500,000
Total current liabilities	15,604,714	(1,143,781)	14,460,933

Commitments and contingencies (Note 11)	—	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 8,025,017 and 6,951,077 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	8,025	—	8,025
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—	—
Common stock to be issued	—	—	—
Additional paid in capital	24,500,328	-	24,500,328
Accumulated deficit	(16,416,363)	1,143,781	(15,272,582)
Total stockholders' equity	8,091,990	1,143,781	9,235,771
Total liabilities and stockholders' equity	23,696,704	-	23,696,704

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Month Period ended		Three Month Period ended
	March 31, 2017		March 31, 2017
	As Reported	Adjustments	As Adjusted

Revenue	5,326,163	—	5,326,163
Cost of revenue	3,279,120	—	3,279,120
Gross profit	2,047,043		2,047,043

Operating expense
General, selling and administrative expense	4,409,807	—	4,409,807
Write-off of non-compete agreement	468,751	—	468,751
Restructuring costs	377,961	—	377,961
Total operating expense, net	5,256,519	—	5,256,519
		—
Loss from operations	(3,209,476)	—	(3,209,476)
		—
Other income (expense):		—
Interest expense:		—
Interest expense	(133,306)	—	(133,306)
Amortization of debt issuance costs	(578,140)	—	(578,140)
Total interest expense	(711,446)	—	(711,446)
Accretion of put warrants	1,894,563	(1,894,563)	—
Total other income (expense)	1,183,117	(1,894,563)	(711,446)

Loss before provision for income taxes	(2,026,359)	(1,894,563)	(3,920,922)

Provision for income taxes	—	—	—

Net loss	(2,026,359)	(1,894,563)	(3,920,922)

Net loss per share, basic and diluted	(0.26)	(0.24)	(0.50)

Weighted average shares outstanding, basic and diluted	7,844,127	—	7,844,127

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Month Period Ended		Three Month Period ended
	March 31, 2017		March 31, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	(2,026,359)	(1,894,563)	(3,920,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	512,442	—	512,442
Amortization of debt issuance costs	578,140	—	578,140
Accretion of put warrants	(1,894,563)	1,894,563	—
Write-off of non-compete agreement	468,751	—	468,751
Provision for bad debts	(8,277)	—	(8,277)
Depreciation expense	3,234	—	3,234
Amortization of intangibles	107,720	—	107,720
Changes in operating assets and liabilities:
Accounts receivable	1,840,549	—	1,840,549
Prepaid expenses	2,071	—	2,071
Other current assets	—	—	—
Accounts payable and accrued expenses	(195,150)	—	(195,150)
Unearned revenue	—	—	—
Net cash used in operating activities	(611,442)	—	(611,442)

Cash flows from investing activities
Purchase of equipment	(5,821)	—	(5,821)
Development of software	(135,241)	—	(135,241)
Net cash used in investing activities	(141,062)	—	(141,062)

Cash flows from financing activities
Proceeds from the issuance of common stock	3,820,001	—	3,820,001
Proceeds from notes payable	—	—
Repayments of note payable and PIK interest	(3,996,928)	—	(3,996,928)
Net cash (used in) provided by financing activities	(176,927)	—	(176,927)

Net (decrease) increase in cash and cash equivalents	(929,431)		(929,431)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	119,331	—	119,331

Supplemental schedule of cash flow information
Cash paid for interest	550,695	—	550,695
Cash paid for taxes	—	—	—

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $59,278 and $59,703 at March 31, 2018 and December 31, 2017, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

At March 31, 2018, three customers accounted for more than 10% of the accounts receivable balance for a total of 57.4%. At December 31, 2017, four customers accounted for more than 10% of the accounts receivable balance for a total of 59.5%.

For the three months ended March 31, 2018, two customers accounted for more than 10% of total revenue for a total of 44.9%. For the three months ended March 31, 2017, one customer accounted for 25.9% of total revenue.

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

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At March 31, 2018 and December 31, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Black Scholes Merton model.

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

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

Goodwill and annual impairment testing period

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach that utilized a discounted cash flow model based on revenue and profit forecasts. The Company performed its annual impairment test and no impairment of goodwill has been recorded during the three months ended March 31, 2018 or 2017, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three months ended March 31, 2018 or 2017, respectively.

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

There were 5,053,258 common share equivalents at March 31, 2018 and 3,619,331 common share equivalents at March 31, 2017. For the three months ended March 31, 2018 and 2017, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11, Stockholders’ Equity.

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

NOTE 3 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of New Accounting Standards

For a discussion of recent accounting pronouncements, please refer to Recently Issued Accounting Standards as contained in Note 1 in the December 31, 2017 audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2018.

During the three months ended March 31, 2018, the Company adopted no new Accounting Standards.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We early adopted the proposed guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in the fourth quarter of 2017 with a down round feature as equity. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard.

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

The Company did not engage in any acquisition activity during the three months ended March 31, 2018 or during the twelve months ended December 31, 2017.

On October 17, 2017, the Company issued a press release announcing it has engaged financial advisors to explore strategic alternatives for the company's SRAXmd business.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Office equipment	$272,207	$251,415
Accumulated depreciation	(106,309)	(96,869)
Property and equipment, net	$165,898	$154,546

Depreciation expense for the three months ended March 31, 2018 and 2017 was $9,441 and $3,234, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017
Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired software - Leapfrog	617,069	617,069
Internally developed software	985,914	754,140
	3,608,983	3,377,209
Accumulated amortization	(1,900,634)	(1,734,449)
Carrying value	$1,708,349	$1,642,760

During the three months ended March 31, 2018, the Company capitalized $231,774 of costs associated with the development of internal-use software, including directly related payroll costs.

On August 17, 2017, the Company acquired software from Leapfrog Media Trading in exchange for 200,000 shares of Class A common stock and 350,000 warrants with a term of five years and an exercise price of $3.00. This software is currently being integrated into our platform and we estimate launching on July 1, 2018. No other assets, customers, employees, intangibles or business operations were acquired in this transaction.

In connection with a separation and release agreement with Mr. Steel, the Company agreed to reduce the remaining period of the non-compete agreement with Mr. Steel, which was entered into as a result of the acquisition of Steel Media, to a period of eighteen months from the date of his separation from the Company. Accordingly, the Company wrote off $468,750 in value of the non-compete agreement during 2017.

Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement and $76,301 for the internally developed software for the three months ended March 31, 2018. Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement, and $17,837 for the internally developed software for the three months ended March 31, 2017.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The estimated future amortization expense for the remainder of 2018 and the years ended December 31 thereafter, are as follows:

Remainder of 2018	$514,592
2019	662,094
2020	205,690
2021	325,973
$1,708,349

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2018	December 31, 2017
Accounts payable, trade	$3,145,279	$2,858,871
Accrued expenses	1,440,440	1,800,621
Accrued compensation	94,128	256,164
Accrued commissions	2,947	95,159
Total	$4,682,794	$5,010,815

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

During 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2017:

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended March 31, 2018 and 2017, $0 and $578,140, respectively, of debt issuance costs were amortized as interest expense. As of March 31, 2018, all deferred debt issuance costs have been completely amortized.

During the three months ended March 31, 2018 and 2017, $0 and $0, respectively, were recorded as PIK interest expense.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

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

Financing and Security Agreement with FastPay

In September 2016, the Company executed a Financing and Security Agreement, as amended (collectively, the "FastPay Agreement"). with FastPay Partners, LLC to create an accounts receivable-based credit facility. The FastPay Agreement was further amended in April 2018.

Under the April 2018 amended terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase the Company's eligible accounts receivable. Upon any acquisition of accounts receivable, FastPay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $4,000,000 in advances. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. The Company is subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to an increase to 30% for one specific large customer.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The current FastPay Agreement has a term of 18 months and automatically renews thereafter for successive one-year terms, subject to earlier termination by written notice by the Company, provided all obligations are paid, including the payment of an early termination fee.

At March 31, 2018, $1,287,176 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

NOTE 9 – PUT WARRANT LIABILITY

As more fully described in Note 11, the Company issued Series A Warrants and Series B Warrants in connection with a securities purchase agreement dated January 4, 2017.  At issuance, the Series A Warrants and the Series B Warrants were accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company incurred a liability for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The Company chose to early adopt the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized all  warrants issued in 2017 with a down round features as equity.  Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard.  As such the financial statements for three month period ended March 31, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

The put warrant liability is comprised of the following at March 31, 2017:

	March 31, 2017	Adjustments	March 31, 2017
Initial derivative liability on issuance of put warrants	$3,038,344	$(3,038,344)	$—

Less accretion of put warrants	(1,894,563)	1,894,563	—

Put warrant liability	$1,143,781	$(1,143,781)	$—

In April 2017, the Company repurchased the Series B Warrants for $2,500,000.

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

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd. As of March 31, 2018, we are in compliance with all financial covenants.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

The Debentures, which mature on April 21, 2020, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on January 1, 2018. Our obligations under the Debentures are secured pari-passu with the debentures previously issued in April 2017 (“Prior Debentures”). The Debentures are convertible at the option of the holder into shares of our Class A common stock (“Common Stock”) at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter described.

The Debentures were issued in two series, Series A-1 Debentures (“A-1 Debentures”) and Series A-2 Debentures (“A-2 Debentures”). The Company will issue (i) $2,000,000 in A-1 Debentures and (ii) $3,180,157.78 in A-2 Debentures. The A-1 Debentures and A-2 Debentures are substantially the same except that the A-1 Debentures (i) we approved for issuance on June 23, 2017 by the shareholders of the Company pursuant to the Green Shoe and (ii) have a conversion price floor of $1.40 with regard to anti-dilution protection for subsequent equity sales at a price lower than 120% of the then applicable conversion price. The A-2 Debentures have a conversion price floor of $3.00 until such time as the Company receives shareholder approval for the transaction. On December 29, 2007, at our annual meeting of shareholders, we obtained approval of the transaction including the $1.40 floor price of the A-2 Debentures in the event of subsequent equity sales.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

The Company also agreed to use up to approximately $1.57 million in proceeds from the Offering to pay a $1.5 million put obligation of the outstanding Financing Warrant plus $.07 million in accrued interest on the amount outstanding.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Pursuant to a registration rights agreement (“Registration Rights Agreement”), we have agreed to file a registration statement registering the resale of the shares of our common Stock underlying the Debentures and the Series A warrants within thirty (30) days from the date of the Registration Rights Agreement. We also agreed to have the registration statement declared effective within 90 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided.  As a result of the registration statement not being declared effective, we have accrued partial liquidated damages of $103,862.16 as of April 30, 2018 (including interest accruing at 18% per annum).  We will continue to incur additional liquidated damages on a monthly basis in the event that the registration statement is not declared effective.

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

Convertible Notes

During the year ended December 31, 2017, certain holders of convertible debentures exercised their rights to convert amounts of principal totaling $3,335,000 into 1,111,667 shares of the Company’s common equity. During the three month period ended March 31, 2018, the Company made no repayments on secured convertible debentures.

During the three month period ended March 31, 2018, the Company recorded interest expense on the convertible debentures totaling $330,952.  During the three month period ended March 31, 2018, the Company also recognized $332,658 of amortization of debt discount and deferred financing costs.

Future minimum principal payments under senior secured convertible notes as of March 31, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,845,157
Total minimum principal payments	6,845,157
Less: debt discount and deferred debt issuance costs	(4,801,353)
Convertible notes, net	$2,043,804

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

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

In January 2017, in connection with an advisory agreement with kathy ireland Worldwide LLC ("kiWW"), the Company issued affiliates and designees of kiWW 100,000 shares of its Class A common stock valued at $678,000

In January 2017, we issued 3,858 shares of our Class A common stock valued at $12,500 to Mr. Derek J. Ferguson upon his appointment to our board of directors and the audit committee of the board. He is an accredited investor and the issuance was exempt from registration under the Securities Act pursuant to an exemption provided by Section 4(a)(2) of that act.

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

On September 15, 2017, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Al & J Media, Inc. (“Consultant”). The Company engaged the Consultant to provide certain consulting services on behalf of the Company as are more fully described in the Consulting Agreement. Under the terms of this agreement, which expires on December 15, 2017, the Company engaged Al & J Media, Inc. to provide a variety of advisory and consulting services to the Company, including introducing the Company to potential sources of media, marketing agreement(s) and/or other strategic alliances which may benefit the Company in the performance of implementing its business plan(s), including but not limited to radio and television media spots; various media publications; and internet podcasts. As compensation for such services, the Company issued Al & J Media, Inc. 75,000 shares valued at $97,500 of its Class A common stock on September 15, 2017.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

In October 2017, we entered into securities purchase agreements to sell an aggregate of $5,180,158 of our 12.5% secured convertible debentures and issued 863,365 Series A Common Stock Purchase Warrants. The debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on January 1, 2018. Pursuant to the greenshoe provision contained in our April 2017 debenture offering, $2,000,000 of debentures were purchased pursuant to the greenshoe provision and the remaining $3,180,157.78 were purchased separately. Of the 863,365 warrants issued, a total of 333,335 were purchased pursuant to the greenshoe provision and 630,030 were purchased separately. The debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of $1.40 per share (pursuant to shareholder vote approving the offering that occurred on December 29, 2017). The warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share. In connection with the offering we issued Chardan Capital Markets 160,000 placement agent warrants, of which: (i) 129,176 have an exercise price of $3.75 and (ii) 54,161 have an exercise price of $4.49 (. We also issued Aspenwood Capital 23,337 placement agent warrants with an exercise price of $3.75. All placement agent warrants have a term of five and a half years (exercisable beginning 6 months after issuance).

In October 2017, multiple investors in the Company’s April 2017 debenture financing converted an aggregate of $655,000 of debentures into 218,334 shares of Class A common stock.

In October 2017, one investor in the Company’s April 2017 debenture financing exercised 83,334 Series A common stock purchase warrants at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $250,002.

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

In January 2018, we issued Marc Savas and Malcolm CasSelle each 3,774 Class A common shares valued at $10,000 as payment for their respective 2017 service on our board of directors. The shares were issued from our 2016 equity compensation plan.

In January 2018, we issued Al & J Media an additional 150,000 shares for media consulting services pursuant to an extension of their September 2017 Consulting Agreement.

In March 2018, we issued 6,667 shares of Class A common stock to one employee for vested stock awards.

In March 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

As of March 31, 2018, we have accrued as issuable to William Packer 3,774 shares of Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares will be issued from our 2016 equity compensation plan.

Stock Awards

During the three months ended March 31, 2018 and 2017, respectively, there were no new grants of stock awards made nor were any previously issued grants forfeited.

During the three months ended March 31, 2018 and 2017, we recorded stock award expenses of $52,189 and $144,848; respectively.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Stock Options and Warrants

In November 2016, the Company entered an Investor Relations and Consulting Agreement (“Consulting Agreement”) with Market Street Investor Relations, LLC (“Consultant”). The Company engaged the Consultant to provide certain investor relations and public relations services on behalf of the Company as are more fully described in the Consulting Agreement. The term of the Consulting Agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the Consultant, the Company issued the Consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones described within the Consulting Agreement. The value of the warrants at the date of grant was $1,390,264. At the direction of the Consultant, a warrant to purchase 200,000 shares was issued to the Consultant and a warrant to purchase 200,000 shares was issued to Steve Antebi (a principal stockholder in the Company). The Company also advanced the Consultant $100,000 on the effective date to cover anticipated expenses regarding the services to be performed by the Consultant. The Company paid the Consultant an additional $50,000 for expenses incurred during the nine months ended September 30, 2017. The Company is recognizing the value of the services rendered over the term of the Consulting Agreement. As of September 30, 2017, the Consultant had not yet attained any of the milestones contained within the Consulting Agreement and the Company reversed $275,637 of expense related to the Consulting Agreement. It was then determined that the Company would not extend the Consulting Agreement with the Consultant.

During the three months ended March 31, 2017, an aggregate of 662,773 Common Stock purchase warrants, having exercise prices of between $5.00 and $10.00, per share, expired.

On January 24, 2018, 176,400 Common Stock purchase warrants, having exercise prices of $7.50, per share, expired.

During the three months ended March 31, 2018 and 2017, we recorded stock option expense of $83,941 and $33,419, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 20, 2018, as we began to formally review potential strategic options for SRAXMD, we entered into certain retention and bonus agreements with  SRAXMD employees, including Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements with Ms. DeRuggiero, her employment agreement was terminated, and she became a consultant of the Company. The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAXmd, but may be extended by the parties. The terms of the consultancy are substantially similar to her prior employment agreement except that in the event of a sale of the SRAXmd business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,069 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAXmd business. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment.

On April 2, 2018, we issued a common stock purchase warrant to Kristoffer Nelson, our Chief Operating Officer and a member of our board of directors. The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common Stock at a price per share of $5.78, has a term of three years and vests quarterly over a three (3) year period.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases that have expired and now operate on a month-to-month basis, subject to certain notice of termination provisions. Future minimum lease payments required under the operating leases amount to $50,636 for the year ended December 31, 2018.

Rent expense for office space amounted to $68,070 and $40,212 for the three month period ended March 31, 2018 and 2017, respectively.

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

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair values due to the short-term nature of such instruments.

The fair value of the 2017 Senior Secured Convertible Notes was $6,845,257 as of March 31, 2018. The fair value of the Convertible Notes was $6,845,257 as of December 31, 2017. All Convertible Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis - Fernandes model to value the 2017 Senior Convertible Notes as of March 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2018 and December 31, 2017:

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Put Warrant liability	$—	$—	$—	$—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives in Convertible Notes	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	189,888	189,888	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$189,888	$189,888	$—	$—

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Put Option Liability	$—	$—	$—	$—
Contingent Consideration	—	—	—	—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market Funds	1,017,299	1,017,299	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$1,017,299	$1,017,299	$—	$—

The Company’s Warrant liability, embedded Warrant Put Option and the contingent consideration payments as well as the securities are measured at fair value on a recurring basis. As of March 31, 2018 and December 31, 2017, the Underwriter Warrant liability, Deerfield Warrant liability, embedded Warrant Put Option and the fundamental change and make-whole interest provisions embedded in the 2021 Notes are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. As of December 31, 2016, the embedded Put Option is reported on the balance sheet in derivative and warrant liability. The Company used the settlement value for liability, the Put Option at December 31, 2016. The outstanding put option at December 31, 2016 was settled in January 2017. The Company incurred a warrant put option liability as a result of warrants issued in the January 2017 equity financing. This warrant put option liability was settled in April 2017 as it fair value of $2.5 million. Changes in the fair value of the Put Option liability in the 2016 was reflected in the statements of operations as a change in value adjustment.

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	March 31, 2018	December 31, 2017
Balance as of beginning of period	$—	$1,500,000
Payments	—	—
Adjustment to fair value	—	—
Balance as of end of period	$—	$1,500,000

NOTE 15 – SUBSEQUENT EVENTS

None

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In 2017, we also announced several new product offerings designed to expand our reach for advertisers to other large digital audiences. SRAX Fan is a buyside vertical focused on advertising to sports fans on their mobile devices in stadiums and sports bars. SRAX Auto is another new buyside vertical launched to target car buyers. While SRAX Fan and SRAX Auto have formally launched, they remain very early stage. As such, we do not believe these two new initiatives will be significant contributors to revenue growth for the remainder of 2018.

In late 2017, we also announced the launch of the BIGToken project. Presently we are developing BIGToken as a wholly owned subsidiary of Social Reality and eventually anticipate spinning the company out to our shareholders. In March of 2018, we announced the Alpha launch of the BIG platform to a select group of individuals and entities. Users participating in our BIGToken Alpha will be able to create an account, integrate third party accounts and answer serves in order to create an initial data graph. Participants in the Alpha will be awarded points as opposed to a BIGToken. Although the Alpha launch was a major milestone for the BIGToken project, there can be no assurance that we will complete final development of the BIGToken project or if developed, that it will be successful.

At present, we anticipate commencing a closed Beta of the BIGToken platform during the second quarterly of 2018 and then commencing an open Beta during the third quarter of 2018 with the BIGToken platform becoming generally available in early 2019. Notwithstanding the foregoing anticipated development dates, to fully launch BIGToken, not only will we be required to complete development and testing of the platform, but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform. There can be no assurances that we will be able to comply with such laws or regulations on a timely basis, if at all. Our failure to adequately comply with such laws and regulations, or comply with them on a timely basis, will greatly impact the value and utility of the BIGToken platform.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2018	2017	change
	(unaudited)
Revenue	$2,110,850	5,326,163	-60.4%
Cost of revenue	818,105	3,279,120	-75.1%
Gross margin percentage	61.2%	38.4%	59.3%
Operating expense, net	4,130,258	5,256,519	-21.4%
Operating loss	(2,837,513)	(3,209,476)	-11.6%
Other income (expense)	(772,107)	(711,446)	8.5%
Net loss	$(3,609,620)	(3,920,922)	7.9%

Revenue

The decrease in our revenue during the three months ended March 31, 2018 from the comparable period in 2017 reflect our strategic shift that began in 2017 to focus on higher margin revenue opportunities from buy-side clients as well as decreases in revenue from our SRAXReach product. These revenue declines were partially offset by an increase in revenue from our SRAXmd clients.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 100% of cost of revenue was attributable to payments to website publishers and other media providers for the first three months 2018 as compared to 100% during the first three months of 2017. Cost of revenue as a percentage of revenue declined to 38.8% for the first quarter of 2018 from 61.6% for the three months ended March 31, 2017. Cost of revenue declined in the first quarter of 2018 due to a strategic shift made by management in the prior year to focus sale efforts on advertising business with substantially higher gross margins.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense decreased 21.4% in the first quarter of 2018 from the comparable period in 2017. Since our expense restructuring program was instituted at the end of the first quarter 2017, we expect that our operating expenses will continue to be flat to slightly higher for the remainder of 2018 as we make additional expense investments necessary to expand our new revenue initiatives.

Other income (expense)

Other income (expense) in the first quarter of 2018 represents factoring fees represents interest due on convertible debentures, factoring fees, and amortization of deferred debt issuance costs. Total interest expense increased 7.9% for the three month period ended March 31, 2018 as compared to the same period in 2017. We expect that our overall interest expense during the balance of 2018 will continue to decease as a result of lower carrying levels of 12.5% secured convertible debentures resulting from conversions that occurred in the third and fourth quarter of 2017.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended March 31,
	2018	2017
Net Loss	$(3,609,620)	$(3,920,922)
plus
Equity Based compensation	166,130	512,442
Accretion of put liability	—	—
Adjusted net loss	$(3,443,490)	$(3,408,480)
Restructuring Costs	—	377,961
Write-off of non-compete agreement	—	468,751
Exchange Gain or Loss	4,664	—
Interest Expense	767,443	711,446
Depreciation and amortization	175,625	110,954

Adjusted EBITDA	$(2,495,758)	$(1,739,368)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At March 31, 2018, we had an accumulated deficit of $24,758,326. As of March 31, 2018, we had $189,888 in cash and cash equivalents and a net working capital deficit of $1,917,197 as compared to $1,017,299 in cash and cash equivalents and net working capital of $1,124,023 at December 31, 2017. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant (as defined in Note 8 of the footnotes to the Financial Statements).

During the third quarter of 2017 we launched the BigToken project. To date, we have not segregated the costs and expenses of BigToken from our other operating expenses. We estimate that we have incurred an aggregate of approximately $491,530 of operating expenses related to this project as of March 31, 2018. In addition, we have capitalized software development costs of $51,922 related to BigToken, as of March 31, 2018. We anticipate that BigToken will be financed independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities. Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that BigToken will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues. In the event that BigToken is not able to secure independent funding, we may nonetheless continue to develop the BigToken project internally albeit on a reduced scope and extended time frame. In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BigToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

As previously disclosed in October 2017, we engaged outside advisors to review strategic alternatives for SRAXmd. As a result, in late 2017, we commenced an auction process with regard to the SRAXmd assets. We believe that we are now entering the final stage of the auction process. Although management is optimistic regarding the successful completion of the auction process, there can be no assurances that the process will be completed, will be successful, or that if such process is completed, that it will be on terms favorable to us.

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

As described in Part II, Item 1A- Risk Factors, the terms of both the April 2017 and October 2017 debentures could materially impact our liquidity and results of operations in future periods. If our revenue increases throughout the next twelve months as anticipated, additional liquidity is expected to be readily available under our accounts receivable factoring agreement with FastPay which is now subject to a cap of $4,000,000 that we agreed to as part of the debentures in April 2017.

Cash flows from operating activities

Net cash used in operating activities was $574,844 during the three months ended March 31, 2018 compared to net cash used in operating activities of $611,442 for the comparable period in 2017. During the three months ended March 31, 2018, the Company’s accounts receivable decreased by $2,614,247 from the accounts receivable balance at December 31, 2017. Accounts payable and accrued liabilities during the three months ended March 31, 2018 decreased by $178,022 from the period ending December 31, 2017.

Cash flows from investing activities

During the three months ended March 31, 2018 net cash used in investing activities was $252,567 as compared to $141,062 during the three months ended March 31, 2017. Our principal use of cash in investing activity is to acquire equipment and develop internally used software.

Cash flows from financing activities

During the three months ended March 31, 2018 net cash provided by financing activities was $0. During the comparable period in 2017, net cash in the amount of $176,927 was used in financing activities which primarily consisted of proceeds from the sale of common stock of $3,820,001 offset by a $3,996,928 repayment of notes payable.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

We continue to work toward full remediation of these material weaknesses. We expect that the remediation of these material weaknesses in our internal control over financial reporting will remediate the weakness in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent filings with the SEC, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

•

We have agreed to a cap of $4,000,000 on the sale of our accounts receivable to FastPay under the FastPay factoring agreement;

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

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, we did not meet our 2017 revenue guidance. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

Risks Related to the BIG Platform and BIGToken Project

There can be no assurance that BIGTokens will ever be issued.

The Company recently announced its intent to develop the BIGToken Platform as a means of securing higher quality user data. The Company anticipates that a material part of the platform will be the issuance of BIGTokens to users. There can be no assurance that it will do so. Should the Company fail to issue the BIGTokens, the attractiveness of the BIGToken Platform may be materially affected and we will not recognize the benefits of the project.

There is currently no trading market for BIGTokens, and a trading market may never develop.

If the BIGTokens are ultimately issued, there is currently no trading market available for the BIGTokens, no Designated Exchange, and peer-to-peer transfers will not be permitted unless and until holders are notified otherwise by the Company and informed of the requirements to and conditions to do so. As a result of recent regulatory developments, conventional crypto exchanges are currently unwilling to list securities tokens, such as the proposed BIGTokens. As a result, if and when issued and they become transferable, BIGTokens may only be tradable on very limited range of venues, including U.S. registered exchanges or regulated alternative trading systems for which a Form ATS has been properly submitted to the SEC. Currently, the Company is unaware of any operational ATS or exchange capable of supporting secondary trading in BIGTokens, if and when issued. Additionally, even if the BIGTokens are issued and become transferable, we may rely on technology, including smart contracts, to implement certain restrictions on transferability in accordance with federal or state securities laws. There can be no assurances that such technology will function properly, which could result in technological limitations on transferability and expose the Company to legal and regulatory issues. As a result of these technological, legal and regulatory considerations, a market for the BIGToken may never be developed and, if developed, may, for a variety of technological, legal and regulatory reasons, never become operational or efficient. In the event that a market for BIGTokens does not develop, the value of the BIGTokens would be materially adversely affected which could also have a materially adverse effect on our BIGToken Platform and the anticipated benefits therefrom.

Regulatory authorities may never permit a trading system to become operational on which BIGTokens could trade.

Numerous regulatory authorities, including FINRA and the SEC, would need to permit a trading system on which the BIGToken could trade to become operational. If FINRA, the SEC or any other regulatory authority objected to such system or exchange, such regulatory authorities could prevent the system or exchange from ever becoming operational. Any such regulatory issues would have a material adverse impact on our BIGToken Platform project.

The potential application of U.S. laws regarding investment securities to the tokens is unclear.

Securities, such as the BIGToken are novel and the application of U.S. federal and state securities laws is unclear in many respects. Because of the differences between securities such as the BIGToken and traditional investment securities, there is a risk that issues that might have easily been resolved by existing law if traditional securities were involved may not be easily resolved for securities such as BIGToken, if and when issued. In addition, because of the novel risks posed by securities such as BIGToken, it is possible that securities regulators may interpret laws in a manner that adversely effects their value. For example, if applicable securities laws restrict the ability for BIGTokens to be transferred, this would have a material adverse effect on the value of the BIGToken, which could result in a material impact on the BIG Platform project.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets, such as the BIGToken, is uncertain, and new regulations or policies may materially adversely affect the development and the value of the BIG Platform.

Regulation of digital assets, like the anticipated BIGTokens, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, (i) is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them, (ii) varies significantly among international, federal, state and local jurisdictions and (iii) is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of securities such as the BIGToken, tokens generally and, in each case, the technology behind them or the means of transaction in or transferring them. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or that are subject to interpretations that may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Cryptocurrency networks, distributed ledger technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China and Russia. Various foreign jurisdictions may in the near future, adopt laws, regulations or directives that affect securities such as the proposed BIGToken. Such laws, regulations or directives may conflict with those of the United States or may directly and negatively impact our BIGToken Platform. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to the adoption and value of BIGTokens, when and if issued, and the financial performance of our BIGToken Platform, when and if developed.

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

•

general economic conditions and the regulatory environment relating to cryptocurrencies and cryptosecurities; and

•

a decline in the popularity or acceptance of cryptocurrencies or other blockchain-based tokens would adversely affect BIGTokens, when and if issued, and have a materially adverse effect on the BIGToken Platform.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is given with regard to unregistered securities sold since January 1, 2018. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

In January 2018, we issued Al & J Media an additional 150,000 shares for media consulting services pursuant to an extension of their September 2017 Consulting Agreement.

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

On March 31, 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On March 20, 2018, as we began to formally review potential strategic options for SRAXMD, we entered into certain retention and bonus agreements with SRAXMD employees, including Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements with Ms. DeRuggiero, her employment agreement was terminated, and she became a consultant of the Company. The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAXmd, but may be extended by the parties. The terms of the consultancy are substantially similar to her prior employment agreement except that in the event of a sale of the SRAXmd business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,069 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAXmd business. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment.

ITEM 6.

EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13

4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13	10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering	8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18

10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.16**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.17**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.18	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.19	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.20	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.21	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.22	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.23	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.24	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.25	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.27	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.28	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17

10.29	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets		8-K	10.2	001-37916	1/4/17
10.30	Financing Agreement with certain Lenders and Victory Park Management, LLC		8-K	10.23	000-54996	11/4/14
10.31	First Amendment to Financing Agreement dated 5/14/15		10-Q	10.38	000-54996	5/15/15
10.32	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.33	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.34	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.36	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.37	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.38**	Agreements with Erin DeRuggiero dated March 20, 2018	*
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

———————

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 15, 2018	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 15, 2018	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer