Form 10-Q/A
period 2018-03-31
SOCIAL REALITY, Inc.
filed 2018-05-24
CIK 1538217

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the “Form 10 Q”), solely to amend Note 3 to the Financial Statements thereto in order to clarify that on January 1, 2018, we had adopted Accounting Standards Update 2015-14 (Topic 606) and that the adoption had no material impact on our financial statements.

There are no changes or amendments to the Financial Statements contained in the original Form 10-Q.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated financial statements.

The Company has established it only earns revenue from contracts with customers for advertising services.   Therefore, the disclosure requirement to disaggregate revenue information is not material to the Company’s current business model.  These revenue contracts are generally short term in nature, and no more than one year maximum.  The transaction price per contract is derived on prenegotiated cost per thousand (“CPM”) impression basis.  The Company recognizes its revenue from these contracts when it delivers the quantity of advertising impressions for the current period as stipulated in the customer contract.   Once advertising impressions have been delivered, performance under these contracts is satisfied, and there is no ongoing obligation for the Company with regard to returns or warranty.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 31, 2017. The adoption of this ASU did not have a material impact to our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations - Reporting Revenue Gross versus Net, (ASU No. 2016-08) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU No. 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU No. 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company has performed an evaluation of the impact of the adoption of this standard on its consolidated financial statements, and given its revenue recognition practices already in place, this will not have a material impact on the Company’s future presentation of consolidated financial statements. The Company will continue to evaluate new revenue streams as they develop from future new product launches.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. The Company adopted this guidance on January 1, 2018 using the modified retrospective method with no impact on its consolidated financial statements for the two years ending December 31, 2017. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018 and the Company does not expect this guidance will have a material impact on its consolidated financial statements in future periods.

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

ITEM 6.

EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13

4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13	10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering	8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18

10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.16**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.17**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.18	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.19	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.20	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.21	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.22	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.23	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.24	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.25	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.27	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.28	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17

10.29	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets		8-K	10.2	001-37916	1/4/17
10.30	Financing Agreement with certain Lenders and Victory Park Management, LLC		8-K	10.23	000-54996	11/4/14
10.31	First Amendment to Financing Agreement dated 5/14/15		10-Q	10.38	000-54996	5/15/15
10.32	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.33	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.34	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.36	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.37	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.38**	Agreements with Erin DeRuggiero dated March 20, 2018		10-Q	10.38	001-37916	5/15/18
10.39	Amendment to Registration Rights Agreement associated with October 2017 Debenture Financing	*
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

———————

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 24, 2018	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 24, 2018	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer