Form 10-Q
period 2018-06-30
SOCIAL REALITY, Inc.
filed 2018-08-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,440,887 shares of Class A common stock are issued and outstanding as of August 13, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as "BigToken," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "second quarter of 2018" refers to the three months ended June 30, 2018, the "second quarter of 2017" refers to the three months ended June 30, 2017, “2018” refers to the year ending December 31, 2018, and "2017” refers to the year ended December 31, 2017.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.srax.com, www.sraxmd.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,036	$1,017,299
Accounts receivable, net	2,723,472	4,348,305
Prepaid expenses	515,397	468,336
Other current assets	300,898	300,898
Total current assets	3,580,803	6,134,838

Property and equipment, net of accumulated depreciation	155,303	154,546

Goodwill	15,644,957	15,644,957
Intangibles - net	1,743,763	1,642,760
Other assets	31,270	28,598

Total assets	$21,156,096	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$7,001,672	$5,010,815
Total current liabilities	7,001,672	5,010,815

Secured convertible debentures, net	2,516,393	1,711,146

Total liabilities	9,518,065	6,721,961

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,274,220 and 9,910,565 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,274	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	869,500	879,500
Additional paid in capital	38,514,429	37,143,033
Accumulated deficit	(27,756,172)	(21,148,706)
Total stockholders' equity	11,638,031	16,883,738

Total liabilities and stockholders' equity	$21,156,096	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$4,697,351	$5,979,688	$6,808,201	$11,305,852
Cost of revenue	1,320,464	2,644,208	2,138,569	5,923,327
Gross profit	3,376,887	3,335,480	4,669,632	5,382,525

Operating expense
General, selling and administrative expense	5,414,790	3,344,445	9,545,048	7,754,252
Write-off of non-compete agreement	—	—	—	468,751
Restructuring costs	—	—	—	377,961
Total operating expense, net	5,414,790	3,344,445	9,545,048	8,600,964

Loss from operations	(2,037,903)	(8,965)	(4,875,416)	(3,218,439)

Other income (expense)
Interest income (expense)	(486,758)	(197,267)	(921,543)	(330,573)
Amortization of debt issuance costs	(472,589)	(187,568)	(805,247)	(765,708)
Total interest expense	(959,347)	(384,835)	(1,726,790)	(1,096,281)
Exchange Gain or Loss	(596)	—	(5,260)	—
Total other income (expense)	(959,943)	(384,835)	(1,732,050)	(1,096,281)

Loss before provision for income taxes	(2,997,846)	(393,800)	(6,607,466)	(4,314,720)

Provision for income taxes	—	—	—	—

Net loss	$(2,997,846)	$(393,800)	$(6,607,466)	$(4,314,720)

Net (loss) income per share, basic and diluted	$(0.29)	$(0.05)	$(0.65)	$(0.54)

Weighted average shares outstanding, basic and diluted	10,213,618	8,025,017	10,126,247	7,954,294

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(6,607,466)	$(4,314,720)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,161,760	621,327
Amortization of debt issue costs	187,178	612,168
Amortization of debt discount	618,068	153,540
Write-off of non-compete agreement	—	468,751
Provision for bad debts	(5,426)	(21,433)
Depreciation expense	20,036	6,182
Amortization of intangibles	350,165	226,205
Changes in operating assets and liabilities:
Accounts receivable	1,630,258	835,025
Prepaid expenses	(47,060)	8,443
Other assets	(2,672)	1,115
Accounts payable and accrued expenses	2,140,856	(1,058,976)
Unearned revenue	—	135,032
Cash used by operating activities	(554,303)	(2,327,341)

Cash flows from investing activities:
Purchase of equipment	(20,793)	(14,235)
Development of software	(451,168)	(270,328)
Cash used in investing activities	(471,961)	(284,563)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Proceeds from the issuance of common stock in conjunction with warrant exercised	50,001	-
Repayments of note payable and PIK interest	—	(3,996,928)
Proceeds from secured convertible debentures, net	—	2,136,629
Net cash provided by financing activities	50,001	1,959,702

Net decrease in cash and cash equivalents	(976,263)	(652,202)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$41,036	$396,560

Supplemental schedule of cash flow information:
Cash paid for interest	$313,791	$649,199
Cash paid for taxes	$—	$—

Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Issuance of placement agent warrants	$—	$249,028
Issuance of common stock to be issued	$869,500	$100

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from our financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three month and six month period ended June 30, 2018 and 2017. These results are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,344,445 for the three months ended June 30, 2017 to $5,414,790 for the three months ended June 30, 2018. Our general, selling and administrative expenses increased from $7,754,252 for the six months ended June 30, 2017 to $9,545,048 for the six months ended June 30, 2018. We incurred a loss of $2,997,846 for the three months ended June 30, 2018 compared to a net loss of $393,800 for the three months ended June 30, 2017.  We incurred a loss of $6,607,466 for the six months ended June 30, 2018 compared to a net loss of $4,314,720 for the six months ended June 30, 2017. At June 30, 2018, we had an accumulated deficit of $27,756,172. As of June 30, 2018, we had $41,036 in cash and cash equivalents and a deficit in working capital of $3,420,869 as compared to $1,017,299 in cash and cash equivalents and a surplus in working capital of $1,124,023 at December 31, 2017. We continue to experience a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants, both in April 2017. Additionally, in October 2017 we satisfied all amounts outstanding to Victory Park Management, LLC related to its put right for the repurchase of the Financing Warrant (as defined in Note 8), amounting to $1,500,000 plus accrued interest. See Note 8 for a further discussion of this obligation.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically funded our operations and investing activities with cash provided by financing activities.  In late 2017, we announced several new initiatives that could provide additional revenue growth opportunities which are anticipated to launch in the second half of 2018. On August 6, 2018, we announced the completion of the sale of our SRAXmd product group in a transaction valued at up to $52.5 million.

Although we believe that the foregoing actions will assist with our liquidity needs during the 12 months following the issuance of the financial statements, we cannot predict, with certainty, the outcome of our actions will generate liquidity or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us under terms and conditions that are favorable to our success. Additionally, a failure to generate additional liquidity could negatively impact our access to services that are important to the operation of our business.

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

The Company early adopted the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in 2017 with a down round feature as equity. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for three month and six month periods ended June 30, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	June 30, 2017		June 30, 2017
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$396,560	$—	$396,560
Accounts receivable, net	7,597,427	—	7,597,427
Prepaid expenses	324,060	—	324,060
Other current assets	898	—	898
Total current assets	8,318,945	—	8,318,945
Property and equipment, net	63,545	—	63,545
Goodwill	15,644,957	—	15,644,957
Intangibles assets, net	940,613	—	940,613
Other assets	39,135	—	39,135
Total assets	$25,007,195	$—	$25,007,195

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,097,107	$—	$12,097,107
Note payable, net of unamortized costs	—	—	—
Deferred revenue	135,032	—	135,032
Put warrant liability	338,414	(338,414)	—
Debenture warrant liability	723,036	(723,036)	—
Debenture conversion liability	689,942	(689,942)	—
Put Liability	1,500,000	—	1,500,000
Total current liabilities	15,483,531	(1,751,392)	13,732,139
Secured convertible debentures, net	1,811,446	1,678,789	3,490,235
Total liabilities	17,294,977	(72,603)	17,222,374

Commitments and contingencies (Note 11)	—	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 8,025,017 and 6,951,077 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	8,025	—	8,025
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—	—
Common stock to be issued	—	—	—
Additional paid in capital	24,858,241	1,624,346	26,482,587
Accumulated deficit	(17,154,048)	(1,551,743)	(18,705,791)
Total stockholders' equity	7,712,218	72,603	7,784,821
Total liabilities and stockholders' equity	$25,007,195	$—	$25,007,195

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Month Period ended		Three Month Period ended
	June 30, 2017		June 30, 2017
	As Reported	Adjustments	As Adjusted

Revenue	$5,979,688	$—	$5,979,688
Cost of revenue	2,644,208	—	2,644,208
Gross profit	3,335,480	—	3,335,480

Operating expense
General, selling and administrative expense	3,344,445	—	3,344,445
Write-off of non-compete agreement	—	—	—
Restructuring costs	—	—	—
Total operating expense, net	3,344,445	—	3,344,445

Loss from operations	(8,965)	—	(8,965)

Other income (expense):
Interest expense:
Interest expense	(197,267)	—	(197,267)
Amortization of debt issuance costs	(187,568)	—	(187,568)
Total interest expense	(384,835)	—	(384,835)
Loss on repurchase of Series B warrants	(2,053,975)	2,053,975	—
Loss on repricing of Series A warrants	(99,820)	99,820	—
Accretion of put warrants	459,162	(459,162)	—
Accretion of debenture discount and warrants	1,350,746	(1,350,746)	—
Total other income (expense)	(728,722)	343,887	(384,835)

Loss before provision for income taxes	(737,687)	343,887	(393,800)

Provision for income taxes	—	—	—

Net loss	$(737,687)	$343,887	$(393,800)

Net loss per share, basic and diluted	$(0.09)	$0.04	$(0.05)

Weighted average shares outstanding, basic and diluted	8,025,017	—	8,025,017

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Month Period ended		Six Month Period ended
	June 30, 2017		June 30, 2017
	As Reported	Adjustments	As Adjusted

Revenue	$11,305,852	$—	$11,305,852
Cost of revenue	5,923,327	—	5,923,327
Gross profit	5,382,327	—	5,382,327

Operating expense
General, selling and administrative expense	7,754,252	—	7,754,252
Write-off of non-compete agreement	468,751	—	468,751
Restructuring costs	377,961	—	377,961
Total operating expense, net	8,600,964	—	8,600,964

Loss from operations	(3,218,439)	—	(3,218,439)

Other income (expense):
Interest expense:
Interest expense	(330,573)	—	(330,573)
Amortization of debt issuance costs	(765,708)	—	(765,708)
Total interest expense	(1,096,281)	—	(1,096,281)
Loss on repurchase of Series B warrants	(2,053,975)	2,053,975	—
Loss on repricing of Series A warrants	(99,820)	99,820	—
Accretion of put warrants	2,353,725	(2,353,725)	—
Accretion of debenture discount and warrants	1,350,746	(1,350,746)	—
Total other income (expense)	454,395	(1,550,676)	(1,096,281)

Loss before provision for income taxes	(2,764,044)	(1,550,676)	(4,314,720)

Provision for income taxes	—	—	—

Net loss	$(2,764,044)	$(1,550,676)	$(4,314,720)

Net loss per share, basic and diluted	$(0.35)	$(0.19)	$(0.54)

Weighted average shares outstanding, basic and diluted	7,954,294	—	7,954,294

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Month Period Ended		Six Month Period ended
	June 30, 2017		June 30, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(2,764,044)	$(1,550,676)	$(4,314,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	621,327	—	621,327
Amortization of debt issuance costs	612,168	—	612,168
Loss on repurchase of Series B warrants	2,053,975	(2,053,975)	—
Loss on repricing of Series A warrants	99,820	(99,820)	—
Accretion of put warrants	(2,353,725)	2,353,725	—
Accretion of debenture discount and warrants	(1,350,746)	1,350,746	—
Write-off of non-compete agreement	468,751	—	468,751
Amortization of debt discount	153,540	—	153,540
Provision for bad debts	(21,433)	—	(21,433)
Depreciation expense	6,182	—	6,182
Amortization of intangibles	226,205	—	226,205
Changes in operating assets and liabilities:
Accounts receivable	835,025	—	835,025
Prepaid expenses	8,443	—	8,443
Other current assets	1,115	—	1,115
Accounts payable and accrued expenses	(1,058,976)	—	(1,058,976)
Unearned revenue	135,032	—	135,032
Net cash used in operating activities	(2,327,341)	—	(2,327,341)

Cash flows from investing activities
Purchase of equipment	(14,235)	—	(14,235)
Development of software	(270,328)	—	(270,328)
Net cash used in investing activities	(284,563)	—	(284,563)

Cash flows from financing activities
Proceeds from the issuance of common stock	3,820,001	—	3,820,001
Proceeds from secured convertible debentures, net	2,136,629	—	2,136,629
Repayments of note payable and PIK interest	(3,996,928)	—	(3,996,928)
Net cash (used in) provided by financing activities	1,959,702	—	1,959,702

Net (decrease) increase in cash and cash equivalents	(652,202)	—	(652,202)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	$396,560	$—	$396,560

Supplemental schedule of cash flow information
Cash paid for interest	$649,199	$—	$649,199
Cash paid for taxes	$—	$—	$—

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

Revenue Recognition

The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $54,277 and $59,703 at June 30, 2018 and December 31, 2017, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

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

At June 30, 2018, three customers accounted for more than 10% of the accounts receivable balance for a total of 58.2%.

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

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2018 and December 31, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Black Scholes Merton model.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

The Company had historically performed its annual goodwill and impairment assessment on September 30th of each year. Due to the seasonal and cyclical nature of advertising sales in general, timing of the Company’s annual budgeting process, and the short-term nature of the Company’s advertising sales contracts, it was determined that it would be more effective and efficient to conduct the annual impairment analysis instead at December 31st of each year. This would also better align the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter. The Company changed the date for its impairment testing during the fourth quarter 2016. The Company does not believe this change had any material impact on its unaudited condensed consolidated financial statements and continues to evaluate potential interim impairment to goodwill consistent with its historical practices.

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

The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach that utilized a discounted cash flow model based on revenue and profit forecasts. The Company performed its annual impairment test and no impairment of goodwill was  recorded for the twelve month period ended December 31, 2017. No interim impairments have been recorded regarding its goodwill during the three months ended June 30, 2018 or 2017, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three months ended June 30, 2018 or 2017, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

There were 4,911,353 common share equivalents at June 30, 2018 and 5,913,372 common share equivalents at June 30, 2017. For the three months ended June 30, 2018 and 2017, respectively, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

The Company has established it only earns revenue from contracts with customers for advertising services.   Therefore, the disclosure requirement to disaggregate revenue information is not material to the Company’s current business model.  These revenue contracts are generally short term in nature, and no more than one year maximum.  The transaction price per contract is derived on pre-negotiated cost per thousand (“CPM”) impression basis.  The Company recognizes its revenue from these contracts when it delivers the quantity of advertising impressions for the current period as stipulated in the customer contract.   Once advertising impressions have been delivered, performance under these contracts is satisfied, and there is no ongoing obligation for the Company with regard to returns or warranty.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations - Reporting Revenue Gross versus Net, (ASU No. 2016-08) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU No. 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU No. 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company has performed an evaluation of the impact of the adoption of this standard on its consolidated financial statements, and given its revenue recognition practices already in place, this did not have a material impact on the Company’s future presentation of consolidated financial statements. The Company will continue to evaluate new revenue streams as they develop from future new product launches.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 31, 2017. The adoption of this ASU did not have a material impact to our consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES

Sale of SRAXmd product group:

On July 29, 2018, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Halyard MD Opco, LLC (“Halyard”), an affiliate of Halyard Capital, a private equity firm. Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, we agreed to sell to Halyard, substantially all of the assets related to our SRAXmd product for aggregate consideration of up to $52,500,000 (the “Purchase Price”). The Purchase Price consists of (i) $33,500,000 in cash, (ii) $10,000,000 worth of securities issued by Halyard’s parent entity, Halyard MD, LLC (“Equity Issuance”) and (iii) an earn-out of up to $9,000,000 upon the SRAXmd product line achieving certain gross profit thresholds (the “Earn-Out”). On August 6, 2018, we closed the transaction and transferred the SRAXmd product line to Halyard in exchange for the Purchase Price.

Components of operating results for the SRAXmd product group have not been classified as discontinued operations. Pursuant to guidance in ASC 205-20, Discontinued Operations, we noted that the SRAXmd product group was not a reportable segment or a separate operating segment and nor was it deemed to be a strategic shift. Under this guidance, an entity presents a disposal as a discontinued operation if it “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” ASC Topic 205-20-45 does not clearly define on a quantitative basis as to how an entity would establish whether a component, business activity is individually significant. Additionally, the sale of the SRAXmd product line did not qualify under ASC Topic 360-10-35 to 45 for determination of the gain or loss. The sale of the SRAXmd product group does not constitute a shift in our corporate strategy or purpose as we continue to operate a diversified product group of digital advertising tools, as we have done since inception in 2010. The core technology and other key elements of the SRAX advertising platform will remain owned by us, with certain license agreements for use of our software granted to Halyard under the Asset Purchase Agreement. SRAXmd was a product developed from our core technology. Additionally, per the Asset Purchase Agreement, 12 of our employees as of June 30, 2018 will transfer to Halyard.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

SRAXmd, like each of the remaining seven SRAX product groups/offerings, has not historically operated as a discrete business entity or division within our company. As such, it along with the other product groups rely upon shared employees and a shared technology platform to operate. Furthermore, certain advertisers may also purchase advertising across multiple product lines, making individual product financial statements more difficult to segregate. Due to its in-house organic development, SRAXmd also has no capitalized assets that may be presented as held for sale on our balance sheet.

Based on management’s best estimates, for the three and six month periods ended June 30, 2018 and 2017, the unaudited results for revenue and cost of sales attributable to the SRAXmd product group are estimated below:

	Three months ended June 30			Six months ended June 30
	2018	2017	%	2018	2017	%

Revenue	$3,659,113	$2,638,551	38.7%	$5,257,330	$3,843,069	36.8%

Cost of Sales	$593,887	$437,735	35.7%	$954,679	$640,413	49.1%
Gross Profit	$3,065,226	$2,200,816	39.3%	$4,302,651	$3,202,655	34.3%
Gross Margin	83.77%	83.41%	0.4%	81.84%	83.34%	-1.8%
General, Sales & Administrative expense	$1,387,825	$709,200.75	95.7%	$2,275,534	$1,109,979	105.0%

Operating Income	$1,677,401	$1,491,615	12.5%	$2,027,117	$2,092,677	-3.1%

There is no specific depreciation and amortization, or interest expense specifically attributable to the SRAXmd product line.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Office equipment	$272,207	$251,415
Accumulated depreciation	(116,904)	(96,869)
Property and equipment, net	$155,303	$154,546

Depreciation expense for the three months ended June 30, 2018 and 2017 was $10,595 and $2,948, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $20,035 and $6,182, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2018	December 31, 2017
Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired software – Leapfrog	617,069	617,069
Internally developed software	1,205,308	754,140
	3,828,377	3,377,209
Accumulated amortization	(2,084,614)	(1,734,449)
Carrying value	$1,743,763	$1,642,760

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

During the three months ended June 30, 2018 and six months ended June 30, 2018, the Company capitalized $219,394 and $451,064, respectively, of costs associated with the development of internal-use software, including directly related payroll costs.

On August 17, 2017, the Company acquired software from Leapfrog Media Trading in exchange for 200,000 shares of Class A common stock and 350,000 warrants with a term of five years and an exercise price of $3.00. This software is currently being integrated into our platform and we estimate launching by December 31, 2018. No other assets, customers, employees, intangibles or business operations were acquired in this transaction.

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

Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement and $94,097 for the internally developed software for the three months ended June 30, 2018. Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement, and $28,602 for the internally developed software for the three months ended June 30, 2017. Amortization expense was $75,600 for intellectual property, $104,167 for the non-compete agreement and $170,398 for the internally developed software for the six months ended June 30, 2018. Amortization expense was $75,600 for intellectual property, $104,167 for the non-compete agreement, and $46,440 for the internally developed software for the six months ended June 30, 2017.

The estimated future amortization expense for the remainder of 2018 and the years ended December 31 thereafter, are as follows:

Remainder of 2018	$293,828
2019	752,429
2020	461,243
2021	236,263
$1,743,763

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2018	December 31, 2017
Accounts payable, trade	$4,901,731	$2,858,871
Accrued expenses	1,568,122	1,800,621
Accrued compensation	230,620	256,164
Accrued commissions	301,199	95,159
Total	$7,001,672	$5,010,815

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

NOTE 8 – NOTES PAYABLE

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014 (the "Financing Agreement Closing Date"), we entered a financing agreement (the "Financing Agreement") with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder (the "Agent"). The initial and subsequent notes issued (the “Financing Notes”) bore interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the Financing Agreement Closing Date and extending through the last day of the calendar month during which our financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If we achieved a reduction in the leverage ratio as described in the Financing Agreement, the PIK interest rate declined on a sliding scale from 4% to 2%. The Financing Notes issued under the Financing Agreement were scheduled to mature on October 30, 2017.

During 2017, we completely repaid the Financing Notes and made principal and PIK interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2017:

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended June 30, 2018 and 2017, $93,540 and $34,028, respectively, of debt issuance costs were amortized as interest expense. During the six months ended June 30, 2018 and 2017, $187,179 and $612,168, respectively, of debt issuance costs were amortized as interest expense. As of June 30, 2018, $839,040 of deferred debt issuance costs remain to be amortized.

During the three months ended June 30, 2018 and 2017, $0 and $0, respectively, were recorded as PIK interest expense. During the t months ended June 30, 2018 and 2017, $0 and $0, respectively, were recorded as PIK interest expense.

Pursuant to the Financing Agreement, we issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share (the "Financing Warrant"). The warrant contains beneficial ownership limitations prohibiting the exercise of the Financing Warrant if it would result in the holder beneficially owning more than  4.99% of the Company's issued and outstanding Class A common stock after exercise. Pursuant to the Financing Warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the Financing Notes issued, but prior to October 30, 2019, to exercise its put right under the terms of the Financing Warrant, pursuant to which the warrant holder could sell to the Company, and the Company  would be required to purchase from the warrant holder, all or any portion of the Financing Warrant that had not been previously exercised. The put right purchase price was equal to an amount based upon the percentage of the Financing Warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with our then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, we were notified by the warrant holder that it was exercising its put right. We had a period of 45 days from the date of notice to repay the right or negotiate a settlement. If the right remained unpaid after the 45-day period, interest would accrue on the unpaid balance at a rate of 14% per annum. On October 27, 2017, we paid the warrant holder $1,567,612, consisting of: (i) the $1,500,000 warrant value, and (ii) accrued interest of $67,612.

Financing and Security Agreement with FastPay

In September 2016, we executed a Financing and Security Agreement, as amended (collectively, the "FastPay Agreement"). with FastPay Partners, LLC to create an accounts receivable-based credit facility. The FastPay Agreement was further amended in April 2018.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Under the April 2018 amended terms of the FastPay Agreement, FastPay may, at its sole discretion, purchase our eligible accounts receivable. Upon any acquisition of accounts receivable, FastPay will advance us up to 80% of the gross value of the purchased accounts, up to a maximum of $4,000,000 in advances. Each account receivable purchased by FastPay will be subject to a factoring fee rate specified in the FastPay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over 30 days. We are subject to a concentration limitation on the percentage of debt from any single customer of 25% to the total amount outstanding on its purchased accounts, subject to an increase to 30% for one specific large customer.

We are obligated to repurchase accounts remaining uncollected after a specified deadline, and FastPay will generally have full recourse against us in the event of nonpayment of any purchased accounts. Our obligations under the FastPay Agreement are secured by a first position security interest in its accounts receivable, deposit accounts and all proceeds therefrom.

The FastPay Agreement contains covenants that are customary for agreements of this type and are primarily related to accounts receivable and audit rights. We are also required to provide FastPay with 30-day notice of any transaction that result, or would result in, a “change of control” as defined in the FastPay Agreement. The failure to satisfy covenants under the FastPay Agreement or the occurrence of other specified events that constitute an event of default, as defined, could result in the termination of the FastPay Agreement and/or the acceleration of our obligations. The FastPay Agreement contains provisions relating to events of default that are customary for agreements of this type.

The current FastPay Agreement has a term of 18 months and automatically renews thereafter for successive one-year terms, subject to earlier termination by written notice by the Company, provided all obligations are paid, including the payment of an early termination fee.

At June 30, 2018, $1,761,415 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

NOTE 9 – PUT WARRANT LIABILITY

As more fully described in Note 11, we issued Series A Warrants and Series B Warrants in connection with a securities purchase agreement dated January 4, 2017. At issuance, the Series A Warrants and the Series B Warrants were accounted for utilizing ASC 815 “Derivatives and Hedging”. We incurred a liability for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

We identified embedded derivatives related to the warrants issued. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that we record the fair value of the derivatives as of the inception date of the warrants and to adjust the fair value as of each subsequent balance sheet date. At the inception of the warrants, we determined a fair value of $3,038,344 of the embedded derivatives.

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

Fair value at June 30, 2017 was estimated to be $1,143,781 and based on a risk-free interest rate of 1.875% for both the Series A Warrants and the Series B Warrants, an expected term of 5.25 years for the Series A Warrants and 4.75 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

During the period ended June 30, 2017, the decrease in the fair value of the warrant derivative liability of $1,894,563 was recorded as a gain on change in fair value of derivative liability.

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

We chose to early adopt the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized all warrants issued in 2017 with a down round features as equity. Adjustments to our previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for three month period ended June 30, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

The put warrant liability is comprised of the following at June 30, 2017:

	June 30, 2017	Adjustments	June 30, 2017
Initial derivative liability on issuance of put warrants	$3,038,344	$(3,038,344)	$—

Less accretion of put warrants	(2,699,930)	2,699,930	—

Put warrant liability	$338,414	$(338,414)	$—

In April 2017, we repurchased the Series B Warrants from our January 2017 private offering for $2,500,000.

As a result of the sale of the Debentures (see Note 10), the exercise price of the Series A Warrants issued to investors in our January 2017 private offering was reset to $2.245 per share. The Company recognized a loss on the repricing of these warrants amounting to $99,820.

NOTE 10 – SECURED CONVERTIBLE DEBENTURES, NET

In April 2017, we sold in a private placement an aggregate of : (i) $5,000,000 principal amount of 12.5% secured convertible debentures (the “Debentures”); and (ii) five-year Series A warrants (the “Debenture Warrants”) representing the right to acquire up to 833,337 shares of our Class A common stock.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

The Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant Series B warrants, the terms of which will be identical to the Debenture Warrants, to purchase a number of shares of our Class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd. As of June 30, 2018, we are in compliance with all financial covenants.

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

The Debenture Warrants are initially exercisable at $3.00 per share and, if at any time after the six-month anniversary of the issuance the underlying shares of our Class A common stock are not covered by an effective resale registration statement, the Debenture Warrants are exercisable on a cashless basis. The conversion price of the Debentures and the exercise price of the Debenture Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to a floor of $1.40 per share. If we fail to timely deliver the shares of our Class A common stock upon any conversion of the Debentures or exercise of the Debenture Warrants we will be subject to certain buy-in provisions. Pursuant to the terms of the Debentures and Debenture Warrants, the Debentures and Debenture Warrants cannot be converted or exercised, respectively, if it result in the holder beneficially owning more than 4.99% of the number of issued and outstanding shares of Class A common stock, as such percentage ownership is determined in accordance with the terms of the Debentures and the Debenture Warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to us.

Under the terms of the transaction, we also granted the purchasers of the Debentures the right to purchase an additional $3,000,000 of Debentures upon the same terms and conditions. The right to purchase additional Debentures was exercised in the October 2017 offering as described below.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Chardan Capital Markets, LLC, Noble Capital Markets, Inc. and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation) , all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities. In addition, an affiliate of Noble purchased Debentures amounting to $720,000 and was issued Debenture Warrants to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions amounting to $276,700 to these broker-dealers in connection with the sale of the Debentures. Additionally, we issued Chardan placement agent warrants ("Chardan Placement Agent Warrants") to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We issued Noble placement agent warrants (“Noble Placement Agent Warrants”) to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable six months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees warrants (“Aspenwood Warrants”) to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing six months from the issuance date. We included the shares underlying the Chardan Placement Agent Warrants, the Noble Placement Agent Warrants, and the Aspenwood Warrants in the afore-described resale registration statement that was declared effective by the SEC in June 2017.

The net proceeds to us from the offering, after deducting placement agent fees and estimated offering expenses, were approximately $4,566,405. We utilized $2,500,000 of the net proceeds to satisfy a put obligation under the Series B Warrants from our January 2017 offering as described in Note 11. The balance of the net proceeds was used to pay down accounts payable and satisfy other working capital requirements.

On October 26, 2017, we sold an aggregate of: (i) $5,180,157.78 in principal amount of 12.5% secured convertible debentures (the "Debentures"); and (ii) five year Series A common stock purchase warrants (the “October 2017 Warrants”) representing the right to acquire up to 863,365 shares of our Class A common stock. The securities sold included:  (i) $2,000,000 of debentures and October 2017 Warrants pursuant to the exercise of a green shoe provision contained in the transaction documents for the purchase and sale of the Debenturesin our April 2017 Offering and (ii) $3,180,157.78 of additional debentures.

The debentures, which mature on April 21, 2020, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on January 1, 2018. Our obligations under the Debentures are secured pari-passu with the Debentures issued in our April 2017Offering. The Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter described.

The Debentures have a conversion price floor of $1.40 with regard to anti-dilution protection for subsequent equity sales at a price lower than 120% of the then applicable conversion price.

Subject to our compliance with certain equity conditions (as more fully set forth in the Debentures), upon 20 trading days' notice to the holders we have the right to redeem the debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the debentures. Upon any optional redemption, we are obligated to issue the holder additional warrants, the terms of which will be identical to the October 2017 Warrants, to purchase a number of shares of our Class A common stock equal to 50% of the conversion shares issuable on an as-converted basis as if the principal amount of the debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we receive to redeem a portion of the principal amount of the then outstanding debentures. We are also required to redeem the Debentures, at the holder’s right, upon our failure to maintain certain financial covenants as further described in the Debentures.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

The October 2017 Warrants are initially exercisable at $3.00 per share and, are subject to cashless exercise after six months if the shares underlying the warrants are not subject to an effective resale registration statement. The Series A Warrants also contain anti-dilution protection for subsequent equity sales for a price lower than the then applicable exercise price, with a floor of $1.40.

The conversion price of the Debentures and the exercise price of the October 2017 Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions. If we fail to timely deliver the shares upon any conversion of the Debentures or exercise of the October 2017 Warrants, we will be subject to certain buy-in provisions. Pursuant to the terms of the Debentures and October 2017 Warrants, a holder will not have the right to convert any portion of the Debentures or exercise any portion of the October 2017 Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the issued and outstanding shares of our Class A common stock; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

We also agreed to use up to approximately $1.57 million in proceeds from the offering to pay a $1.5 million put obligation of the outstanding Financing Warrant plus $.07 million in accrued interest on the amount outstanding.

Pursuant to a registration rights agreement, we agreed to file a registration statement registering the resale of the shares underlying the debentures and the Series A warrants within thirty (30) days from the date of the registration rights agreement. We also agreed to have the registration statement declared effective within 90 days from the date of the registration rights agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. We are also obligated to pay the investors, as partial liquidated damages, a fee of 2.0% of each investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided.  As a result of the registration statement not being declared effective until May 25, 2018, we have accrued partial liquidated damages of $267,863 as of June 30, 2018 (including interest accruing at 18% per annum). The registration rights agreement was declared effective on June 25, 2018.

Chardan Capital Markets, LLC acted as lead placement agent and Aspenwood Capital acted as co-placement agent, in connection with the sale of the securities. Pursuant to their respective engagement agreements, we paid Chardan Capital a cash commission of $149,021 and Aspenwood a cash commission of $70,000. We also issued an aggregate of 160,000 placement agent warrants to Chardan Capital and an aggregate of 23,337 placement agent warrants to Aspenwood.

Convertible Notes

During the year ended December 31, 2017, certain holders of the Debentures exercised their rights to convert amounts of principal totaling $3,335,000 into 1,111,667 shares of the Company’s Class A common stock. During the three and six month period ended June 30, 2018, the Company made no repayments on the Debentures.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

During the three and six month period ended June 30, 2018, the Company recorded interest expense on the convertible debentures totaling $377,912 and $695,756, respectively, including the portion accrued for liquidated damages related to the Registration Rights Agreement that became effective on May 25, 2018.  During the three and six month periods ended June 30, 2018, the Company also recognized $472,589 and $805,247 of amortization of debt discount and deferred financing costs. During the three and six month period ended June 30, 2017, the Company recorded interest expense on the convertible debentures totaling $0 and $116,781, respectively.  During the three and six month periods ended June 30, 2017, the Company also recognized $187,568 and $765,708 of amortization of debt discount and deferred financing costs.

Future minimum principal payments under senior secured convertible notes as of June 30, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,845,157
Total minimum principal payments	6,845,157
Less: debt discount	(839,040)
Less: deferred debt issuance costs	(3,489,724)
Convertible notes, net	$2,516,393

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On January 4, 2017, we sold an aggregate of: (i) 761,905 shares of Class A common stock; and (ii) five-year Series B Warrants representing the right to acquire up an additional 380,953 shares of our Class A common stock at an exercise price of $7.00 per share. The shares of our Class A common stock and the Series B Warrants were sold in a registered direct offering and we received gross proceeds of $3,980,001. Simultaneously we conducted a private placement with the same investors for no additional consideration of Series A Warrants representing the right to acquire up to an additional 380,953 shares of our Class A common stock at an exercise price of $6.70 per share. The Series A Warrants are exercisable for five years commencing 6 months from the date of closing of the private sale of the Series A Warrants to the investors. The exercise price of the Series A Warrants is subject to full ratchet adjustment in certain circumstances, subject to a floor price of $1.20 per share. The adjustment provisions under the terms of the Series A Warrants will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. In addition, if there is no effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the warrants are exercisable on a cashless basis. If we fail to timely deliver the shares underlying the warrants, we will be subject to certain buy-in provisions. As a result of the sale of the Debentures in April 2017, the exercise price of the Series A Warrants issued to investors in our January 2017 private offering were reset to $2.245 per share.

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

Pursuant to the terms of the warrants, a holder of a warrant will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered to us.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

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

Pursuant to an engagement letter dated December 29, 2016 by and between the Company and Chardan Capital Markets, Chardan Capital agreed to act as the Company’s placement agent in connection with both the registered direct offering and a concurrent private placement. Pursuant to the agreement, the Company paid Chardan Capital a cash fee equal to $160,000 (4% of the gross proceeds), as well as reimbursement of its expenses related to the offering in the amount of $15,000. In addition, the Company granted Chardan Capital a warrant to purchase 76,190 shares of Class A common stock (the “Placement Warrants”). The Placement Warrants have an exercise price of $6.50 per share and are exercisable for 5.5 years commencing six months from the issuance date. The shares underlying the Placement Warrants were included in a resale registration statement on Form S-3 that was declared effective by the SEC in June 2017.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

In January 2018, we issued Al & J Media an additional 150,000 shares for media consulting services pursuant to an extension of their September 2017 Consulting Agreement.  In August 2018, we issued Al & J Media an additional 150,000 shares pursuant to this same agreement.

In March 2018, we issued 6,667 shares of Class A common stock to one employee for vested stock awards.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

In March 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

In June 2018, one investor in the Company’s October 2017 debenture financing exercised 44,815 Series A common stock purchase warrants at an exercise price of $2.245 per share, on a cashless basis.

In June 2018, one investor in the Company’s October 2017 debenture financing exercised 16,667 Series A common stock purchase warrants at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $50,000.

As of June 30, 2018, we have accrued as issuable to William Packer 3,774 shares of Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares will be issued from our 2016 equity compensation plan.

In July 2018, one investor in the Company’s October 2017 debenture financing exercised 16,667 Series A common stock purchase warrants at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $50,000.

Stock Awards

During the three months ended June 30, 2018 and 2017, respectively, there were no new grants of stock awards made nor were any previously issued grants forfeited. During the six months ended June 30, 2018 and 2017, respectively, there were no new grants of stock awards made, no awards were forfeited during the six months ended June 30, 2018, and awards in the amount of 3,333 common shares were forfeited during the six months ended June 30, 2017.

During the three months ended June 30, 2018 and 2017, we recorded stock award expenses of $52,189 and $124,398, respectively. During the six months ended June 30, 2018 and 2017, we recorded stock award expenses of $104,378 and $269,246, respectively.

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

During the three months and six month period ended June 30, 2017, an aggregate of 662,773 common stock purchase warrants, having exercise prices of between $5.00 and $10.00, per share, expired.

On January 24, 2018, 176,400 Common Stock purchase warrants, having exercise prices of $7.50, per share, expired.

During the three months ended June 30, 2018 and 2017, we recorded stock option expense of $83,941 and $95,846, respectively. During the six months ended June 30, 2018 and 2017, we recorded stock option expense of $167,882 and $190,534, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 20, 2018, as we began to formally review potential strategic options for SRAXMD, we entered into certain retention and bonus agreements with SRAXMD employees, including Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements with Ms. DeRuggiero, her employment agreement was terminated, and she became a consultant of the Company. The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAXmd, but may be extended by the parties. The terms of the consultancy are substantially similar to her prior employment agreement except that in the event of a sale of the SRAXmd business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,069 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAXmd business. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment. (See Note 15: Subsequent Events).

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

Rent expense for office space amounted to $68,997 and $56,990 for the three month period ended June 30, 2018 and 2017, respectively. Rent expense for office space amounted to $137,068 and $125,209 for the six month period ended June 30, 2018 and 2017, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

The fair value of the 2017 Senior Secured Convertible Notes was $6,845,257 as of June 30, 2018. The fair value of the Convertible Notes was $6,845,257 as of December 31, 2017. All Convertible Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis - Fernandes model to value the 2017 Senior Convertible Notes as of June 30, 2018.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2018 and December 31, 2017:

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Put Warrant liability	$—	$—	$—	$—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives in Convertible Notes	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	41,036	41,036	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$41,036	$41,036	$—	$—

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Put Option Liability	$—	$—	$—	$—
Contingent Consideration	—	—	—	—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market Funds	1,017,299	1,017,299	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$1,017,299	$1,017,299	$—	$—

The Company’s Warrant liability, embedded Warrant Put Option and the contingent consideration payments as well as the securities are measured at fair value on a recurring basis. As of June 30, 2018 and December 31, 2017, the Underwriter Warrant liability, embedded Warrant Put Option and the fundamental change and make-whole interest provisions embedded in the 2020 Notes are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. As of December 31, 2016, the embedded Put Option is reported on the balance sheet in derivative and warrant liability. The Company used the settlement value for liability, the Put Option at December 31, 2016. The outstanding put option at December 31, 2016 was settled in January 2017. The Company incurred a warrant put option liability as a result of warrants issued in the January 2017 equity financing. This warrant put option liability was settled in April 2017 as it fair value of $2.5 million. Changes in the fair value of the Put Option liability in the 2016 was reflected in the statements of operations as a change in value adjustment.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	June 30, 2018	December 31, 2017
Balance as of beginning of period	$—	$1,500,000
Payments	—	(1,500,000)
Adjustment to fair value	—	—
Balance as of end of period	$—	$—

NOTE 15 – SUBSEQUENT EVENTS

Asset Purchase Agreement

On July 29, 2018, we entered into an asset purchase agreement with Halyard MD Opco, LLC, an affiliate of Halyard Capital, a private equity firm. Pursuant to the terms and subject to the conditions set forth therein, we agreed to sell to Halyard, substantially all of the assets related to the SRAXmd product line for aggregate consideration of up to $52,500,000. The purchase price consists of (i) $33,500,000 in cash, (ii) $10,000,000 worth of equity in Halyard’s parent entity, Halyard MD, LLC and (iii) an earn-out of up to $9,000,000 upon Halyard achieving certain gross profit thresholds. The assets to be purchased under the Asset Sale are more fully described in the asset purchase agreement.

The earn-Out is calculated as follows: (a) $2,250,000 if gross margins for the year ending December 31, 2018 are greater than or equal to $13,500,000 (the “Earn-out Threshold”), plus (b) $2.70 for each dollar of gross margin between the Earn-out Threshold and $16,000,000; provided, in no event shall Halyard be obligated to pay us an earn-out payment in excess of $9,000,000. If gross margins for 2018 do not exceed the Earn-out Threshold, the required earn-out payment shall be zero ($0) and Halyard shall not be obligated to make any additional payments to the Company. In the event of certain adjustments pursuant to the earn-out (as further calculated below), Halyard may cancel certain units underlying the equity issuance to us (as described in the purchase price.

Not later than five (5) days prior to the closing date, the Company will provide an estimated working capital statement and within one hundred twenty (120) days of the closing date, Halyard will prepare a closing working capital statement. Working Capital shall include the current assets of the business on the closing date minus its current liabilities as further described in the asset purchase agreement. Upon receipt of the working capital closing statement, we shall have the right to review and object on terms more fully set forth in the asset purchase agreement. Once a final working capital amount is agreed upon, to the extent such working capital exceeds the estimated working capital, the selected escrow agent shall release escrowed funds to us and to the extent the estimated working capital exceeds the working capital, the escrow agent will release the difference in amount to Halyard. The amount escrowed was $500,000 for working capital. We and Halyard further agreed to indemnify each other from certain losses resulting from breaches under the asset purchase agreement in an amount up to $435,000.

Upon closing on August 6, 2018, we terminated the employment of 12 employees, each of which will become an employee of Halyard.

Additionally, we agreed that for a period of three (3) years from the closing date, not to hire, approach, contact or solicit any Halyard employee or compete directly with Halyard with regard to the SRAXmd product line, and for a period of two (2) years from the closing, date, Halyard will not hire, approach, contact, or solicit any employee of the Company.

We also entered into a transition services agreement with Halyard to provide them with certain subsequent to closing.

Additionally, we entered into a master services agreement whereby we will provide Halyard with access to certain of our employees and consultants at varying fees to be determined on a per employee/consultant basis.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

In connection with the transaction, we were obligated to (i) pay up to an aggregate of approximately $3,322,579 in stay bonuses (assuming no Earn-Out), (ii) repurchase 514,557 shares of Class A common stock of one of our prior employees at a price per share of $5.80, or an aggregate of $2,985,068.60 and (iii) repurchase 160,000 Class A common stock purchase options at a price of $1.83 per option or an aggregate of $293,000. The payments underlying the stay bonuses vary based on each employee and correlate to the amount of net proceeds received in the Asset Sale.

We also paid Chardan Capital Markets and Noble Capital Markets, as financial advisors in the transaction, each a fee of $854,000 (aggregate of $1,709,500).

In connection with the transaction, we obtained consent from the holders of the Company’s 12.5% senior secured convertible debentures due on April 21, 2020 (the “Debentures”) and agreed to pay the outstanding liquidated damages and interest accrued thereunder to the Debenture holders. Additionally, the Company and the Debenture holders agreed to amend and restate Schedule 2 of the Debentures.

Additionally, we were obligated to pay one half of the costs arising out of a representations and warranties insurance policy of Halyard (with our payment not to exceed $175,000) and approximately $1,952,427 in amounts due to Fast Pay Partners LLC under a financing and security agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The core elements of our business as of June 30, 2018 are:

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

•

SRAXmd, in which we sold a majority of our interest but retained a 31% ownership stake effective August 6, 2018, serves ads to both Healthcare Professionals and Patients using patent-pending process and technology. First and third-party data allow us to reach more than 400,000 Healthcare Professionals and Patients with real-time ad targeting, serving banner and video ads to personal devices. Advertising agencies and pharmaceutical clients contract with us directly to secure ad space and to license the MOSEE ad targeting platform on an annual basis.

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

In late 2017, we announced the launch of  BIGToken. Presently we are developing BIGToken as a wholly owned subsidiary of Social Reality and eventually anticipate spinning the company out to our shareholders. In March of 2018, we announced the Alpha launch of the BIG platform to a select group of individuals and entities. Users participating in our BIGToken Alpha will be able to create an account, integrate third party accounts and answer serves in order to create an initial data graph. Participants in the Alpha will be awarded points as opposed to a BIGToken. Although the Alpha launch was a major milestone for the BIGToken project, there can be no assurance that we will complete final development of the BIGToken project or if developed, that it will be successful.

We commenced our closed Beta of the BIGToken platform during the second quarter of 2018, and anticipate commencing an open Beta during the third quarter of 2018. It is anticipated that the BIGToken platform will become generally available in early 2019. Notwithstanding the foregoing anticipated development dates, to fully launch BIGToken, not only will we be required to complete development and testing of the platform, but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform. There can be no assurances that we will be able to comply with such laws or regulations on a timely basis, if at all. Our failure to adequately comply with such laws and regulations, or comply with them on a timely basis, will greatly impact the value and utility of the BIGToken platform.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended June 30,
	2018	2017	change
	(unaudited)
Revenue	$4,697,351	$5,979,688	(21.4)%
Cost of revenue	1,320,464	2,644,208	(50.1)%
Gross margin percentage	71.9%	55.8%	28.9%
Operating expense, net	5,414,790	3,344,445	61.9%
Operating loss	(2,037,903)	(8,965)	22,631.8%
Other income (expense)	(959,943)	(384,835)	149.4%
Net loss	$(2,997,846)	(393,800)	661.3%
	Six Months Ended June 30,
	2018	2017	change
	(unaudited)
Revenue	$6,808,201	$11,305,852	(39.8)%
Cost of revenue	2,138,569	5,923,327	(63.9)%
Gross margin percentage	68.6%	47.6%	44.1%
Operating expense, net	9,545,048	8.600,964	11.0%
Operating loss	(4,875,416)	(3,218,439)	51.5%
Other income (expense)	(1,732,050)	(1,096,281)	58.0%
Net loss	$(6,607,466)	(4,314,720)	53.1%

Revenue

While revenue decreased during the three months ended June 30, 2018 from the comparable period in 2017, by $1,282,337, gross profit grew slightly in the period, by $41,407, reflecting our strategic shift that began in 2017 to focus on higher margin revenue opportunities from our advertising clients.

For the six month period ended June 30, 2018, revenue declined by $4,497,651 from the comparable period in 2017, and gross profit declined by $3,784,758, reflecting the remaining higher volume, lower margin revenue remaining from contracts that expired in the first quarter of 2017.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 100% of the cost of revenue was attributable to payments to website publishers and other media providers for the three and six month period ending June 30, 2018 and 2017. Cost of revenue as a percentage of revenue declined to 28.1% for the second quarter of 2018 from 44.2% for the three months ended June 30, 2017. Cost of revenue as a percentage of revenue declined to 45.8% for the first six months of 2018 from 52.4% for the six month period ended June 30, 2017.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense increased 61.9% in the second quarter of 2018 from the comparable period in 2017, driven primarily by stock based compensation of 150,000 shares issued for media consulting services and by headcount additions in our SRAXmd and BigToken product groups necessary for future revenue growth. Net operating expense increased only 11% in the six month period ending June 20, 2018 due to other fixed cost savings in the first quarter of 2018.

Other income (expense)

Other income (expense) in the first quarter of 2018 represents factoring fees and interest due on convertible debentures, as well as amortization of deferred debt issuance costs. Total interest expense increased to $959,347 for the three month period ended June 30, 2018 as compared to the $384,835 during the same period in 2017 due to two factors. First, the October 2017 Debenture issuance resulted in a higher level of total debt and interest incurred. Second, we recorded one-time liquidated damages in the second quarter of 2018 that resulted from delays in obtaining effective registration of the securities issued in the October Debenture financing. Total interest expense increased to $1,726,790 for the six month period ended June 30, 2018 as compared to $1,096,281 during the same period in 2017 due to these factors.

We believe that our overall interest expense during the balance of 2018 will remain flat as these two events normalize into the latter portion of 2018.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended June 30,
	2018	2017
Net Loss	$(2,997,846)	$(393,800)
plus
Equity Based compensation	995,630	108,885
Adjusted net loss	$(2,002,216)	$(284,915)
Exchange Gain or Loss	596	—
Interest Expense	959,347	384,835
SRAXmd Transaction Fees	49,513	—
Depreciation and amortization	194,576	131,433

Adjusted EBITDA	$(798,184)	$221,353

	For the Six Month Period Ended June 30,
	2018	2017
Net Loss	$(6,607,466)	$(4,314,720)
plus
Equity Based compensation	1,161,760	621,327
Adjusted net loss	$(5,445,706)	$(3,693,393)
Exchange Gain or Loss	5,260	—
Restructuring costs	—	377,961
Write off of non-compete agreement	—	468,751
Interest Expense	1,726,790	1,096,281
SRAXmd Transaction Fees	71,678	—
Depreciation and amortization	370,201	232,387

Adjusted EBITDA	$(3,271,777)	$(1,518,013)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At June 30, 2018, we had an accumulated deficit of $27,756,172. As of June 30, 2018, we had $41,036 in cash and cash equivalents and a net working capital deficit of $3,420,869 as compared to $1,017,299 in cash and cash equivalents and a net working capital surplus of $1,124,023 at December 31, 2017. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant (as defined in Note 8 of the footnotes to the Financial Statements).

During the third quarter of 2017 we launched the BigToken project. To date, we have not segregated the costs and expenses of BigToken from our other operating expenses. We estimate that we have incurred an aggregate of approximately $913,229 of operating expenses related to this project during the six month period ended June 30, 2018. We anticipate that BigToken will be financed independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities. Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that BigToken will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues. In the event that BigToken is not able to secure independent funding, we may nonetheless continue to develop the BigToken project internally albeit on a reduced scope and extended time frame. In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BigToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

On July 29, 2018, the Company announced it had entered into an asset purchase agreement with a group of institutional investors to acquire a majority interest in that business.  This transaction closed on August 6, 2018, resulting in proceeds of approximately $20 million of cash into the company (See Note 15: Subsequent Events).

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. The repayment of these notes had adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. During April 2017, we raised $5,000,000 through the sale of 12.5% convertible debentures. We utilized $2,500,000 of the proceeds of this sale to satisfy the put obligation of the Series B Warrants issued to investors in the January 2017 offering. The balance of the debenture sales proceeds was used to satisfy the payment of accounts payable and other working capital requirements. During October 2017, we raised an additional $5,180,157 through the sale of similar 12.5% convertible debentures. We utilized $1,567,612 of the proceeds of this sale to satisfy obligations due under the Financing Warrant. The balance of the October 2017 debenture sales proceeds were also used to satisfy the payment of accounts payable and other working capital requirements.

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

Cash flows from operating activities

Net cash used in operating activities was $554,303 during the six months ended June 30, 2018 compared to net cash used in operating activities of $2,327,341 for the comparable period in 2017. During the six months ended June 30, 2018, the Company’s accounts receivable increased by $1,630,258 from the accounts receivable balance at December 31, 2017. Accounts payable and accrued liabilities during the six months ended June 30, 2018 increased by $2,140,856 from the period ending December 31, 2017.

Cash flows from investing activities

During the six months ended June 30, 2018 net cash used in investing activities was $471,961 as compared to $284,563 during the six months ended June 30, 2017. Our principal use of cash in investing activity is to acquire equipment and develop internally used software.

Cash flows from financing activities

During the six months ended June 30, 2018 net cash provided by financing activities was $50,001, consisting of proceeds from the exercise of warrants for common stock. During the comparable period in 2017, net cash in the amount of $1,959,702 was used in financing activities which primarily consisted of proceeds from the sale of common stock of $3,820,001 and proceeds from the sale of convertible secured debentures of $2,136,629, offset by a $3,996,928 repayment of notes payable.

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

Upon default, remedies range from notice and cure, to acceleration of both principal and interest. Our operations may not generate sufficient cash to enable us to service our debt. Upon an event of default under the debentures, if we were unable to cure the default within the prescribed periods, if at all, the holders could accelerate all amounts then due. If we were unable to repay these obligations, the holders could foreclose on our assets, in which case our ability to continue our business and operations as then conducted would be in jeopardy. If the holders should foreclose on our assets, it is likely you would lose your entire investment in our company. These obligations may further adversely impact our business and operations in other areas, including making it more difficult to satisfy our other obligations, increasing our vulnerability in the event of a downturn in our business prospects and limiting our flexibility to plan for, or react to, changes in our markets and possibly placing us at a competitive disadvantage when compared to our competitors who have less debt. We are currently in compliance with the provisions of the debt covenants and are current with our interest payments as of August 7, 2018.

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

In 2017, the Company announced its intent to develop the BIGToken Platform as a means of securing higher quality user data. The Company anticipates that a material part of the platform will be the issuance of BIGTokens to users. There can be no assurance that it will do so. Should the Company fail to issue the BIGTokens, the attractiveness of the BIGToken Platform may be materially affected and we will not recognize the benefits of the project.

There is currently no trading market for BIGTokens, and a trading market may never develop.

If the BIGTokens are ultimately issued, there is currently no trading market available for the BIGTokens, no designated exchange, and peer-to-peer transfers will not be permitted unless and until holders are notified otherwise by the Company and informed of the requirements to and conditions to do so. As a result of recent regulatory developments, conventional crypto exchanges are currently unwilling to list securities tokens, such as the proposed BIGTokens. As a result, if and when issued and they become transferable, BIGTokens may only be tradable on very limited range of venues, including U.S. registered exchanges or regulated alternative trading systems for which a Form ATS has been properly submitted to the SEC. Currently, the Company is not aware of any operational ATS or exchange capable of supporting secondary trading in BIGTokens, if and when issued. Additionally, even if the BIGTokens are issued and become transferable, we may rely on technology, including smart contracts, to implement certain restrictions on transferability in accordance with federal or state securities laws. There can be no assurances that such technology will function properly, which could result in technological limitations on transferability and expose the Company to legal and regulatory issues. As a result of these technological, legal and regulatory considerations, a market for the BIGToken may never be developed and, if developed, may, for a variety of technological, legal and regulatory reasons, never become operational or efficient. In the event that a market for BIGTokens does not develop, the value of the BIGTokens would be materially adversely affected which could also have a materially adverse effect on our BIGToken Platform and the anticipated benefits therefrom.

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

In January 2018, we issued Al & J Media an additional 150,000 shares for media consulting services pursuant to an extension of their September 2017 Consulting Agreement. In August 2018, we issued an additional 150,000 shares to this vendor pursuant to the same Consulting Agreement.

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

On June 30, 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14

4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	DEF 14A	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Amended and Restated Schedule 2 to 12.5% Senior Secured Convertible Debentures	8-K	4.01	001-37916	7/30/18
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18

10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17

10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC		8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15		10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.39**	Agreements with Erin DeRuggiero dated March 20, 2018		10-Q	10.38	001-37916	5/15/18
10.40	Amendment to Registration Rights Agreement associated with October 2017 Debenture Financing		10-Q/A	10.39	001-37916	5/24/18
10.41	Form of Asset Purchase Agreement with Halyard MD Opco		8-K	10.01	001-37916	7/30/18
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

———————

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

August 14, 2018	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 14, 2018	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer