Form 10-Q
period 2018-09-30
SOCIAL REALITY, Inc.
filed 2018-11-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,133,330 shares of Class A common stock are issued and outstanding as of November 6, 2018.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as "BigToken," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "third quarter of 2018" refers to the three months ended September 30, 2018, the "third quarter of 2017" refers to the three months ended September 30, 2017, “2018” refers to the year ending December 31, 2018, and "2017” refers to the year ended December 31, 2017.

All share and per share information contained in this report gives retroactive effect to the 1:5 reverse stock split of our Class A common stock in September 2016.

The information which appears on our web sites www.srax.com, www.sraxmd.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,423,573	$1,017,299
Accounts receivable, net	969,110	4,348,305
Prepaid expenses	448,784	468,336
Other current assets	417,813	300,898
Total current assets	16,259,280	6,134,838

Property and equipment, net of accumulated depreciation	153,619	154,546

Goodwill	15,644,957	15,644,957
Intangibles – net	1,832,323	1,642,760
Other assets	451,145	28,598

Total assets	$34,341,324	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$2,475,229	$5,010,815
Total current liabilities	2,475,229	5,010,815

Secured convertible debentures, net	2,943,109	1,711,146

Total liabilities	5,418,338	6,721,961

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,183,330 and 9,910,565 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,183	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	—	879,500
Additional paid in capital	37,343,937	37,143,033
Accumulated deficit	(8,431,134)	(21,148,706)
Total stockholders' equity	28,922,986	16,883,738

Total liabilities and stockholders' equity	$34,341,324	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenues	$2,015,391	$5,554,182	$8,823,592	$16,861,449
Cost of revenue	763,610	2,454,919	2,902,179	8,378,247
Gross profit	1,251,781	3,099,263	5,921,413	8,483,202

Operating expense
General, selling and administrative expense	4,869,232	3,659,202	14,414,279	11,395,454
Write-off of non-compete agreement	—	—	—	486,750
Restructuring costs	—	—	—	377,961
Total operating expense, net	4,869,232	3,659,202	14,414,279	12,260,165

Loss from operations	(3,617,451)	(559,939)	(8,492,866)	(3,776,963)

Other income (expense)
Interest income (expense)	(318,942)	(338,010)	(1,240,485)	(668,583)
Amortization of debt issuance costs	(726,716)	(133,224)	(1,531,963)	(898,932)
Total interest expense	(1,045,658)	(471,234)	(2,772,448)	(1,567,515)
Gain on sale of assets	23,978,389	—	23,978,389	—
Other non-operating income (expense)	9,758	—	4,498	—
Total other income (expense)	22,942,489	(471,234)	21,210,439	(1,567,515)

Income (loss) before provision for income taxes	19,325,038	(1,031,173)	12,717,573	(5,344,478)

Provision for income taxes	—	—	—	—

Net income (loss)	$19,325,038	$(1,031,173)	$12,717,573	$(5,344,478)

Net (loss) income per share, basic and diluted	$1.91	$(0.13)	$1.26	$(0.67)

Weighted average shares outstanding, basic and diluted	10,112,804	8,115,790	10,121,717	8,008,717

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$12,717,573	$(5,344,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,756,795	947,968
Gain on sale of SRAXmd	(23,978,389)	—
Amortization of debt issue costs	325,791	515,082
Amortization of debt discount	1,206,172	383,850
PIK Interest expense accrued to principal	—	51,323
Write-off of non-compete agreement	—	486,750
Provision for bad debts	(8,600)	(181,702)
Depreciation expense	30,730	14,240
Amortization of intangibles	512,308	358,698
Changes in operating assets and liabilities:
Accounts receivable	1,816,668	1,377,870
Prepaid expenses	(196,929)	(209,007)
Other assets	(119,462)	12,762
Accounts payable and accrued expenses	(3,005,533)	(721,272)
Unearned revenue	—	67,516
Cash used in operating activities	(8,942,876)	(2,240,400)

Cash flows from investing activities:
Purchase of equipment	(29,803)	(97,287)
Development of software	(701,871)	(454,368)
Proceeds from SRAXmd	22,980,824	—
Cash provided by (used in) investing activities	22,249,150	(551,655)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Proceeds from the issuance of common stock in conjunction with warrant exercised	100,000	—
Repayments of note payable and PIK interest	—	(3,996,928)
Proceeds from secured convertible debentures, net	—	2,136,629
Net cash provided by financing activities	100,000	1,959,702

Net increase (decrease) in cash and cash equivalents	13,406,274	(832,353)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$14,423,573	$216,409

Supplemental schedule of cash flow information:
Cash paid for interest	$758,767	$649,199
Cash paid for taxes	$—	$—

Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Issuance of placement agent warrants	$—	$249,028
Issuance of common stock to be issued, issued now	$879,500	$100
Shares issued for convertible note conversions	$300,000	$—

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

We are a digital marketing and data management company that delivers our customers the ability to reach and engage with their target audiences

We derive our revenue from:

•	sales of data-centric digital advertising campaigns to advertising agencies and brands;
•	sales of media inventory owned by our publishing partners through real-time bidding, or RTB, exchanges;
•	sales and licensing of our SRAX Social platform and related media; and,
•	creation of custom platforms for buying media on SRAX for large brands.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from our financial statements but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the three month and nine month period ended September 30, 2018 and 2017. These results are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, establish and develop new business units, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,659,202 for the three months ended September 30, 2017 to $4,869,232 for the three months ended September 30, 2018. Our general, selling and administrative expenses increased from $11,395,454 for the nine months ended September 30, 2017 to $14,342,601 for the nine months ended September 30, 2018. We generated net income of $19,325,038 for the three months ended September 30, 2018 compared to a net loss of $1,031,173 for the three months ended September 30, 2017. We generated net income of $12,717,573 for the nine months ended September 30, 2018 compared to a net loss of $5,344,478 for the nine months ended September 30, 2017. At September 30, 2018, we had an accumulated deficit of $8,431,134. As of September 30, 2018, we had $14,423,573 in cash and cash equivalents and a surplus in working capital of $13,784,051 as compared to $1,017,299 in cash and cash equivalents and a surplus in working capital of $1,124,023 at December 31, 2017. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically funded our operations and investing activities with cash provided by financing activities. In late 2017, we announced several new initiatives intended to provide additional growth opportunities which launched in the third quarter of 2018. On August 6, 2018, we announced the completion of the sale of our SRAXmd product group in a transaction valued at up to $52.5 million.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Although we believe that the foregoing actions will assist with our liquidity needs during the 12 months following the issuance of the financial statements, there is no assurance that the outcome of our actions will result in liquidity. If we continue to experience operating losses, we may need to raise additional capital through the sale of our equity and/or debt securities. Although historically we have funded our operations through the sale of our debt and equity securities, there is no assurance that we will be able to raise additional capital or that if such capital is raised, it will be on favorable terms. A failure to generate additional liquidity could negatively impact our business, including our access to critical business services. Additionally, if we require additional capital and are not able to secure it, we may need to greatly curtail our current and planned business initiatives.

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

The Company early adopted the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized warrants issued in 2017 with a down round feature as equity. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for three month and nine month periods ended September 30, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	September 30, 2017		September 30, 2017
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$216,409	—	$216,409
Accounts receivable, net	7,196,915	—	7,196,915
Prepaid expenses	541,510	—	541,510
Other current assets	6,898	—	6,898
Total current assets	7,961,732	—	7,961,732
Property and equipment, net	138,539	—	138,539
Goodwill	15,644,957	—	15,644,957
Intangibles assets, net	1,609,228	—	1,609,228
Other assets	21,488	—	21,488
Total assets	$25,375,944	—	$25,375,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,434,810	—	$12,434,810
Leapfrog warrant liability	673,416	(673,416)	—
Deferred revenue	67,516	—	67,516
Put warrant liability	757,476	(757,476)	—
Debenture warrant liability	1,615,844	(1,615,844)	—
Debenture conversion liability	1,936,752	(1,936,752)	—
Put Liability	1,551,323	—	1,551,323
Total current liabilities	19,037,137	(4,983,488)	14,053,649
Secured convertible debentures, net	2,092,798	1,530,660	3,623,458
Total liabilities	21,129,935	(3,452,828)	17,677,107

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 8,232,830 and 6,951,077 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8,233	—	8,233
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—	—
Common stock to be issued	97,500	—	97,500
Additional paid in capital	25,367,237	1,961,415	27,328,652
Accumulated deficit	(21,226,961)	1,491,413	(19,735,548)
Total stockholders' equity	4,246,009	3,452,828	7,698,837
Total liabilities and stockholders' equity	$25,375,944	—	$25,375,944

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Month Period ended		Three Month Period ended
	September 30, 2017		September 30, 2017
	As Reported	Adjustments	As Adjusted

Revenue	$5,554,182	—	$5,554,182
Cost of revenue	2,454,919	—	2,454,919
Gross profit	3,099,263	—	3,099,263

Operating expense
General, selling and administrative expense	3,659,202	—	3,659,202
Write-off of non-compete agreement	—	—	—
Restructuring costs	—	—	—
Total operating expense, net	3,659,202	—	3,659,202

Loss from operations	(559,939)	—	(559,939)

Other income (expense):
Interest expense:
Interest income (expense)	(338,010)	—	(338,010)
Amortization of debt issuance costs	(281,352)	148,128	(133,224)
Total interest expense	(619,362)	148,128	(471,234)
Loss on repurchase of Series B warrants	—	—	—
Loss on repricing of Series A warrants	—	—	—
Accretion of put warrants	(419,062)	419,062	—
Accretion of debenture discount and warrants	(2,139,618)	2,139,618	—
Accretion of Leapfrog warrants	(336,347)	336,347	—
Total other income (expense)	(3,514,389)	3,043,155	(471,234)

Loss before provision for income taxes	(4,074,328)	3,043,155	(1,031,173)

Provision for income taxes	—	—	—

Net loss	$(4,074,328)	3,043,155	$(1,031,173)

Net loss per share, basic and diluted	$(0.50)	0.37	$(0.13)

Weighted average shares outstanding, basic and diluted	8,115,790	—	8,115,790

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Month Period ended		Nine Month Period ended
	September 30, 2017		September 30, 2017
	As Reported	Adjustments	As Adjusted

Revenue	$16,861,449	—	$16,861,449
Cost of revenue	8,378,247	—	8,378,247
Gross profit	8,483,202	—	8,483,202

Operating expense
General, selling and administrative expense	11,395,454	—	11,395,454
Write-off of non-compete agreement	486,750	—	486,750
Restructuring costs	377,961	—	377,961
Total operating expense, net	12,260,165	—	12,260,165

Loss from operations	(3,776,963)	—	(3,776,963)

Other income (expense):
Interest expense:
Interest income (expense)	(668,583)	—	(668,583)
Amortization of debt issuance costs	(1,047,060)	148,128	(898,932)
Total interest expense	(1,715,643)	148,128	(1,567,515)
Loss on repurchase of Series B warrants	(2,053,975)	2,053,975	—
Loss on repricing of Series A warrants	(99,820)	99,820	—
Accretion of put warrants	1,934,663	(1,934,663)	—
Accretion of debenture discount and warrants	(788,873)	788,872	—
Accretion of Leapfrog warrants	(336,347)	336,347	—
Total other income (expense)	(3,059,994)	1,492,479	(1,567,515)

Loss before provision for income taxes	(6,836,954)	1,492,479	(5,344,478)

Provision for income taxes	—	—	—

Net loss	$(6,836,954)	1,492,479	$(5,344,478)

Net loss per share, basic and diluted	$(0.85)	(0.18)	$(0.67)

Weighted average shares outstanding, basic and diluted	8,008,717	—	8,008,717

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Month Period Ended		Nine Month Period ended
	September 30, 2017		September 30, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(6,836,958)	1,492,480	$(5,344,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	947,968	—	947,968
Amortization of debt issuance costs	663,210	(148,128)	515,082
Loss on repurchase of Series B warrants	2,053,975	(2,053,975)	—
Loss on repricing of Series A warrants	99,820	(99,820)	—
Accretion of Leapfrog warrants	336,347	(336,347)	—
Accretion of put warrants	(1,934,663)	1,934,663	—
Accretion of debenture discount and warrants	788,873	(788,873)	—
PIK interest expense accrued to principal	51,323	—	51,323
Amortization of debt discount	383,850	—	383,850
Write off of non-compete agreement	468,751	17,999	486,750
Provision for bad debts	(163,703)	(17,999)	(181,702)
Depreciation expense	14,240	—	14,240
Amortization of intangibles	358,698	—	358,698
Changes in operating assets and liabilities:
Accounts receivable	1,377,870	—	1,377,870
Prepaid expenses	(209,007)	—	(209,007)
Other assets	12,762	—	12,762
Accounts payable and accrued expenses	(721,272)	—	(721,272)
Unearned revenue	67,516	—	67,516
Net cash used in operating activities	(2,240,400)	—	(2,240,400)

Cash flows from investing activities
Purchase of equipment	(97,287)	—	(97,287)
Development of software	(454,368)	—	(454,368)
Net cash used in investing activities	(551,655)	—	(551,655)

Cash flows from financing activities
Proceeds from the issuance of common stock	3,820,001	—	3,820,001
Proceeds from secured convertible debentures, net	2,136,629	—	2,136,629
Repayments of note payable and PIK interest	(3,996,928)	—	(3,996,928)
Net cash (used in) provided by financing activities	1,959,702	—	1,959,702

Net (decrease) increase in cash and cash equivalents	(832,353)	—	(832,353)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	$216,409	—	$216,409

Supplemental schedule of cash flow information
Cash paid for interest	$873,433	—	$873,433
Cash paid for taxes	$—	—	$—

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $51,103 and $59,703 at September 30, 2018 and December 31, 2017, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

At September 30, 2018, two customers accounted for more than 10% of the accounts receivable balance for a total of 43.7%.

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

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2018 and December 31, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Black Scholes Merton model.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

The impairment charge represents the excess of the carrying amount of the goodwill recorded in the acquisition over the implied fair value of the goodwill. The implied fair value of the goodwill is the residual fair value based on an income approach that utilized a discounted cash flow model based on revenue and profit forecasts. The Company performed its annual impairment test and no impairment of goodwill was recorded for the twelve month period ended December 31, 2017. No interim impairments have been recorded regarding its goodwill during the three months ended September 30, 2018 or 2017, respectively.

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three months ended September 30, 2018 or 2017, respectively.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Earnings (Loss) Per Share

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

There were 4,948,354 common share equivalents at September 30, 2018 and 6,254,705 common share equivalents at September 30, 2017. For the three and nine months ended September 30, 2017, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

In connection with its financial instruments project, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in September 2016 and ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

NOTE 4 – ACQUISITIONS AND DIVESTITURES

Sale of SRAXmd:

On August 6, 2018, we completed the sale of substantially all of the assets related to our SRAXmd product line for aggregate consideration of up to $52,500,000. The purchase price consists of (i) $33,500,000 in cash, (ii) $10,000,000 worth of securities issued by the purchaser and (iii) an earn-out of up to $9,000,000 upon the SRAXmd product line achieving certain gross profit thresholds (the “Earn-Out”).  A total of $762,500 of the purchase price was placed into escrow accounts subject to future release.

Given the Company will retain an ongoing equity interest in the purchaser of SRAXmd, the Company evaluated the potential existence of variable interest entity accounting treatment under ASC 810. Given the Company had no imput into the design of the purchasing entity, is not a primary beneficiary of the purchaser entity and has no ongoing role in management or governance other than that of a passive, minority investor, the Company determined that the presence of a variable interest entity was not present.

Assets transferred to the purchaser in the transaction included $3,536,503 of accounts receivable and $216,479 of prepaid expense items. The purchaser also assumed $191,164 of accounts payable obligations and $333,014 of additional accrued expense items. The Company received a credit to the purchase price of $228,803 for over-delivery of working capital beyond a contractual $3 million working capital target. A final working capital calculation will be determined by the parties no later than 120 days following closing of the transaction.

The Company paid $1,709,500 of advisory fees and $351,089 of legal fees at closing. An additional $164,028 was also paid by the Company at closing for insurance premiums and escrow related fees.

The Company recorded a gain on sale of assets totaling $23,978,389. Less escrow holdbacks and other reimbursements, the Company received net proceeds from the transaction totaling $22,980,824.

Components of operating results for the SRAXmd product group have not been classified as discontinued operations. Pursuant to guidance in ASC 205-20, Discontinued Operations, we noted that the SRAXmd product line was not a reportable segment or a separate operating segment and nor was it deemed to be a strategic shift. Under this guidance, an entity presents a disposal as a discontinued operation if it “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” ASC Topic 205-20-45 does not clearly define on a quantitative basis as to how an entity would establish whether a component, business activity is individually significant. Additionally, the sale of the SRAXmd product line did not qualify under ASC Topic 360-10-35 to 45 for determination of the gain or loss. The sale of the SRAXmd product group does not constitute a shift in our corporate strategy or purpose as we continue to operate a diversified product group of digital advertising tools, as we have done since inception in 2010. The core technology and other key elements of the SRAX advertising platform will remain owned by us, with certain license agreements for use of our software granted to the purchaser as part of the transaction. SRAXmd was a product developed from our core technology. In addition to the assets, 12 of our existing employees also transferred.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

SRAXmd, like each of the remaining SRAX product groups/offerings, has not historically operated as a discrete business entity or division within our company. As such, it along with the other product groups rely upon shared employees and a shared technology platform to operate. Furthermore, certain advertisers may also purchase advertising across multiple product lines, making individual product financial statements more difficult to segregate. Due to its in-house organic development, SRAXmd also has no separately capitalized assets that may be presented as held for sale on our balance sheet.

Based on management’s best estimates, for the three and nine month periods ended September 30, 2018 and 2017, the unaudited results for revenue and cost of sales attributable to the SRAXmd product group are estimated below:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Revenue	$1,049,283	$2,631,068	$6,306,613	$6,474,137

Cost of Sales	$146,401	$275,592	$1,101,080	$916,005
Gross Profit	$902,882	$2,355,476	$5,205,533	$5,558,131
Gross Margin	86.0%	89.5%	82.5%	85.9%
General, Sales & Administrative expense	$611,608	$918,429	$2,887,142	$2,028,407

Operating Income	$291,274	$1,437,047	$2,318,391	$3,529,723

There is no specific depreciation and amortization, or interest expense specifically attributable to the SRAXmd product line.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Office equipment	$281,218	$251,415
Accumulated depreciation	(127,599)	(96,869)
Property and equipment, net	$153,619	$154,546

Depreciation expense for the three months ended September 30, 2018 and 2017 was $10,695 and $8,058, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $30,730 and $14,240, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2018	December 31, 2017
Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired software – Leapfrog	617,069	617,069
Internally developed software	1,456,011	754,140
	4,079,080	3,377,209
Accumulated amortization	(2,246,757)	(1,734,449)
Carrying value	$1,832,323	$1,642,760

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

During the three and nine months ended September 30, 2018, the Company capitalized $250,703 and $701,871, respectively, of costs associated with the development of internal-use software, including directly related payroll costs.

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

In connection with a separation and release agreement with Mr. Steel, the Company agreed to reduce the remaining period of the non-compete agreement with Mr. Steel, which was entered into in connection with the acquisition of Steel Media, to a period of eighteen months from the date of his separation from the Company. Accordingly, the Company wrote off $468,750 in value of the non-compete agreement during 2017.

Amortization expense was $37,800 for intellectual property, $17,362 for the non-compete agreement and $106,982 for the internally developed software for the three months ended September 30, 2018. Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement, and $42,610 for the internally developed software for the three months ended September 30, 2017. Amortization expense was $113,400 for intellectual property, $121,528 for the non-compete agreement, and $277,380 for the internally developed software for the nine months ended September 30, 2018. Amortization expense was $113,400 for intellectual property, $156,249 for the non-compete agreement, and $89,049 for the internally developed software for the nine months ended September 30, 2017.

The estimated future amortization expense for the remainder of 2018 and the years ended December 31 thereafter, are as follows:

Remainder of 2018	$144,782
2019	752,429
2020	461,243
2021	473,869
$1,832,323

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2018	December 31, 2017
Accounts payable, trade	$1,988,072	$2,858,871
Accrued expenses	155,702	1,800,621
Accrued compensation	31,769	256,164
Accrued commissions	299,686	95,159
Total	$2,475,229	$5,010,815

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

NOTE 8 – NOTES PAYABLE

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014, we entered a financing agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder. The Financing Notes issued under the financing agreement were scheduled to mature on October 30, 2017.

During 2017, we completely repaid the financing notes and made principal and payment in kind interest repayments in the amount of $3,996,928.

Notes payable consisted of the following at December 31, 2017:

We incurred a total of $3,164,352 of costs related to the financing agreement. These costs were amortized to interest expense over the life of the notes. During the three months ended September 30, 2018 and 2017, $138,612 and $51,042, respectively, of debt issuance costs were amortized as interest expense. During the nine months ended September 30, 2018 and 2017, $325,791 and $663,209, respectively, of debt issuance costs were amortized as interest expense. As of September 30, 2018, $700,428 of deferred debt issuance costs remain to be amortized.

During the three months ended September 30, 2018 and 2017, $0 and $0, respectively, were recorded as payment in kind interest expense. During the nine months ended September 30, 2018 and 2017, $0 and $0, respectively, were recorded as payment in kind interest expense.

Pursuant to the financing agreement, we issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share Pursuant to the terms of the warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date of the notes, but prior to October 30, 2019, to exercise its put right, pursuant to which the warrant holder could sell to the Company, and the Company  would be required to purchase from the warrant holder, all or any portion of the warrant that had not been previously exercised. The put right purchase price was equal to an amount based upon the percentage of the warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with our then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, we were notified by the warrant holder that it was exercising the put right. On October 27, 2017, pursuant to the put right, we paid the warrant holder $1,567,612, consisting of: (i) the $1,500,000 warrant value, and (ii) accrued interest of $67,612.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

At September 30, 2018, $115,659 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

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

Fair value at September 30, 2017 was estimated to be $1,143,781 and based on a risk-free interest rate of 1.875% for both the Series A Warrants and the Series B Warrants, an expected term of 5.25 years for the Series A Warrants and 4.75 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

During the period ended September 30, 2017, the decrease in the fair value of the warrant derivative liability of $1,894,563 was recorded as a gain on change in fair value of derivative liability.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

We chose to early adopt the guidance under ASU 2017-11 for the year end December 31, 2017, and recognized all warrants issued in 2017 with a down round features as equity. Adjustments to our previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for three month period ended September 30, 2017 have been reclassified to reflect the adoption of ASU 2017-11.

The put warrant liability is comprised of the following at September 30, 2017:

	September 30, 2017	Adjustments	September 30, 2017
Initial derivative liability on issuance of put warrants	$757,476	(757,476)	$—

Less accretion of put warrants	—	—	—

Put warrant liability	$757,476	(757,476)	$—

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

NOTE 10 – SECURED CONVERTIBLE DEBENTURES, NET

In April 2017, we sold an aggregate of : (i) $5,000,000 in principal of 12.5% secured convertible debentures; and (ii) five-year Series A warrants representing the right to acquire up to 833,337 shares of our Class A common stock.

The debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as set forth in the debentures. Subject to our compliance with certain equity conditions set forth in the debentures, upon 20 trading days' notice to the holders we have the right to redeem the debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the debentures. Upon any optional redemption, we are obligated to issue the holder Series B warrants, the terms of which will be identical to the Series A warrants, to purchase a number of shares of our Class A common stock equal to 50% of the conversion shares issuable on an as-converted basis as if the principal amount of the debentures had been converted immediately prior to the optional redemption. As of September 30, 2018, we were in compliance with all financial covenants. Effective October 29, 2018, we provided the debenture holders with notice of our intent to optionally redeem the debentures.

The Series A warrants are initially exercisable at $3.00 per share and, if at any time after the six-month anniversary of the issuance the underlying shares of our Class A common stock are not covered by an effective resale registration statement, the Series A warrants are exercisable on a cashless basis. The conversion price of the Debentures and the exercise price of the Debenture Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to a floor of $1.40 per share. If we fail to timely deliver the shares of our Class A common stock upon any conversion of the Debentures or exercise of the Series A warrants we will be subject to certain buy-in provisions. The debentures and Series A warrants, also contain certain beneficial ownership limitations.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Chardan Capital Markets, LLC, Noble Capital Markets, Inc. and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation), all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities. In addition, an affiliate of Noble purchased Debentures amounting to $720,000 and was issued a Series A warrant to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions of $276,700 in connection with the sale of the securities. Additionally, we issued Chardan placement agent warrants to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing nine months from the issuance date. We issued Noble placement agent warrants to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable nine months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees warrants to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.5 years commencing nine months from the issuance date. We included the shares underlying the placement agent warrants in a resale registration statement that was declared effective by the SEC in September 2017.

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

On October 26, 2017, we sold an aggregate of: (i) $5,180,157 in principal amount of 12.5% secured convertible debentures; and (ii) five year Series A common stock purchase warrants representing the right to acquire up to 863,365 shares of our Class A common stock. The debentures and warrants are substantially identical to the debentures and warrants issued in our April 2017 offer described above. Effective October 29, 2018, we provided the debenture holders with notice of our intent to optionally redeem the debentures.

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

Convertible Notes

During the year ended December 31, 2017, certain debenture holders exercised their rights to convert an aggregate of $3,335,000 in principal into 1,111,667 shares of the Company’s Class A common stock. During the three and nine month period ended September 30, 2018, certain debenture holders converted an aggregate of $300,000 in principal into 100,000 shares of the Company’s Class A common stock.

During the three and nine month period ended September 30, 2018, the Company made no other principal payments on the debentures.

During the three and nine month period ended September 30, 2018, the Company recorded interest expense on the convertible debentures totaling $254,615 and $950,371, respectively, including the portion accrued for liquidated damages related to the Registration Rights Agreement that became effective on May 25, 2018. During the three and nine month periods ended September 30, 2018, the Company also recognized $726,716 and $1,531,963 of amortization of debt discount and deferred financing costs. During the three and nine month periods ended September 30, 2017, the Company recorded interest expense on the convertible debentures totaling $157,534 and $274,315, respectively. During the three and nine month periods ended September 30, 2017, the Company recognized $281,352 and $1,047,060 of amortization of debt discount and deferred financing costs.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Future minimum principal payments under senior secured convertible notes as of September 30, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,545,158
Total minimum principal payments	6,545,158
Less: debt discount	(2,901,621)
Less: deferred debt issuance costs	(700,428)
Convertible notes, net	$2,943,109

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On January 4, 2017, we sold an aggregate of: (i) 761,905 shares of Class A common stock; and (ii) five-year Series B Warrants representing the right to acquire up an additional 380,953 shares of our Class A common stock at an exercise price of $7.00 per share. The shares of our Class A common stock and the Series B Warrants were sold in a registered direct offering and we received gross proceeds of $3,980,001. Simultaneously we conducted a private placement with the same investors for no additional consideration of Series A Warrants representing the right to acquire up to an additional 380,953 shares of our Class A common stock at an exercise price of $6.70 per share. The Series A Warrants are exercisable for five years commencing 6 months from the date of closing. The exercise price of the Series A Warrants is subject to full ratchet adjustment in certain circumstances, subject to a floor price of $1.20 per share. The adjustment provisions under the terms of the Series A Warrants will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. In addition, if there is no effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the warrants are exercisable on a cashless basis. If we fail to timely deliver the shares underlying the warrants, we will be subject to certain buy-in provisions. As a result of the sale of the debentures in April 2017, the exercise price of the Series A Warrants issued to investors in our January 2017 private offering were reset to $2.245 per share.

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

Pursuant to an engagement letter dated December 29, 2016 by and between the Company and Chardan Capital Markets, Chardan Capital agreed to act as the Company’s placement agent in connection with both the registered direct offering and a concurrent private placement. Pursuant to the agreement, the Company paid Chardan Capital a cash fee equal to $160,000 (4% of the gross proceeds), as well as reimbursement of its expenses related to the offering in the amount of $15,000. In addition, the Company granted Chardan Capital a warrant to purchase 76,190 shares of Class A common. The warrants have an exercise price of $6.50 per share and are exercisable for 5.5 years commencing nine months from the issuance date. The shares underlying the warrants were included in a resale registration statement that was declared effective by the SEC in September 2017.

The net proceeds to the Company from the offering, after deducting placement agent fees and estimated offering expenses, were $3,830,000. The proceeds of the offering were used to satisfy the outstanding notes issued under the terms of the financing agreement. In connection with the January 2017 capital raise, Victory Park Management, LLC agreed not to exercise the put right prior to May 20, 2017. Victory Park Management, LLC exercised the put right on May 22, 2017. On October 27, 2017, the Company satisfied this obligation in full utilizing a portion of net proceeds from a second debenture financing.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

On September 15, 2017, the Company entered an Investor Relations and Consulting Agreement. The Company engaged the consultant to provide certain consulting services on behalf of the Company. Under the terms of this agreement, which expired on December 15, 2017, the Company engaged consultant to provide a variety of advisory and consulting services to the Company, including introducing the Company to potential sources of media, marketing agreement(s) and/or other strategic alliances which may benefit the Company in the performance of implementing its business plan(s), including but not limited to radio and television media spots; various media publications; and internet podcasts. As compensation for such services, the Company issued consultant 75,000 shares of its Class A common stock, valued at $97,500, on September 15, 2017.

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

In October 2017, certain debenture holders converted an aggregate of $655,000 of debentures into 218,334 shares of Class A common stock.

In October 2017, 83,334 Series A common stock purchase warrants were exercised at a price of $3.00 per share, resulting in gross proceeds to the Company of $250,002.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

In January 2018, we issued a consultant an additional 150,000 shares for media consulting services.  In August 2018, we issued the consultant an additional 150,000 shares pursuant to this same agreement.

In March 2018, we issued 6,667 shares of Class A common stock to one employee for vested stock awards.

In March 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

In July 2018, 16,667 Series A common stock purchase warrants were exercised at a price of $3.00 per share, resulting in gross proceeds to the Company of $50,000.

In August 2018, we issued William Packer 3,774 shares of Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares were issued from our 2016 equity compensation plan.

In June 2018, 44,815 Series A common stock purchase warrants at an exercise price of $2.245 per share, on a cashless basis.

In September 2018, one investor in the Company’s October 2017 debenture financing exercised 16,667 Series A common stock purchase warrants were exercised at a price of $3.00 per share, resulting in gross proceeds to the Company of $50,000.

In September 2018, we issued 100,000 shares of our Class A common stock for legal services rendered.

In September 2018, we issued 50,000 shares of our Class A common stock to Joseph P. Hannan, our chief financial officer, pursuant to his October 2017 employment agreement. The shares were issued pursuant to our 2016 equity compensation plan, and subject to vesting at issue.

In September 2018, we issued 3,334 shares of Class A common stock to one employee for vested stock awards.

During September 30, 2018, certain debenture holders converted an aggregate of $300,000 in principal into 100,000 shares of the Company’s Class A common stock.

On August 6, 2018, we repurchased 514,000 shares of our Class A common stock from Erin DeRuggiero as contracted under the terms of her separation agreement with the Company.

In October 2017, 50,000 shares of our Class A common stock were retired in lieu of cash tax withholding from a vesting on shares previously issued to Joseph P. Hannan, our chief financial officer.

Stock Awards

During the three months ended September 30, 2018 and 2017, respectively, there were no new grants of restricted stock awards made nor were any previously issued grants forfeited. During the nine months ended September 30, 2018 and 2017, respectively, there were no new grants of stock awards made, no awards were forfeited during the nine months ended September 30, 2018, and awards in the amount of 3,333 common shares were forfeited during the nine months ended September 30, 2017.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

During the three months ended September 30, 2018 and 2017, we recorded stock award expenses of $56,496 and $129,166, respectively. During the nine months ended September 30, 2018 and 2017, we recorded stock award expenses of $160,874 and $398,412, respectively.

Stock Options and Warrants

In November 2016, the Company entered a consulting agreement with regard to certain investor relations and public relations services. The term of the consulting agreement is for a period of six-months from the effective date and may be extended for an additional six-month term. In lieu of cash payments for the services rendered by the consultant, the Company issued the consultant a three year Class A common stock purchase warrant to purchase 400,000 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. The warrants vest based on specific milestones. The Company is recognizing the value of the services rendered over the term of the agreement. As of September 30, 2017, the consultant had not yet attained any of the milestones contained within the agreement and the Company reversed $275,637 of expense related hereto.

During the three and nine month periods ended September 30, 2017, an aggregate of 662,773 common stock purchase warrants, having exercise prices of between $5.00 and $10.00, per share, expired.

On January 24, 2018, 176,400 common stock purchase warrants, having exercise prices of $7.50, per share, expired.

On September 11, 2018, 250,000 common stock purchase warrants, having an exercise price of $4.20 per share were granted to Joseph P. Hannan, our chief financial officer.

During the three months ended September 30, 2018 and 2017, we recorded stock option expense of $84,489 and $90,038, respectively. During the nine months ended September 30, 2018 and 2017, we recorded stock option expense of $252,371 and $308,908, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 20, 2018, we entered into certain retention and bonus agreements with SRAXMD employees, including Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements with Ms. DeRuggiero, her employment agreement was terminated, and she became a consultant to the Company. The term of the consultancy expired upon the sale of the assets comprising SRAXmd. Pursuant to the terms of the agreement, we paid Ms. DeRuggiero a total of $5.2 million at closing which also included repurchase of 514,000 shares of our Class A common stock.

On April 2, 2018, we issued a common stock purchase warrant to Kristoffer Nelson, our Chief Operating Officer and a member of our board of directors. The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common Stock at a price per share of $5.78, has a term of three years and vests quarterly over a three (3) year period.

On September 11, 2018, we issued a common stock purchase warrant to Joseph P. Hannan, our Chief Financial Officer. The option entitles Mr. Hannan to purchase 250,000 shares of Class A Common Stock at a price per share of $4.20, has a term of three years and vests quarterly over a three (3) year period.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Rent expense for office space amounted to $69,484 and $35,000 for the three month period ended September 30, 2018 and 2017, respectively. Rent expense for office space amounted to $206,552 and $177,908 for the nine month period ended September 30, 2018 and 2017, respectively.

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

The fair value of the 2017 Senior Secured Convertible Notes was $6,545,158 as of September 30, 2018. The fair value of the Convertible Notes was $6,845,158 as of December 31, 2017. All Convertible Notes fall within Level 3 of the fair value hierarchy as their value is based on the credit worthiness of the Company, which is an unobservable input. The Company used a Tsiveriotis - Fernandes model to value the 2017 Senior Convertible Notes as of September 30, 2018.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2018 and December 31, 2017:

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Put Warrant liability	$—	$—	$—	$—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives in Convertible Notes	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	1,382,926	1,382,926	—	—
U.S. government-sponsored agency securities	13,000,000	13,000,000	—	—
Total assets	$14,382,926	$14,382,926	$—	$—

		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Put Option Liability	$—	$—	$—	$—
Contingent Consideration	—	—	—	—
Embedded Warrant Put Option	—	—	—	—
Embedded Derivatives	—	—	—	—
Total liabilities	$—	$—	$—	$—
Securities:
Certificates of deposit	—	—	—	—
Money Market Funds	1,017,299	1,017,299	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$1,017,299	$1,017,299	$—	$—

The Company’s warrant liability, embedded warrant put option and the contingent consideration payments as well as the securities are measured at fair value on a recurring basis. As of September 30, 2018 and December 31, 2017, the these items are reported on the balance sheets in derivative and warrant liability, while the trading securities are reported on the balance sheets in marketable securities and long-term investments. As of December 31, 2016, the embedded put option is reported on the balance sheet in derivative and warrant liability. The Company used the settlement value for liability, the put option at December 31, 2016. The outstanding put option at December 31, 2016 was settled in January 2017. The Company incurred a warrant put option liability as a result of warrants issued in the January 2017 equity financing. This warrant put option liability was settled in April 2017 as its fair value of $2.5 million.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	September 30, 2018	December 31, 2017
Balance as of beginning of period	$—	$1,500,000
Payments	—	(1,500,000)
Adjustment to fair value	—	—
Balance as of end of period	$—	$—

NOTE 15 – SUBSEQUENT EVENTS

Effective October 29, 2018, we provided holders of our 12.5% convertible debentures with notice of our intent to optionally redeem the debentures.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

The core elements of our business as of September 30, 2018 are:

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

•

SRAX Data Verticals consists of a number of industry specific, branded product offerings that enable advertising agencies and their clients to more precisely execute digital advertising campaigns using second and third party datasets to identify relevant consumer groups across digital video, digital audio, desktop and mobile display, and native and search advertising platforms. Current data vertical products marketed by the Company include SRAXauto, SRAXshopper, SRAXir, and SRAXfan. SRAXmd also previous operated as a data vertical, prior to our August 2018 sale of that product line.

•

SRAX Social is a social media and loyalty platform that allows brands to launch and manage their social media initiatives. Our team works with customers to identify their needs and then helps them in the creation, deployment and management of their social media presence;

•

BigToken is our first party data platform for consumers that is currently in its open Beta development stage.

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

In 2017, we also announced several new data vertical product offerings designed to expand our reach for advertisers to other large digital audiences. SRAXfan is a data vertical focused on advertising to sports fans on their mobile devices in stadiums and sports bars. SRAXauto is another new data vertical launched to target prospective car buyers. While SRAXfan and SRAXauto have formally launched, they remain very early stage. As such, we do not believe these two new initiatives will be significant contributors to revenue growth for the remainder of 2018. SRAXir is expected to launch in the second quarter of 2019. SRAXshopper is our most established data vertical product offering, having launched in 2012 with focus on the consumer packaged goods marketplace.

In late 2017, we announced the launch of BIGToken. Presently we are developing BIGToken as a wholly owned subsidiary of Social Reality and eventually anticipate spinning the company out to our shareholders.

During the third quarter of 2018, we commenced the closed Beta of the BigToken platform and commenced an open Beta in November 2019. It is anticipated that the BIGToken platform will formally launch in mid-2019. Notwithstanding the foregoing anticipated development dates, to fully launch BIGToken, not only will we be required to complete development and testing of the platform, but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform. There can be no assurances that we will be able to comply with such laws or regulations on a timely basis, if at all. Our failure to adequately comply with such laws and regulations, or comply with them on a timely basis, will greatly impact the value and utility of the BIGToken platform.

Results of operations

Selected Consolidated Financial Data

	Three Months Ended September 30,
	2018	2017	Change
	(unaudited)
Revenue	$2,015,391	5,554,182	(63.7%	)
Cost of revenue	763,610	2,454,919	(68.9%	)
Gross margin percentage	62.1%	55.8%	11.3%
Operating expense, net	4,869,232	3,659,202	33.1%
Operating loss	(3,617,451)	(559,939)	546.0%
Other income (expense)	22,942,489	(471,234)	(4,968.6%	)
Net income (loss)	$19,325,038	(1,031,173)	(1,974.1%	)
	Nine Months Ended September 30,
	2018	2017	Change
	(unaudited)
Revenue	$8,823,592	16,861,449	(47.7%	)
Cost of revenue	2,902,179	8,378,247	(65.4%	)
Gross margin percentage	67.1%	50.3%	33.4%
Operating expense, net	14,414,279	12,260,165	17.6%
Operating loss	(8,492,866)	(3,776,963)	124.9%
Other income (expense)	21,210,439	(1,567,515)	(1314.6%	)
Net income (loss)	$12,717,573	(5,344,478)	(338.0%	)

Revenue

Revenue decreased during the three months ended September 30, 2018 from the comparable period in 2017, by $3,538,791 or 63.7%, largely due to the absence of SRAXmd revenues in August and September following the sale of that product group. Gross profit decreased by $1,847,482 or 59.6%, also due to the absence of SRAXmd in August and September.  However, the decline in gross profit was partially offset by higher margins derived from ongoing clients resulting from the strategic shift that began in 2017 to focus on higher margin revenue opportunities from our advertising clients.

For the nine month period ended September 30, 2018, revenue declined by $8,037,857 or 47.7% from the comparable period in 2017, while gross profit declined by $2,561,789 or 30.2%.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. Approximately 100% of the cost of revenue was attributable to payments to website publishers and other media providers for the three and nine month period ending September 30, 2018 and 2017. Cost of revenue as a percentage of revenue declined to 37.9% for the third quarter of 2018 from 44.2% for the three months ended September 30, 2017. Cost of revenue as a percentage of revenue declined to 32.9% for the first nine months of 2018 from 49.7% for the nine month period ended September 30, 2017.

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense increased 33.1% in the third quarter of 2018 from the comparable period in 2017, driven primarily by headcount additions in our SRAXmd and BigToken product groups necessary for future revenue growth. Net operating expense increased 17.6% in the nine month period ending September 20, 2018 due to other fixed cost savings in the first quarter of 2018.

Other income (expense)

Other income (expense) in the first quarter of 2018 represents factoring fees and interest due on convertible debentures, as well as amortization of deferred debt issuance costs. Total interest expense increased to $1,045,658 for the three month period ended September 30, 2018 as compared to the $471,234 during the same period in 2017 due to the October 2017 Debenture issuance which resulted in a higher level of total debt and interest incurred. Total interest expense increased to $2,772,448 for the nine month period ended September 30, 2018 as compared to $1,567,515 during the same period in 2017 due to the same factors as well as us incurring one-time liquidated damages in the second quarter of 2018 resulting from delays in obtaining effective registration of the securities issued in the October Debenture financing.

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

The following is a reconciliation of net loss to adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended September 30,
	2018	2017
Net Income or (loss)	$19,325,038	$(1,031,173)
Plus
Equity Based compensation	594,985	326,641
Adjusted net loss	$19,920,023	$(704,532)
(Gain) or loss on sale of assets	(23,978,389)	—
Interest Expense	1,045,658	471,234
Other non-operating expenses	(9,758)	—
Depreciation and amortization	172,838	140,551

Adjusted EBITDA	$(2,849,628)	$(92,747)

	For the Nine Month Period Ended September 30,
	2018	2017
Net Income or (loss)	$12,717,573	$(5,344,478)
Plus
Equity Based compensation	1,756,745	947,968
Adjusted net loss	$14,474,318	(4,396,510)
(Gain) or loss on sale of assets	(23,978,389)	—
Restructuring costs	—	377,961
Write off of non-compete agreement	—	468,750
Interest Expense	2,772,448	1,567,515
Other non-operating expenses	(4,498)	—
Depreciation and amortization	543,038	372,938

Adjusted EBITDA	$(6,193,083)	$(1,609,346)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At September 30, 2018, we had an accumulated deficit of $8,431,134. As of September 30, 2018, we had $14,423,573 in cash and cash equivalents and a net working capital surplus of $13,784,051 as compared to $1,017,299 in cash and cash equivalents and a net working capital surplus of $1,124,023 at December 31, 2017.

During the third quarter of 2017 we launched the BigToken project. To date, we have not segregated the costs and expenses of BigToken from our other operating expenses. We estimate that we have incurred an aggregate of approximately $1,435,286 of operating expenses related to this project during the nine month period ended September 30, 2018. We anticipate that BigToken will be financed independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities. Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that BigToken will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues. In the event that BigToken is not able to secure independent funding, we may nonetheless continue to develop the BigToken project internally albeit on a reduced scope and extended time frame. In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BigToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

On August 6, 2018, the Company sold a majority interest in its SRAXmd product group, resulting in proceeds of approximately $20 million of cash into the company.

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

Cash flows from operating activities

Net cash used in operating activities was $8,942,876 during the nine months ended September 30, 2018 compared to net cash used in operating activities of $2,240,400 for the comparable period in 2017. During the nine months ended September 30, 2018, the Company’s accounts receivable decreased by $1,816,668 from the accounts receivable balance at December 31, 2017. Accounts payable and accrued liabilities during the nine months ended September 30, 2018 decreased by $3,005,533 from the period ending December 31, 2017.

Cash flows from investing activities

During the nine months ended September 30, 2018 net cash provided by investing activities was $22,249,150 as compared to net cash used in investing activities of $551,655 during the nine months ended September 30, 2017. Our principal use of cash in investing activity is to acquire equipment and develop internally used software. In the third quarter of 2018, we also used $420,000 to purchase an ownership interest in Halyard MD Opco LLC.

Cash flows from financing activities

During the nine months ended September 30, 2018 net cash provided by financing activities was $100,000.  During the comparable period in 2017, net cash in the amount of $1,959,702 was provided by financing activities which primarily consisted of proceeds from the sale of common stock of $3,820,001 and proceeds from the sale of convertible secured debentures of $2,136,629, offset by a $3,996,928 repayment of notes payable.

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

•

general economic conditions and the regulatory environment relating to cryptocurrencies and cryptosecurities; and a decline in the popularity or acceptance of cryptocurrencies or other blockchain-based tokens would adversely affect BIGTokens, when and if issued, and have a materially adverse effect on the BIGToken Platform.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is given with regard to unregistered securities sold since January 1, 2018. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•

In January 3, 2018, we issued 150,000 shares of our Class A common stock in exchange for media consulting services.

•

On January 18, 2018, we issued Colleen DiClaudio, a board member, 7,813 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares were issued from our 2016 equity compensation plan

•

In January 2018, we issued Hardy Thomas, a former board member, 7,195 Class A common shares valued at $10,000 as payment for 2017 services on our board of directors. The shares were issued from our 2016 equity compensation plan.

•

In January 2018, we issued Marc Savas, Malcolm CasSelle, and William Packer each 3,774 Class A common shares valued at $10,000 as payment for their respect 2017 service on our board of directors. The shares were issued from our 2016 equity compensation plan. Mr. Packer is no longer a member of the board of directors of the Company.

•

On April 14, 2018, we issued Marc Savas, Malcolm CasSelle, and Colleen DiClaudio each 5,059 Class A common stock purchase options as partial payment for 2018 services on our board of directors. The options have an exercise price of $4.92 per share, a term of seven (7) years, and vest quarterly over the grant year. The options were issued as partial payment for their respective 2018 services on our board of directors.  Each option grant is valued at $15,000 and were issued from our 2016 equity compensation plan.

•

On June 30, 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievement pursuant to our 2016 equity compensation plan.

•

In August 2018, we issued 150,000 shares of our Class A common stock in exchange for consulting services.

•

On September 30, 2018, 122,950 shares of Class A common stock were awarded to one employee for sales performance achievements. The shares were issued from our 2016 equity compensation plan

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

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

SOCIAL REALITY, INC.

November 14, 2018	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 14, 2018	By:	/s/ Joseph P. Hannan
Joseph P. Hannan, Chief Financial Officer, principal financial and accounting officer