Form 10-K
period 2018-12-31
SOCIAL REALITY, Inc.
filed 2019-04-16
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  40,406,989 based on the closing price of $4.57 on June 29, 2018

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 11,714,092 shares of Class A common stock are issued and outstanding as of April 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

This Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2018 includes restated audited financial statements (and related disclosures) for the year ended December 31, 2017. The restated unaudited financial information for each of the first three quarterly periods in 2018 will be filed separately. Financial information included in our previously filed Form 10-K as filed for the year ended December 31, 2017 and all earnings press releases and similar communications issued by us, for such period, should not be relied upon and is superseded in their entirety by this Form 10-K. We will be filing our amended Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, subsequent to the filing of this Form 10-K, which were delayed due to the restatement.

Accordingly, this Form 10-K includes changes to: (1) our Consolidated Balance Sheet as of December 31, 2017, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the year ended December 31, 2017; (2) our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of, and for our year ended December 31, 2017, in Part II, Item 7 of this Form 10-K; (3) our Risk Factors, in Item 1A of this Form 10-K; and (4) our disclosures and conclusions regarding Controls and Procedures in Part II, Item 9A of this Form 10-K. See below and Note 16 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion of the changes made as a result of the restatement.

The individual restatement matters that underlie the restatement adjustments are described below.

Classification of Warrants

The Company has concluded that the certain Warrants issued in 2017 were required to be classified as liabilities pursuant to the provisions of ASC 815-10 since all of the characteristics of a derivative instrument were met and the Warrants do not qualify for the equity classification scope exception in ASC 815-40-25-10 from derivative accounting, primarily because the Company may be required to cash settle the warrants in circumstances where holders of the Company’s common stock would not be entitled to cash, which is inconsistent with ASC 815-40-55-2 through 55-6. The warrant agreements include a fundamental transaction clause whereby, in the unlikely event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

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

ITEM 1.

BUSINESS.

We are a digital marketing and data technology company with tools to reach and reveal valuable audiences with marketing and advertising communication. Our machine-learning technology analyzes marketing data to identify brands and content owners' core consumers and their characteristics across marketing channels. Through an omnichannel approach that integrates all aspects of the advertising experience into one platform, we discover new and measurable opportunities that amplify campaign performance and maximize profits. In addition to our business services and technologies, we also operate a direct to consumer platform, BIGToken, which enables consumers to own, manage and sell access to their digital identity and data. This provides us with a direct consumer relationship and gives us valuable proprietary data. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory through real-time bidding, or “RTB”, exchanges;

•

sale and licensing of our SRAX Social platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands;

•

Sales of proprietary consumer data.

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

•

SRAXcore is our generalized services and technologies supporting brands and agencies in data management, audience optimization, and multi-channel and omnichannel media and marketing services;

•

SRAXshopper tools enable brands and agencies to connect with shoppers driving in store an online sales; and

•

SRAXir tools to assist public companies in analyzing and marketing to their shareholder population; and

•

BIGToken which is a platform that allows consumers to manage and participate in the sales of their digital data.

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

Competition

We operate in a highly competitive environment. Our competitors include companies who focus on the RTB market and companies who are focused on providing social media applications on a managed and self-service basis. We believe we compete based on our ability to: (i) assist our customers in obtaining the best available prices, (ii) our excellent customer service and (iii) our innovative products and service offerings. The barrier to entry to our industry is low. We believe that in the future we will face increased competition from these companies as they expand their operations as well as new entrants to our industry. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our company. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or media inventory and our revenue and results of operations could decline.

BIGToken Platform

On February 1, 2019, our BIGToken platform (“BIGToken Platform”), an advertising-based platform initiative intended to reward consumers, become generally available. Users of the BIGToken Platform receive points for undertaking certain actions on the platform. These points are redeemable for cash directly from us. We also anticipate that users will be able to redeem the points for goods and/or services offered by our sponsors. The value each point being redeemed is at the discretion of management with regard to cash payments and we anticipate at the discretion of our sponsors with regard to goods and/or services. Since the BIGToken Platform become generally available, approximately 11,000,000 user accounts have been registered on the BIGToken Platform.

In February of 2019, we filed a registration statement with the United States Securities and Exchange Commission (“SEC”) in order to register shares of our BIGToken preferred tracking stock (“BIGToken”). Subsequently, we received comments from the SEC and are currently reviewing such comments. In the event the registration statement is declared effective by the SEC, we also anticipate allowing our users to convert the points earned after the registration becomes effective into BIGTokens. As of the date hereof, we have not issued any BIGTokens.

Notwithstanding the foregoing, we believe that in order to fully launch the BIGToken Platform and recognize all the benefits therefrom, not only will we be required to further increase the functionally of the platform (the development of blockchain technology that has yet to be developed and implemented regarding the tracking of brand transactions) but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform and specifically, BIGToken. There is no assurance that we will be able to successfully develop and/or scale the BIGToken Platform, including BIGToken, or that we will be able to comply with any applicable state or federal laws or regulations on a timely basis, if at all. Our failure to successfully develop and/or scale the BIGToken Platform, including BIGToken, or comply with state and federal laws and regulations, could greatly impact the value and utility of the BIGToken Platform and could materially impact our operations and business.

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

Employees

At March 15, 2019, we had 61 full-time employees. We also contract for the services of an additional approximately 75 individuals from a third-party provider in Mexicali, Mexico. There are no collective bargaining agreements covering any of our employees.

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

Risks Related to our Business

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

Although we reported Net Income for the year-ended December 31, 2018 we reported losses from operations of 11,719,151.  At December 31, 2018, we had an accumulated deficit of $18,778,348. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased 3.1% in 2018 from 2017. As described elsewhere herein, in 2017 we made certain changes in our operations to limit growth of operating expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

Our management and audit committee have determined the need to restate certain of our consolidated financial statements for the year ending December 31, 2017 and quarters ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 as a result of the improper accounting treatment of certain warrants.

On April 7, 2019, management and the audit committee of our board of directors determined that our previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017 should no longer be relied upon. In addition, we determined that related press releases, earnings releases, and investor communications describing our financial statements for these periods should no longer be relied upon. The errors identified are all non-cash and primarily related to our classification of certain outstanding warrants with provisions that allow the warrant holder to force cash redemption under certain circumstances. Accordingly, we plan to restate the annual, quarterly and year-to-date audited and unaudited consolidated financial statements for the foregoing periods.

Accordingly, although we previously disclosed that we had ineffective controls, investors in our securities may lose confidence in our financial statements and management, which could result in a decrease in our stock price and negative sentiment in the investment community.

The restatement of certain of our financial statements may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings and shareholder litigation.

As a result of the plan to restate our previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our  audited consolidated financial statements for the year ending December 31, 2017, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, shareholder lawsuits or a review by the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements.  As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our management has determined that, as of December 31, 2018, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, management has determined that we have yet to fully remediate the previously identified material weaknesses.

We believe our failure to maintain effective systems of internal controls over financial reporting have resulted in our need to restate the following previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note, 16, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 14, “Quarterly Financial Information (unaudited)” under Item 8 of this Form 10-K/A, we have concluded that our previously issued financial statements as of December 31, 2017 and for each of the quarterly and year-to-date periods in 2017, and the quarterly periods through September 30, 2018 should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of misstatements. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions. See Item 9A. “Controls and Procedures” of this Form 10-K for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from or to users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry. Our BIGToken platform has experienced an increase in the occurrence of such attempts and we cannot be assured that we will be able to prevent a successful attack on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts or take other actions on our BIGToken Platform for purposes such as spreading misinformation, attempting to have us improperly purchase user data or other objectionable ends. As a result of recent attention and growth of our BIGToken Platform, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we are currently in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our BIGToken Platform, and to prevent or detect security breaches, we cannot assure you that such measures will ultimately become operational or provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices, especially with regard to the BIGToken Platform. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino, Kristoffer Nelson and Michael Malone. We are a party to an employment agreement with each of Mr. Miglino, and Mr. Malone, and an "at will" agreement with Mr. Nelson. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

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

Weak economic conditions may reduce consumer demand for products and services.

A weak economy in the United States could adversely affect demand for advertising products, and services. A substantial portion of our revenue is derived from businesses that are highly dependent on discretionary spending by individuals, which typically falls during times of economic instability. Accordingly, the ability of our advertisers to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational risks.

Certain of our subsidiaries and business affiliates have operations in countries other than the United States. In many foreign countries, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although certain of our subsidiaries and business affiliates have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these subsidiaries and business affiliates or the law, could have certain adverse effects on the financial condition of these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

Risks Related to Ownership of our Securities

We do not know whether an active and liquid trading market will develop for our Class A common stock.

The trading of our Class A common stock may be viewed as relatively sporadic and with limited liquidity. The lack of an active and liquid market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of Class A common stock as consideration. The market price of our offered securities may be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock may be volatile.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date, our continued operating losses and missed guidance. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The trading price of the shares of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

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

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, in the past, we have missed guidance a number of times. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

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

Risks Related to the BIG Platform and BIGToken Project

There can be no assurance that BIGToken will ever be issued.

The Company recently launched the BIG Platform as a means of securing higher quality user data. In February of 2019, we filed a registration statement with the SEC in order to register shares of our BIGToken. Subsequently, we received comments from the SEC and are in the process of reviewing such comments. Should our registration statement not be declared effective, the attractiveness of the BIG Platform may be materially affected and we may only recognize a limited benefits from the project, if any.

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development and adoption of BIGToken Platform. Notwithstanding the foregoing, BIGToken could seek to utilize alternative technologies to operate its platform.

The growth of the blockchain industry in general, as well as the blockchain networks on which brand data will be stored on the BIG Platform, is subject to a high degree of uncertainty. The factors affecting the further development of blockchain networks, include, without limitation:

•

worldwide growth in the adoption and use of blockchain technologies;

•

government and quasi-government regulation of blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•

changes in consumer demographics and public tastes and preferences; or

•

the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using existing networks

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our principal executive offices from an unrelated third party on a month-to-month basis, subject to termination with advance notice, at an amount of $5,626 per month.  We also maintain offices in Mexicali, Mexico where we lease approximately 3,400 square feet of office space from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses.

ITEM 3.

LEGAL PROCEEDINGS.

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Equity

Our Class A common stock has been listed on the Nasdaq Capital Market under the symbol "SRAX."

As of April 15, 2019, there were approximately 53 record owners of our Class A common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2012 Equity Compensation Plan	219,026	$4.56	262,932
2014 Equity Compensation Plan (1)	72,400	$7.49	1,465,933
2016 Equity Compensation Plan	246,236	$6.44	37,707
Plans not approved by stockholders	—	—	—

———————

(1)

Our 2014 Equity Compensation Plan was amended on 12/31/18 to increase the number of authorized share issuable under the plan from 600,000 to 1,600,000.

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2018. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•

During January 2018, we issued an aggregate of 150,000 shares of Class A common stock valued at $957,000 as consideration for media and marketing services.

•

In January 2018, we issued 150,000 shares of our Class A common stock valued at $859,500 in exchange for media consulting services.

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

•

In April 2018, we issued 122,950 shares of Class A common stock as an award to one employee for sales performance achievements from our 2016 equity compensation plan. The shares were valued at $150,000.

•

In August 2018, we issued 150,000 shares of our Class A common stock for consulting services. The shares were valued at $859,500.

•

On November 29, 2018, pursuant to the redemption of outstanding 12.5% senior secured convertible debentures, we issued 1,090,862 Class A common stock purchase warrants. We received no additional consideration for the issuance of the warrants.  The warrants expire as follows: (i) 277,500 warrants expire on April 21, 2022, and (ii) 813,362 warrants expire on October 27, 2022.  The Warrants are initially exercisable at $3.00 per share and contain anti-dilution protection for subsequent equity sales with a floor of $1.40.

•

On April 1, 2019, we sold a non-performing receivable in the amount of $567,977, (such amount includes a mutually agreed upon gross-up with our customer of $150,000) for $417,977. In connection with the sale, we agreed to repurchase the receivable if the purchaser was not able to collect on the amounts owed by June 30, 2019.  As security for our repurchase obligation, we issued and pledged 220,000 shares of our Class A common stock.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a digital marketing and data technology company. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory through real-time bidding, or “RTB”, exchanges;

•

sale and licensing of our SRAX Social platform and related media; and,

•

creation of custom platforms for buying media on SRAX for large brands; and

•

sales of proprietary consumer data.

BIGToken Platform

On February 1, 2019, the BIGToken Platform became generally available to the public. Users of the BIGToken Platform receive points for undertaking certain actions on the platform. These points are then redeemable for cash directly from us. We also anticipate that users will be able to redeem the points for goods and/or services offered by our sponsors. The value each point being redeemed is at the discretion of management with regard to cash payments and we anticipate at the discretion of our sponsors with regard to goods and/or services. As of March 31, 2019, we have not generated any revenue through the sale of data gathered from users of the BIGToken Platform. Since commencing the BIGToken project, we have spent approximately $2.2 million in the development and management of the BIGToken Platform, of which we spent $0.2 million in 2017 and $2.0 million.

In February of 2019, we filed a registration statement with the SEC in order to register shares of our BIGToken. Subsequently, we received comments from the SEC and are currently in the process of reviewing and responding to such comments. In the event the registration statement is declared effective by the SEC, we also anticipate allowing our users to convert the points into shares of our Preferred Tracking Stock. As of the date hereof, we have not issued any.

Notwithstanding the foregoing, we believe that in order to fully launch the BIGToken Platform and recognize all the benefits therefrom, not only will we be required to further increase the functionally of the platform (the development of blockchain technology that has yet to be developed and implemented regarding the tracking of brand transactions) but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform and specifically, BIGToken. There can be no assurances that we will successfully develop the blockchain portion of the BIGToken Platform or that we will be able to comply with any applicable laws or regulations on a timely basis, if at all. Our failure successfully complete the development of the BIGToken Platform or to adequately comply with applicable laws and regulations, or comply with them on a timely basis, will greatly impact the value and utility of the BIGToken Platform and could materially impact the operations of our company.

Classification of Warrants

The Company has concluded that the certain Warrants issued in 2017 were  required to be classified as liabilities pursuant to the provisions of ASC 815-10 since all of the characteristics of a derivative instrument were met and the Warrants do not qualify for the equity classification scope exception in ASC 815-40-25-10 from derivative accounting, primarily because the Company may be required to cash settle the warrants in circumstances where holders of the Company’s common stock would not be entitled to cash, which is inconsistent with ASC 815-40-55-2 through 55-6.  The warrant agreements include a fundamental transaction clause whereby, in the unlikely event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

See discussion below Other income (loss) for the effects of this on the results operations.

Results of operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Selected Consolidated Financial Data

	Year ended December 31,		$	%
	2018	2017	Change	Change
		As Restated
Revenue	$9,880,608	$23,348,714	$(13,468,106)	(136.3)%
Cost of revenue	3,156,920	9,328,893	(6,171,973)	(195.5)%

Operating expense	18,442,839	17,863,500	579,339	3.1%
Operating loss	(11,719,151)	(3,843,679)	(7,875,472)	67.2%
Gain from sale of SRAX md	22,108,028	—		n/a
Interest expense, net	(3,056,541)	(3,864,876)	808,335	(26.5)%
Other income (loss)	1,427,665	(5,323,562)	6,734,819	477.2%
Net income (loss)	$8,743,593	$(13,032,117)	21,775,710	249.0%

Revenue

The decrease in our revenue during the year ended December 31, 2018 compared to the same period of 2017 is the result of a decrease in revenue from our SRAX sell-side and buy-side clients, partially offset by revenue from our SRAXmd business unit which we sold in August of 2018.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the year ended December 31, 2018, our gross margin increased substantially as a result of a decrease in our cost of revenue as a percentage of our revenues. Cost of revenue as a percent of total revenue decreased to 31.9% for the year ended December 31, 2018 as compared to 39.9% for the year ended December 31, 2017. This decrease was primarily due to our reduction in our overall lower-margin revenues for both our buy-side and sell-side clientele.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Overall, operating expense increased approximately 3.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily due to increased expense related to our BIGToken subsidiary partially offset by lower expenses resulting from the sale of the SRAX md business unit. During the third quarter of 2017 we launched the BIGToken. During the year ended December 31, 2018 operating expenses relating to the BIGToken project was approximately $2.0 million.

Interest expense

Interest expense for the years December 31, 2018 and 2017 represents interest under notes and debentures issued in our financings as well as factoring fees, and the amortization of debt costs. Interest expense, net of interest income for the year ended December 31, 2018 decreased 26.5% as compared to the year ended December 31, 2017. This decrease in interest expense is attributable to the redemption of the Company’s 12.5% secured debentures on November 29, 2018. Additionally, in 2017, we also recognized of $262,684 of interest income related to a legal settlement.

Non-GAAP financial measures

We use Adjusted net loss to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation and the accretion of warrants. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses and gain or loss on sale of assets and changes in the valuation of derivatives. We believe the presentation of Adjusted net loss and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net loss and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net loss and Adjusted EBITDA is net loss.

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the years ended
	December 31,
	2018	2017
		As Restated
Net income (loss)	$8,743,593	$(13,032,117)
Plus:
Equity based compensation	2,089,301	2,085,988
Accretion of beneficial conversion feature	3,085,822	925,748
Accretion of debenture discount and warrants	1,208,524	263,648
Adjusted net income (loss)	15,127,240	(9,756,733)
Interest expense	3,056,541	3,864,876
Depreciation and amortization	767,821	528,622
Change in Fair Value of Warrant Liability	(8,953,933)	4,134,166
Restructuring Costs	—	377,961
Write-off of non-compete agreement	—	468,750
Gain on Sale	(22,099,824)	—
Other income	8,204	—
Loss on settlement	3,240,126	—
Adjusted EBITDA	$(8,862,029)	$(382,358)

Liquidity and capital resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
		As Restated
Current assets	$5,467,713	$6,134,838
Current liabilities	(9,017,121)	(16,166,818)
Working capital	$(3,549,408)	$(10,031,980)

Our current assets include cash and cash equivalents of $2.8 million and $1 million as of December 31, 2018 and 2017, respectively. Current assets decreased by $667,776 driven by a decrease in accounts receivable of $2,520,016 generated from lower gross revenue from advertisers, partially offset by an increase in cash of $1,766,566 generated from the sale SRAX Md.

Our current liabilities include warrant and derivative liabilities of $5.4 million and $11.2 million as of December 31, 2018 and 2017, respectively.  Current liabilities decreased by $7,149,697 primarily from decreases in derivative liabilities driven decreases in the valuation of these derivatives and payments made to outstanding vendors utilizing proceeds from the sale of SRAX Md.

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At December 31, 2018, we had an accumulated deficit of $18,778,348. As of December 31, 2018, we had $2,784,865 in cash and cash equivalents and net working capital of negative $3,549,408 as compared to $1,017,299 in cash and cash equivalents and net working capital of negative $10,031,979 at December 31, 2017.

On February 1, 2019 the BIGToken Platform became generally available to the public.  To date, we have not generated any revenue from the platform.  We anticipate that once the BIGToken Platform begins generating revenue, we will be able to finance it independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities.  Until such time, we anticipate we will continue funding the BIGToken Platform internally. Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that the BIGToken Platform will require approximately $5 million and $15 million for the initial and subsequent 12-month periods of operations, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates and revenues. In the event that BIGToken is not able to secure independent funding once it commencing generating revenue, we may nonetheless continue to develop the BIGToken project internally albeit on a reduced scope and extended time frame.  In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BIGToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

During January 2017, we satisfied all outstanding obligations under a financing agreement utilizing proceeds from the factoring of our receivables and sales of our securities. The repayment of these notes adversely impacted our current liquidity. To address the immediate impact of this decreased liquidity, we developed certain operating plans that focus on increased revenue growth and cost reductions as further described herein. During April 2017, we raised $5,000,000 through the sale of 12.5% convertible debentures. We utilized $2,500,000 of the proceeds of this sale to satisfy the put obligation of the Series B Warrants issued to investors in the January 2017 offering. The balance of the proceeds from the debenture sales was used to satisfy the payment of accounts payable and other working capital requirements. During October 2017, we raised an additional $5,180,157 through the sale of similar 12.5% convertible debentures. We utilized $1,567,612 of the proceeds of this sale to satisfy certain repurchase obligations. The balance of the proceeds were also used to satisfy the payment of accounts payable and other working capital requirements.

Cash flows from operating activities

Net cash used in operating activities was $13,662,595 during the twelve months ended December 31, 2018 compared to $4,367,078 for the comparable period in 2017. During the twelve months ended December 31, 2018, the Company’s accounts receivable increased by $959,848 compared to an increase of $4,261,574 for the comparable period in 2017. Accounts payable and accrued liabilities during the twelve months ended December 31, 2018 decreased by $3,102,439 compared to a decrease of $6,535,152 for the comparable period in 2017.

Cash flows from investing activities

During the twelve months ended December 31, 2018 net cash provided by investing activities was $21,875,318 compared to $756,876 for the twelve months ended December 31, 2017. During the twelve months ended December 31, 2018, we also used cash to acquire equipment and develop internally used software.

Cash flows from financing activities

During the twelve months ended December 31, 2018 net cash used in financing activities was $6,445,157 consisting of payments of $6,545,157 for redemptions of convertible debentures and proceeds from exercise of warrants of $100,000. During the twelve months ended December 31, 2017 net cash provided by financing activities was $5,092,491 which represented the net proceeds from the net issuance of common stock of $4,020,401, proceeds from exercise of warrants of $1,085,004, and gross debenture proceeds of $8,566,406 offset by the complete repayment of our notes payable of $3,996,928, debt issuance expense of $582,392, payment of put liability of $1,500,000, and the repurchase of the Series B warrants of $2,500,000 directly paid by the debenture holder on behalf of the Company.

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations. We have also funded our operations with by factoring our receivables and, to a lesser extent, equipment leasing arrangements.

2017 Offerings

In 2017, we completed several offerings of equity and debt securities resulting in approximately $14 million, exclusive of placement agent fees and commissions and offering expenses paid by us.

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

Based on our cash and cash equivalents as of December 31, 2018, together with cash provided by our operations and investing activities and taking into account cash expected to be used in our operations, we had sufficient cash to meet our anticipated cash needs for at least the next four months. Subsequently, in April 2019, we received: (i) $417,000 from the sale of receivables, (ii) $6.2 million from the direct registered offering of our Class A common stock and (iii) $1.1 million from the exercise of outstanding warrants resulting in aggregate net proceeds of approximately $7.8 million. Based upon the capital raised in April, and the anticipate cash generated from our operations, we anticipate we will be able to meet our cash needs for at least the following 12 months or until the second quarter of 2020. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or pursuing alternative sources of capital, such as through asset or technology sales or licenses or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, or on terms acceptable to us or at all.

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

Additionally, if we are not able to maintain the listing of our common stock on the Nasdaq Capital Market, the challenges and risks of equity financings may significantly increase, including potentially increasing the dilution of any such financing or decreasing our ability to affect such a financing at all. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization or have other material consequences. If we pursue asset or technology sales or licenses or other alternative financing arrangements to obtain additional capital, our operational capacity may be limited and any revenue streams or business plans that are dependent on the sold or licensed assets may be reduced or eliminated. Moreover, we may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other similar costs, which would reduce the benefit of the capital received from the transaction.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements for the years ended December 31, 2018 and 2017 appearing elsewhere in this report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2018 and 2017, and the consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the fiscal years ended December 31, 2018 and 2017, and the related notes thereto, for further discussion of our accounting policies.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;

•	Step 2: Identify the performance obligations in the contract;

•	Step 3: Determine the transaction price;

•	Step 4: Allocate the transaction price to the performance obligations in the contract; and

•	Step 5: Recognize revenue when the company satisfies a performance obligation.

On January 1, 2018 the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605 - Revenue Recognition ("ASC 605"). Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.

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

Goodwill and other indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 68% of our total assets as of December 31, 2018, consist of indefinite-lived intangible assets, such goodwill, the value of which depends significantly upon the operating results of our businesses. We believe that our estimate of the value of our goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and product offerings.

We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs.

We have the option to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our indefinite-lived intangible assets and to weigh these events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. Our annual test is conducted on December 31st.

The FASB guidance provides examples of events and circumstances that could affect the estimated fair value of indefinite-lived intangible assets; however, the examples are not all-inclusive and are not by themselves indicators of impairment. We considered these events and circumstances, as well as other external and internal considerations. Our analysis, in order of what we consider to be the strongest to weakest indicators of impairment include: (1) the difference between any recent fair value calculations and the carrying value; (2) financial performance, such as operating  revenue, including performance as compared to projected results used in prior estimates of fair value; (3) macroeconomic economic conditions, including limitations on accessing capital that could affect the discount rates used in prior estimates of fair value; (4) industry and market considerations such as a declines in market-dependent multiples or metrics, a change in demand, competition, or other economic factors; (5) operating cost factors, such as increases in labor, that could have a negative effect on future expected earnings and cash flows; (6) legal, regulatory, contractual, political, business, or other factors; (7) other relevant entity-specific events such as changes in management or customers; and (8) any changes to the carrying amount of the indefinite-lived intangible asset.

We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2018 and 2017.

We performed a sensitivity analysis of certain key assumptions including reducing the long-term revenue growth rate to determine that such changes would have no incremental impact to the carrying value of goodwill associated with our Company.

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

Recent accounting pronouncements

See Note 1 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that while improvements were made in this area during 2017, our internal control over financial reporting overall was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of material weaknesses.

These material weaknesses included:

•

a lack of qualified accounting staff;

•

inadequate controls and segregation of duties;

•

limited checks and balances in processing cash transactions;

•

substantial reliance on manual reporting processes and spreadsheets external to the accounting system;

•

lack of adequate controls in the delivery and procurement of intangible inventory, products and services; and

•

the existence of sophisticated, material financing transactions which are heavily dependent upon the use of estimates and assumptions and our lack of experience in monitoring and administering.

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

Changes in Internal Control over Financial Reporting. During the preparation of the Company’s financial statements for the year ended December 31st, 2018 management engaged the services of a technical accounting expert to assist with the valuation and accounting for certain derivatives.  Due to the material weaknesses present and the recent restatement of prior financial statements the Company believes this enhancement to the financial close and reporting process will enhance the effectiveness of its internal control over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION.

The information required by this Item will be contained in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be contained in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be contained in our 2019 Proxy Statement and is incorporated herein by reference.

.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)

Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)

Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.

(3)

Exhibits. See Exhibit Index, which is incorporated herein by reference.

ITEM 16.

FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Reality, Inc.

April 16, 2019	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	April 16, 2019

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, Director	April 16, 2019

/s/ Michael Malone Michael Malone	Chief Financial Officer, principal financial and accounting officer	April 16, 2019

/s/ Marc Savas Marc Savas	Director	April 16, 2019

/s/ Malcolm CasSelle Malcolm CasSelle	Director	April 16, 2019

/s/ Colleen DiClaudio Colleen DiClaudio	Director	April 16, 2019

/s/ Robert Jordan Robert Jordan	Director	April 16, 2019

The foregoing represents a majority of the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Social Reality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Reality, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 16 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2017 have been restated to reflect (1) corrections related to the accounting for certain warrants,

Basis for Opinion

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2011

New York, New York

April 16, 2019

SOCIAL REALITY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
		As Restated
Assets
Current assets:
Cash and cash equivalents	$2,784,865	$1,017,299
Accounts receivable, net	1,828,940	4,348,305
Prepaid expenses	466,823	468,336
Other current assets	387,085	300,898
Total current assets	5,467,713	6,134,838
Property and equipment, net	192,065	154,546
Goodwill	15,644,957	15,644,957
Intangible assets, net	1,762,605	1,642,760
Other assets	51,153	28,598
Total assets	$23,118,493	$23,605,699

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$3,574,926	$5,010,815
Debenture warrant liability	4,323,499	7,256,864
Leapfrog warrant liability	622,436	1,873,107
Derivative liability	496,260	2,026,031
Total current liabilities	9,017,121	16,166,817
Secured convertible debentures, net	—	1,524,592
Total liabilities	9,017,121	17,691,409

Commitments and contingencies (Note 13)	—	—

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2018 and 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,109,530 and 9,910,565 shares issued and outstanding at December 31, 2018 and 2017, respectively	10,109	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock to be issued	—	879,500
Additional paid in capital	32,869,611	32,546,820
Accumulated deficit	(18,778,348)	(27,521,941)
Total stockholders' equity	14,101,372	5,914,290
Total liabilities and stockholders' equity	$23,118,493	$23,605,699

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
		As Restated

Revenues	$9,880,608	$23,348,714
Cost of revenue	3,156,920	9,328,893

Gross profit	6,723,688	14,019,821

Operating expense
General, selling and administrative expense	18,442,839	17,016,789
Write-off of non-compete agreement	—	468,750
Restructuring costs	—	377,961
Total operating expense	18,442,839	17,863,500

Loss from operations	(11,719,151)	(3,843,679)

Other income (expense)
Interest income (expense)	(2,030,321)	(2,782,047)
Amortization of debt issuance costs	(1,026,220)	(1,082,829)
Total interest expense	(3,056,541)	(3,864,876)
Gain on sale of SRAXmd, net	22,108,028	—
Accretion of conversion feature	(3,085,822)	(925,748)
Accretion of debt discount and warrants	(1,208,524)	(263,648)
Gain (loss) on settlement	(3,240,126)	—
Other Income	(8,204)	—
Change in fair value of warrant liability	8,953,933	(4,134,166)
Total other income (expense)	20,462,744	(9,188,438)

Income (loss) before provision for income taxes	8,743,593	(13,032,117)

Provision for income taxes	—	—

Net income (loss)	$8,743,593	$(13,032,117)

Net (loss) income per share, basic	$0.86	$(1.58)
Net (loss) income per share, diluted	$0.86	$(1.58)

Weighted average shares outstanding, basic	10,121,408	8,253,851
Weighted average shares outstanding, diluted	10,121,408	8,253,851

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

							Additional
	Preferred Stock		Common Stock		Common stock to be issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	—	$—	6,951,077	$6,951	100,000	$678,000	$22,529,303	$(14,390,004)	$8,824,250
Sale of common stock and warrants for cash	—	—	761,905	762	—	—	3,979,239	—	3,980,001
Fair value of put option	—	—	—	—	—	—	(3,038,344)	—	(3,038,344)
Cost of sale of common stock	—	—	—	—	—	—	(160,000)	—	(160,000)
Stock based compensation	—	—	—	—	—	—	444,051	—	444,051
Vested shares issued	—	—	51,667	52	—	—	(52)	—	—
Shares issued to consultant	—	—	75,000	75	—	—	97,425	—	97,500
Common stock issued for services	—	—	300,000	300	(100,000)	(678,000)	1,197,700	—	520,000
Common stock issued to directors	—	—	10,368	10	—	—	44,977	—	44,987
Executive Bonus Shares	—	—	20,409	20	—	—	99,980	—	100,000
Common stock issued for software asset	—	—	200,000	200	—	—	279,800	—	280,000
Shares to be issued for services	—	—	—	—	150,000	879,500	—	—	879,500
Conversion of debentures	—	—	1,111,670	1,112	—	—	3,333,888	—	3,335,000
Exercise of warrants	—	—	428,469	429	—	—	1,284,975	—	1,285,404
October debenture BCF	—	—	—	—	—	—	1,405,540	—	1,405,540
Placement agent warrants	—	—	—	—	—	—	948,518	—	948,518
Repricing of warrants	—	—	—	—	—	—	99,800	(99,820)	—
Net loss	—	—	—	—	—	—	—	(13,032,117)	(13,032,117)

Balance, December 31, 2017 (As Restated)	—	$—	9,910,565	$9,911	150,000	$879,500	$32,546,820	$(27,521,941)	$5,914,290

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2018 AND 2017

							Additional
	Preferred Stock		Common Stock		Common stock to be issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017 (As Restated)	—	$—	9,910,565	$9,911	150,000	$879,500	$32,546,820	$(27,521,941)	$5,914,290
Proceeds from the sale of common stock units	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	79,534	79	—	—	988,979	—	989,058
Vested stock awards issued	—	—	6,667	6	—	—	(6)	—	—
Shares issued for services	—	—	422,950	423	(150,000)	(859,500)	1,868,577	—	1,009,500
Common stock issued to directors	—	—	26,330	27	—	(20,000)	49,973	—	30,000
Exercise of warrants	—	—	78,149	78	—	—	99,922	—	100,000
Common stock repurchase with SRAX Md sale	—	—	(514,667)	(515)	—	—	(2,984,554)	—	(2,985,069)
Conversion of debentures	—	—	100,002	100	—	—	299,900	—	300,000
Net Income	—	—	—	—	—	—	—	8,743,593	8,743,593
Balance, December 31, 2018	—	$—	10,109,530	$10,109	—	$—	$32,869,611	$(18,778,348)	$14,101,372

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
		As Restated
Cash flows from operating activities
Net income (loss)	$8,743,593	$(13,032,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,878,611	2,085,988
Amortization of debt issuance costs	1,026,219	1,082,830
Gain on sale of SRAXmd	(22,108,028)	—
(Gain) loss on valuation of warrant derivatives	(8,953,933)	4,134,166
Loss on settlement of debt	3,240,126	—
Non-cash financing costs	—	2,068,221
Amortization of debt discount	4,294,346	1,189,396
Write off of non-compete agreement	—	468,751
Digital currency assets impairment loss	31,861	—
Provision for bad debts	(11,611)	(195,172)
Depreciation expense	43,999	22,908
Amortization of intangibles	723,823	505,712
Changes in operating assets and liabilities:
Accounts receivable	959,848	4,261,574
Prepaid expenses	(214,968)	(135,834)
Other assets	(214,042)	(288,349)
Accounts payable and accrued expenses	(3,102,439)	(6,535,152)
Net cash used in operating activities	(13,662,595)	(4,367,078)

Cash flows from investing activities
Proceeds from sale of SRAXmd	22,980,824	—
Purchase of equipment	(81,518)	(121,962)
Digital currency assets	(63,000)	—
Development of software	(960,988)	(634,914)
Net cash provided by (used in) investing activities	21,875,318	(756,876)

Cash flows from financing activities
Proceeds from the issuance of common stock units	—	4,020,401
Proceeds from the issuance of common stock in conjunction with warrant exercised	100,000	1,085,004
Proceeds from secured convertible debentures, net	—	6,066,406
Repayments of notes payable	(6,545,157)	(3,996,928)
Payment of Financing Warrant	—	(1,500,000)
Debt issuance costs	—	(582,392)
Net cash (used in) provided by financing activities	(6,445,157)	5,092,491

Net increase / (decrease) in cash and cash equivalents	1,767,566	(31,463)
Cash and cash equivalents
Beginning of year	1,017,299	1,048,762
End of year	$2,784,865	$1,017,299

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
		As Restated
Supplemental schedule of cash flow information
Cash paid for interest	$1,530,479	$1,217,716
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financing activities
Common stock issued for preferred stock conversion and vesting grants	$150,000	$—
Issuance of common stock to be issued	$879,500	$—
Shares issued for convertible note conversions	$300,000	$3,335,000
Repricing of warrants	$—	$99,820
Common stock and warrants issued for asset purchase arrangements	$—	$617,069
Debt and warrants discount on convertible debentures issuance	$—	$5,126,340
Repurchase of series B warrants and accounts payable balances directly paid by debenture holder on behalf of Company	$—	$4,113,753

The accompanying footnotes are an integral part of these consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

•	SRAXshopper tools enable brands and agencies to connect with shoppers driving in store an online sales; and

•	SRAXauto tools enable targeting and engagement with potential auto buyers at dealerships, auto shows, and at home across desktop and mobile environments.

We are headquartered in Los Angeles, California.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net Income of $8.7 million for the year-ended December 31, 2018
•	Negative cash flow from operating activities for 2018 and 2017.
•	At December 31, 2018, the Company had an accumulated deficit of $18,778,348.
•	Revenue decline in 2018 of $13,468,106.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company has no debt as of December 31, 2018
•	On April 10, 2019 the Company raised $6.2 million through the sale of common stock in a direct shelf offering.
•	The Company’s sale of the SRAXmd vertical for $33.5 million in cash consideration.
•	In 2018, the Company is in compliance with NASDAQ Capital Markets listing requirements.
•	In 2018, the Company redeemed $6.5 million of convertible debentures.
•	Revenue declines were largely the result of a sale of a lower margin sales the produced little to no positive cash flow benefit for the Company.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Raise additional capital through short-term loans.
•	Implement restructuring and cost reductions.
•	Raise additional capital through a private placement of equity.
•	Secure a commercial bank line of credit.
•	Dispose of one or more product lines.
•	Sell or license intellectual property.

At December 31, 2018, the Company had $2,784,865 in cash and cash equivalents. In April 2019 the Company concluded a private placement sale of its common stock for approximately $6.5 million. We believe we have sufficient working capital to pay our expenses for the next twelve months.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of other assets and liabilities.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) on January 1, 2018 using the modified retrospective method. Our operating results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605. The timing and measurement of our revenues under ASC Topic 606 is similar to that recognized under previous guidance, accordingly, the adoption of ASC Topic 606 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof at adoption or in the current period. There were no changes in our opening retained earnings balance as a result of the adoption of ASC Topic 606.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offereing revenue streams as follows:

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit or financial information pertaining to the customer.

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Variable consideration is described in detail below.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. Our evaluation to determine if we control the goods or services within ASC Topic 606 includes the following indicators:

We are primarily responsible for fulfilling the promise to provide the specified good or service.

When we are primarily responsible for providing the goods and services, such as when the other party is acting on our behalf, we have indication that we are the principal to the transaction. We consider if we may terminate our relationship with the other party at any time without penalty or without permission from our customer.

We have risk before the specified good or service have been transferred to a customer or after transfer of control to the customer.

We may commit to obtaining the services of another party with or without an existing contract with our customer. In these situations, we have risk of loss as principal for any amount due to the other party regardless of the amount(s) we earn as revenue from our customer.

The entity has discretion in establishing the price for the specified good or service.

We have discretion in establishing the price our customer pays for the specified goods or services.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities have been historically low historically recorded as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year.  We have no Long-term contract liabilities which would represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

•

We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

•	We made the accounting policy election to exclude any sales and similar taxes from the transaction price; and

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was $48,741 and $59,703 at December 31, 2018 and 2017, respectively.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally more than the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss on these accounts.

At December 31, 2018, two customers accounted for more than 10% of the accounts receivable balance, for a total of 75.1%. At December 31, 2017, four customers accounted for more than 10% of the accounts receivable balance, for a total of 59.5%.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2018 and 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and goodwill for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations. Derivative instruments are carried at fair value, generally estimated using the Black-Scholes Merton model.

As of December 31, 2018 the Company included $2,723,264 of United States Treasury bills with maturities less than 90 days within cash and cash equivalents.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Costs Incurred to Develop Software for Internal Use

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2018, and 2017 there has been no impairment associated with internal use software. For the years ended December 31, 2018, and 2017, the Company capitalized software development costs of $960,157 and $694,914 respectively.

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

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of December 31, 2018 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. The Company concluded the fair value of the goodwill exceed the carrying value accordingly there were no indicators of impairment for the years ended December 31, 2018 and 2017.

The Company had historically performed its annual goodwill and impairment assessment on December 31st of each year. This aligns the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized.

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

Long-lived Assets

Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2018 or 2017, respectively.

Accounting for discontinued operations

We regularly review underperforming assets (product offereings) to determine if a sale or disposal might be a better way to monetize the assets. When a product line or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under the this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

We operate as a single reporting unit that has multiple product offerings.  All our product offerings are in the same geographic market, sharing the same building, equipment, and managed by a single general manager. The product level is the lowest level for which discrete financial information related solely to revenue and related accounts recievalbe is available and the level reviewed by management to analyze operating results. Our senior management is compensated based on the results of all the product offerings as a whole, not the results of any individual product line We have determined that the sale of the SRAXmd prodcut line did not qualify for as a discontinued operation pursuant to guidance in ASC 205-20.

During 2018, based on revenue results management and board decided to accept the offer for the sale of the SRAXmd product line. The Company decided to monetize the SRAXmd product line via a sale rather than continue to offer the SRAXmd product to its customers. We have retained an approximatley 30% interest in the purchaser of the SRAXmd product line, however, based on the operating agreement covering our ownerhisp we have no ongoing or further involvement in the operations of the purschaser of SRAXmd. The sale of the SRAXmd product line is not considered to be discontinued operations pursuant to the guidance in ASC 205-20.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company has adopted ASU 2017-11, Earnings per share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants that are classified as equity is triggered, the Company will recognize the effect of the down round as a deemed dividend, which will reduce the income available to common stockholders.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using a Black-Scholes option pricing model, at each measurement date.

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense-debt discount in the consolidated statement of operations.

Earnings Per Share

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

There were 4,853,085 common share equivalents at December 31, 2018 and 5,246,692 at December 31, 2017. For the year ended December 31, 2018 these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded in accordance with ASC 505-50 on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments ("ASC 825-20"). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On November 29, 2018, the Company invoked the early redemption clause in certain of its convertible notes payable pursuant to which the Company redeemed early these convertible notes payable by cash and issuing warrant to purchase shares of common stock (the "Redemption Penalty Warrants"). In connection with the early retirement of these notes payable, the warrants issued to these investors included a registration rights agreement clauses, pursuant to which the Company agreed to provide certain registration rights with respect to the warrants issued. The registration rights agreements require the Company to file a registration statement within 90 calendar days from the final closing under the retirement transaction and to be effective 60 calendar days thereafter. The final closing under the retirement transaction of the debentures occurred on November 29, 2018. On February 11, 2019, the Company filed the required registration statement, as of this filing, it has yet to be declared effective. If the registration statement is not declared effective, the Company is subject to a 2% penalty of investors’ subscription amount. The Company has estimated the liability under the registration rights agreement at $0 as of December 31, 2018.

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

Recently Issued Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective, but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Tope 818): Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a lease contract. ASU 2018-11 is intended to reduce the costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 affects narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-10 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications based on comments and suggestions made by various stakeholders. ASU 2018-10 makes improvements to the following aspects of the guidance in ASC 842: residual value guarantees, rate implicit in the lease, lessee’s reassessment of lease classification, lessor’s reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance related to amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under ASC 840, transition guidance related to modifications to leases previously classified as direct financing or sale-type leases under ASC 840, transition guidance related to sale-and-leaseback transactions, impairment of net investment in the lease, unguaranteed residual assets, effect of initial direct costs on rate implicit in the lease and failed sale-and-leaseback transaction. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 provides minor corrections and clarifications that affect a variety of topics in the Codification. Several updates are effective upon issuance of the update while others have transition guidance for effective dates in the future. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“The Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASC 842”) which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 requires additional disclosures including the significant judgments made by management to provide insight into the revenue and expense to be recognized from existing contracts and the timing and uncertainty of cash flows arising from leases. We adopted the new guidance on January 1, 2019. We elected the practical expedients upon transition to retain the existing lease classification and retain the original accounting treatment for any initial direct costs for leases in existence prior to December 31, 2018. We adopted the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior years. We have conducted a review of our existing lease contracts, conducted a review of other agreements that may contain embedded leases, established the necessary changes to our systems, and we are implementing a new procedures designed to account for leases under ASC 842. We will record right-of-use assets and related lease liabilities for operating leases that will have a material impact on our consolidated balance sheet, with no impact to our results of operations, cash flows or presentation thereof. As of December 31, 2018, we had one long term lease with for. We have no current capital leases portfolio, which will be titled “finance leases” under ASC 842.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Sale of SRAXmd:

On August 6, 2018, we completed the sale of substantially all of the assets related to our SRAXmd product line for aggregate consideration of up to $52,500,000. The purchase price consists of (i) $33,000,000 in cash, (ii) 30% interest in the purchaser of SRAXmd assets and (iii) an earn-out of up to $9,000,000 upon the SRAXmd product line achieving certain gross profit thresholds (the “Earn-Out”). A total of $762,500 of the purchase price was placed into escrow accounts subject to future release.

Given the Company will retain an ongoing equity interest in the purchaser of SRAXmd, the Company evaluated the potential existence of variable interest entity accounting treatment under ASC 810. Given the Company had no input into the design of the purchasing entity, is not a primary beneficiary of the purchaser entity and has no ongoing role in management or governance other than that of a passive, minority investor, the Company determined that the presence of a variable interest entity was not present.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Assets transferred to the purchaser in the transaction included $3,536,503 of accounts receivable and $216,479 of prepaid expense items. The purchaser also assumed $191,164 of accounts payable obligations and $333,014 of additional accrued expense items. The Company received a credit to the purchase price of $196,055 for over-delivery of working capital beyond a contractual $3 million working capital target. The Company has recorded a zero value for the interest retained in the purchaser of SRAXmd assets.

The Company paid $1,709,500 of advisory fees and $351,089 of legal fees at closing. An additional $164,028 was also paid by the Company at closing for insurance premiums and escrow related fees.

During the fourth quarter of 2018, the Company recognized an additional $1,870,361 in costs associated with the transaction.

The Company recorded a gain on sale of assets totaling $22,108,028. Less escrow holdbacks and other reimbursements, the Company received net proceeds from the transaction totaling $22,980,824.

Below are the major components of the gain we recorded on the sale of the SRAX md assets:

GAIN ON SALE OF SRAXmd:

Cash Proceeds	$32,966,303
Fair Value of Interest Retained	—
Carrying amount of Assets Sold
Fixed Assets	(117,000)
Working Capital	(3,228,803)
Transactions Fees & Sales Commissions	(7,512,472)
Gain on Sale	$22,108,028

Components of operating results for the SRAXmd product group have not been classified as discontinued operations. Pursuant to guidance in ASC 205-20, Discontinued Operations, we noted that the SRAXmd product line was not a reportable segment or a separate operating segment and nor was it deemed to be a strategic shift. Under this guidance, an entity presents a disposal as a discontinued operation if it “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” ASC Topic 205-20-45 does not clearly define on a quantitative basis as to how an entity would establish whether a component, business activity is individually significant. Additionally, the sale of the SRAXmd product line did not qualify under ASC Topic 360-10-35 to 45 for determination of the gain or loss. The sale of the SRAXmd product group does not constitute a shift in our corporate strategy or purpose as we continue to operate a diversified product group of digital advertising tools, as we have done since inception in 2010. The core technology and other key elements of the SRAX advertising platform will remain owned by us, with certain license agreements for use of our software granted to the purchaser as part of the transaction. SRAXmd was a product developed from our core technology. In addition to the assets, 12 of our existing employees also transferred. The Company have not assigned any goodwill upon disposal of a SRAXmd.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Based on management’s best estimates, for the three and twelve month periods ended December 31, 2018 and 2017, the unaudited results for revenue and cost of sales attributable to the SRAXmd product group are estimated below:

	Three Months ended		Full Year
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$—	$4,603,366	$6,306,613	$11,077,503
Cost of Sales	$—	$1,082,389	$1,101,080	$1,998,395
Gross Profit	$0	$3,520,977	$5,205,533	$9,079,108
Gross Margin	0.00%	76.49%	82.54%	81.96%
General, Sales & Administrative expense	$—	$1,438,957	$2,896,193	$2,028,407
Operating Income	$—	$2,082,020	$2,309,340	$7,050,702

There is no specific depreciation and amortization, or interest expense specifically attributable to the SRAXmd product line.

NOTE 3 – NOTES PAYABLE

Financing Agreement with Victory Park Management, LLC as agent for the lenders

On October 30, 2014, the Company entered a financing agreement with Victory Park Management, LLC, as administrative agent and collateral agent for the lenders and holders of notes and warrants issued thereunder. The initial and subsequent notes issued bore interest at a rate per annum equal to the sum of (1) cash interest at a rate of 10% per annum and (2) payment-in-kind (PIK) interest at a rate of 4% per annum for the period commencing on the closing date and extending through the last day of the calendar month during which the Company's financial statements for December 31, 2014 are delivered, and which PIK interest rate thereafter from time to time may be adjusted based on the ratio of the Company's consolidated indebtedness to its earnings before interest, taxes, depreciation and amortization. If the Company achieved a reduction in the leverage ratio as described in the transaction documents, the PIK interest rate declined on a sliding scale from 4% to 2%. The notes issued under the transaction documents were scheduled to mature on October 30, 2017.

During the twelve months ended December 31, 2017, we completely repaid the notes and made principal and PIK interest repayments in the amount of $3,996,928.

We incurred a total of $3,178,011 of costs related to the transaction. These costs were amortized to interest expense over the life of the debt. During the twelve months ended December 31, 2017 $2,101,377 of debt issuance costs were amortized as interest expense. As of December 31, 2017, all deferred debt issuance costs have been completely amortized.

During the twelve months ended December 31, 2017 $67,612 were recorded as PIK interest expense.

Pursuant to the transaction documents, the Company issued to the lender a five-year warrant to purchase 580,000 shares of its Class A common stock at an exercise price of $5.00 per share. Pursuant to the warrant, the warrant holder had the right, at any time after the earlier of April 30, 2016 and the maturity date, but prior to October 30, 2019, to exercise its put right under the terms of the warrant, pursuant to which the warrant holder may sell to the Company, and the Company will purchase from the warrant holder, all or any portion of the warrant that had not been previously exercised. In connection with any exercise of this put right, the purchase price was equal to an amount based upon the percentage of the warrant for which the put right is being exercised, multiplied by the lesser of (a) 50% of the total consolidated revenue for the Company for the trailing 12-month period ending with the Company's then-most recently completed fiscal quarter, and (b) $1,500,000. In May 2017, the Company was notified by the warrant holder that it was exercising its put right. On October 27, 2017, the Company paid the warrant holder $1,567,612, which was comprised of the $1,500,000 warrant value and an additional $67,612 of accrued interest.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

At December 31, 2018 $106,920 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – SECURED CONVERTIBLE DEBENTURES, NET

In April 2017, the Company entered into definitive securities purchase agreements (the “Series A1 Securities Purchase Agreements”) with certain accredited investors (the “A1 Purchasers”) for the purchase and sale of an aggregate of : (i) $5,000,000 principal amount of 12.5% secured convertible debentures (the “Series A1 Debentures”); and (ii) five-year warrants (the “Series A1 Warrants”) representing the right to acquire up to 833,337 shares of our class A common stock in a transaction exempt from registration under the Securities Act, in reliance on an exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

The Series A1 Debentures, which mature three years from the date of issuance, pay interest in cash at the rate of 12.5% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2017. Our obligations under the Series A1 Debentures are secured by a second position security interest in our accounts receivable and a first position security interest in the balance of our assets, and we are subject to continued compliance with certain financial covenants. The A1 Debentures are convertible at the option of the holder into shares of our class A common stock at an initial conversion price of $3.00 per share, subject to adjustment as hereinafter set forth. Subject to our compliance with certain equity conditions set forth in the Series A1 Debentures, upon 20 trading days' notice to the holders we have the right to redeem the Debentures in cash at a 120% premium during the first year and a 110% premium during the remaining term of the Debentures. Upon any optional redemption, we are obligated to issue the holder five-year warrant series B warrants, the terms of which will be identical to the Series A1 Warrants, to purchase a number of shares of our class A common stock as shall equal 50% of conversion shares issuable on an as-converted basis as if the principal amount of the Series A1 Debenture had been converted immediately prior to the optional redemption. In the event of future financings by us, subject to certain exempt issuances, the holders have the right to cause us to allocate 20% of the proceeds we may receive as a mandatory redemption of a portion of the principal amount then outstanding. We are also required to redeem the Debentures upon our failure to maintain certain financial covenants which include a minimum monthly current ratio, a maximum quarterly corporate expense ratio, and maintain minimum quarterly revenue and EBITDA related to SRAXmd.

The Series A1 Debenture also contains certain customary events of default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, changes in control of the Company and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such event of default, the outstanding principal amount of the Series A1 Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. The Company is also subject to certain customary non-financial covenants under the Debenture. The Debenture holders were granted board observation rights so long as the lead investor continues to hold the Debentures.

The Series A1 Warrants are initially exercisable at $3.00 per share and, if at any time after the six-month anniversary of the issuance the underlying shares of our class A common stock are not covered by an effective resale registration statement, the Series A1 Warrants are exercisable on a cashless basis. The conversion price of the Debentures and the exercise price of the Series A1 Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to a floor of $1.40 per share. If we fail to timely deliver the shares of our class A common stock upon any conversion of the Series A1 Debentures or exercise of the Series A1 Warrants we will be subject to certain buy-in provisions. Pursuant to the terms of the Series A1 Debentures and Series A1 Warrants, a holder will not have the right to convert any portion of the Series A1 Debentures or exercise any portion of the Series A1 Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of class A common stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Series A1 Debentures and the Series A1 Warrants; provided that after the Shareholder Approval Date, as defined below, at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to us.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In accordance with the Nasdaq Marketplace Rules, until such time as our stockholders have approved the Securities Purchase Agreements and the transactions thereunder (the "Shareholder Approval Date"), we were not obligated to issue any shares of our class A common stock upon any conversion of the Series A1 Debentures and/or exercise of the Series A1 Warrants, and the holders had no right to receive upon conversion and/or exercise thereof any shares of our Class A common stock, to the extent the issuance of such shares of Class A common stock would exceed 20% of our outstanding Class A common stock prior to the transaction. We held a special meeting of the shareholders on June 23, 2017 whereby we obtained approval of the Securities Purchase Agreements and the transactions thereunder.

We agreed to file a registration statement registering the resale of the shares of our Class A common stock underlying the Series A1 Debentures and the Series A1 Warrants. Under the terms of the Securities Purchaser Agreements, we also granted the Purchasers of the Series A1Debentures the right to purchase an additional $3,000,000 of Series A1 Debentures upon the same terms and conditions for a period beginning on the Shareholder Approval Date and expiring on earliest of the date that (a) the initial registration statement has been declared effective by the SEC, (b) all of the underlying shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for our company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the closing date provided that a holder of the underlying shares is not an affiliate of the Company or (d) all of the underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act. The shares underlying the Series A1 Debentures and Series Warrants were included in a resale registration statement on Form S-3 that was declared effective by the SEC in June 2017.

Chardan Capital Markets, LLC (“Chardan Capital”), Noble Capital Markets, Inc. ("Noble") and Aspenwood Capital (an independent branch of Colorado Financial Services Corporation) (“Aspenwood”), all broker-dealers and members of FINRA, acted as either our placement agent or a finder in connection with the sale of the securities pursuant to the Securities Purchase Agreements. In addition, an affiliate of Noble purchased Series A1 Debentures amounting to $720,000 and was issued Series A1 Warrants (“Placement Agent Warrants”) to purchase 120,000 shares of our Class A common stock in this offering. We paid aggregate cash commissions amounting to $276,700 to these broker-dealers in connection with the sale of the Series A1 Debentures. Additionally, we issued Chardan Capital Placement Agent Warrants to purchase 100,000 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.0 years commencing six months from the issuance date. We issued Noble Placement Agent Warrants to purchase up to 66,800 shares of our Class A common stock at an exercise price of $3.00 per share which will become exercisable six months from the date of issuance. We also issued Colorado Financial Service Corporation and its designees Placement Agent Warrants to purchase 7,700 shares of our Class A common stock at an exercise price of $3.75 per share which are exercisable for 5.0 years commencing six months from the issuance date. We included the shares underlying the Placement Agent Warrants in the aforedescribed resale registration statement that was declared effective by the SEC in June 2017.

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

The Series A1 Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has determined that the Series A1 Warrants have an embedded feature that cause the Series A1 Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series A1 Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as a discount to the Series A1 Debenture liability, and at each reporting date, with the changes in fair value of the Series A1 Warrants recorded as gains or losses on revaluation in other income (expense). See Note 5 for further information for the fair value of the Series A1 Warrants.

The Company accounted for the Series A1 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,639,629 from the issuance of the Series A1 Debentures was allocated between the Series A1 Debentures and the fair value of the Series A1 Warrants. The values allocated to the Series A1 Debentures and Series A1Warrant was $3,408,629 and $1,288,000 respectively. After the allocation between the Series A1 Debentures and Series A1 Warrants, the effective conversion feature was greater than the fair market value of the Company’s common stock on the date of issuance, so the adjusted proceeds were not allocated to the conversion feature.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In October 2017, we entered into securities purchase agreements to sell an aggregate of $5,180,157.78 of our 12.5% secured convertible debentures (“Series A2 Debentures”) and issued 863,365 Series A2 Warrants.  The Series A2 Debentures mature on 4/21/2020, bear interest at an annual rate of 12.5%, payable quarterly on January 1, April 1, July 1, and October 1, beginning on January 1, 2018.  Pursuant to the greenshoe provision contained in our Series A1 Debentures, $2,000,000 of Series A2 Debentures were purchased pursuant to the greenshoe provision and the remaining $3,180,157.78 were purchased separately. Of the 863,365 Series A2 Warrants issued, a total of 333,335 were purchased pursuant to the greenshoe provision and 630,030 were purchased separately. The Series A2 Debentures are convertible into shares of our Class A common stock at $3.00 per share, subject to adjustment, and contain anti-dilution protection for subsequent financings and have a conversion price floor of  $1.40 per share (pursuant to shareholder vote approving the offering that occurred on December 29, 2017). The Series A2 Warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share.

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

The Company identified embedded derivatives related to the Series A2 Warrants issued. These embedded derivatives included the right for the holders to request for the Company to purchase the Series A2 Warrant from the Holder by paying to the Holder an amount of cash equal to the black scholes value of the remaining unexercised portion of the Series A2 Warrant on the date of the consummation of a fundamental transaction.

The Series A2 Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has determined that the Series A2 Warrants have an embedded feature that cause the Series A2 Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series A2 Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as a discount to the Series A2 Debenture liability, and at each reporting date, with the changes in fair value of the Series A2 Warrants recorded as gains or losses on revaluation in other income (expense). See Note 5 for further information for the fair value of the Series A2 Warrants.

The Company accounted for the Series A2 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,261,684 from the issuance of the Series A2 Debentures was allocated between the Series A2 Debentures and the fair value of the Series A2 Warrants. The values allocated to the Series A2 Debentures and Series A2Warrant was $1,405,540 and $2,856,108 respectively. After the allocation between the Series A2 Debentures and the Series A2 Warrants, the adjusted value assigned to Series A2 Debenture created the effected conversion feature to be a rate lower than the current market price for the Company’s common stock on the date of the issuance. The value assigned to the conversion feature was $1,405,540.

On November 29, 2018, the Company redeemed the outstanding principal balance of the Series A1 and A2 Debentures (collectively the “Debentures”) with the repayment of the Debentures face value or $6,545,157, a 10% prepayment penalty of $654,517 and the issuance of Series B warrants for a total of 50% of the of the conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption.. Also, the Company issued warrants to purchase 1,090,862 shares of its Class A common stock (“Series B1 Warrants”). The Series B1 Warrants were issued pursuant to the redemption terms of the Company’s Debentures. The Company received no additional consideration for the issuance. The Series B Warrants were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

The Series B1 warrants have a term of five (5) years from the date in which each of the redeemed Debenture were issued.  Accordingly, of the Series B Warrants: (i) 277,500 have an expiration date of April 21, 2022, and (ii) 813,362 have an expiration date of October 27, 2022.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Series B1 Warrants are initially exercisable at $3.00 per share and, are subject to cashless exercise after six (6) months from the issuance date if the shares underlying the warrants are not subject to an effective registration statement. The Series B Warrants also contain anti- dilution protection for subsequent equity sales for a price lower than the then applicable exercise price, with a floor of $1.40.

The exercise price of the Series B1 Warrants is subject to adjustment upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to the $1.40 floor described above. If we fail to timely deliver the shares of our Class A common stock (“Common Stock”) upon any exercise of the Series B Warrants, we will be subject to certain buy-in provisions. Additionally, the Series B Warrants contained certain beneficial ownership limitations.

The Company identified embedded derivatives related to the Series B Warrants issued. These embedded derivatives included the right for the holders to request for the Company to purchase the Series B Warrant from the Holder by paying to the Holder an amount of cash equal to the black scholes value of the remaining unexercised portion of the Series A2 Warrant on the date of the consummation of a fundamental transaction.

The Series B1 Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has determined that the Series B1 Warrants have an embedded feature that cause the Series B1 Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series B1 Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as an additional expense related to the extinguishment of the Debentures, and at each reporting date, with the changes in fair value of the Series B Warrants recorded as gains or losses on revaluation in other income (expense). See Note 5 for further information for the fair value of the Series B1 Warrants.

The secured convertible debentures are comprised of the following at December 31:

	2018	2017
Principal Balance	$—	$6,845,157
Debt discount	—	(4,107,792)
Debt issuance costs	—	(1,026,219)
Convertible notes, net	$—	$1,711,146

NOTE 5 – WARRANT LIABILITIES

As more fully described in Notes 4 and 6, the Company issued Series A and B Warrants, Series A1 and A2 Debenture Warrants and Series B1 Warrants (collectively the “Derivative Warrant Instruments”). The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in the warrants which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the Warrant Instruments from the Holder by paying to the Holder an amount of cash equal to the black scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company  treat the whole instrument as liability and record the fair value of the instrument as a derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet dates.

On the date of inception, the fair value of the Series A and B Warrants of $3,038,344 was determined using the Black-Scholes Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975.

The Series A Warrants fair value as of December 31, 2018 and 2017 was estimated to be $496,000 and $2,026,000, respectively, based on a risk-free interest rates of 2.46 and 2.20, respectively, an expected term of 3 and 4 years, respectively, an expected volatility of 167%  and 164%, respectively and a 0% dividend yield.

On January 4, 2017, the date of inception, the fair value of the Series A and B Warrants of $3,038,344 was determined using the Black-Scholes Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.

At the inception of the Series A1 Warrants, the Company determined a fair value of $1,228,000 of the Series A1 Warrants. On April 21 and April 28, 2017, the dates of inception, the fair value of the Series A1 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.875%, an expected term of 5.5 years, an expected volatility of 109% and a 0% dividend yield for each respective date.

Fair value at December 31, 2018 and 2017 of the Series A1 Warrants was estimated to be $868,000 and $2,641,000, respectively based on a risk-free interest rate ranging from 2.73 to 2.73, an expected term ranging from 3.375 to 4.375 years, an expected volatility ranging from 164% to 167% and a 0% dividend yield. During the years ended December 31, 2018 and 2017, we recorded a decrease and increase, respectively, in the fair value of the warrant derivative liability of $(1,774,000) and $1,419,000, respectively. This was recorded as a loss on change in fair value of derivative liability.

At the inception of the Series A2 Warrants, the Company determined a fair value of $2,856,000 of the Series A2 Warrants. On the date of inception, the fair value of the Series A2 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 2.03%, an expected term of 5.5 years, an expected volatility of 122% and a 0% dividend yield.

Fair value at December 31, 2018 and 2017 of the Series A2 Warrants was estimated to be $1,446,000 and $4,615,000, respectively based on a risk-free interest rate ranging from 2.20 to 2.46, an expected term ranging from 3.875 to 4.875 years, an expected volatility ranging from 158% to 161% and a 0% dividend yield. During the years ended December 31, 2018 and 2017, we recorded the decrease and increase, respectively, in the fair value of the warrant derivative liability of $(3,170,000) and $1,759,000, respectively. This was recorded as a loss on change in fair value of derivative liability.

At the inception of the Series B1 Warrant, the Company determined a fair value of $3,240,000 of the Series B1 Warrants. On the date of inception, the fair value of the Series B1 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.9%, an expected term of 5.0 years, an expected volatility of 162% and a 0% dividend yield.

Fair value at December 31, 2018 of the Series B Warrants was estimated to be $1,201,000 based on a risk-free interest rate of 2.5, an expected term of 3.92, an expected volatility of 155% and a 0% dividend yield. During the years ended December 31, 2018, we recorded a decrease, in the fair value of the warrant derivative liability of $1,529,771. This was recorded as a loss on change in fair value of derivative liability.

The Warrant liabilities are comprised of the following at December 31:

	2018	2017
Outstanding, beginning of the period	$11,156,003	$—
Initial derivative liability on issuance of warrants	3,240,127	7,453,615
Change in fair value	(8,953,933)	4,134,166
Less accretion and conversion of debenture warrants	—	(431,780)
Warrant liabilities	$5,442,195	$11,156,001

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 – STOCKHOLDERS' EQUITY

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. There were no shares of Class B common stock outstanding at December 31, 2018 or 2017, respectively.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In January 2017, in connection with an advisory agreement with kathy ireland Worldwide LLC ("kiWW"), the Company issued affiliates and designees of kiWW 100,000 shares of its Class A common stock valued at $678,000.

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

In October 2017, we issued 70,409 shares of our Class A common stock to Joseph P. Hannan, our former chief financial officer, pursuant to his October 2017 employment agreement. The shares were issued pursuant to our 2016 equity compensation plan.

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In June 2018, we issued 44,815 Series A common stock purchase warrants at an exercise price of $2.245 per share, on a cashless basis.

In September 2018, one investor in the Company’s October 2017 debenture financing exercised 16,667 Series A common stock purchase warrants were exercised at a price of $3.00 per share, resulting in gross proceeds to the Company of $50,000.

In September 2018, we issued 100,000 shares of our Class A common stock for legal services rendered.

In September 2018, we issued 50,000 shares of our Class A common stock to Joseph P. Hannan, our former chief financial officer, pursuant to his October 2017 employment agreement. The shares were issued pursuant to our 2016 equity compensation plan, and subject to vesting at issue.

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

In October 2018, 50,000 shares of our Class A common stock were retired in lieu of cash tax withholding from a vesting on shares previously issued to Joseph P. Hannan, our former chief financial officer.

In October 2018, 23,800 shares of our Class A common stock were retired in lieu of cash tax withholding from a vesting on shares previously issued to Joseph P. Hannan, our former chief financial officer.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Stock Awards

During the years ended December 31, 2018 and December 31, 2017, respectively, there were no new grants of restricted stock awards made nor were any previously issued grants forfeited.

Stock Options and Warrants

During the years ended December 31, 2018 and December 31, 2017, respectively, there were no new grants of restricted stock awards made nor were any previously issued grants forfeited.

Stock Options and Warrants

In October 2016, we granted an aggregate of 146,000 stock options to three employees. The options will vest over three years. The options have an exercise price of $7.50 per share and a term of five years. These options had a grant date fair value of $4.98 per option, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 1.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 112%; and (4) an expected life of the options of 5 years.

During the years ended December 31, 2018 and 2017, we recorded compensation expense of $667,749 and $992,732, respectively, related to stock based compensation. During the years ended December 31, 2018 and 2017, 72,498 and 161,500 options were forfeited, respectively.

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

During the years ended December 31, 2018 and December 31, 2017, respectively, an aggregate of  226,402 and 1,223,874 common stock purchase warrants, having exercise prices of between $5.00 and $10.00, per share, expired.

On January 24, 2018, 176,400 common stock purchase warrants, having exercise prices of $7.50, per share, expired.

On September 11, 2018, 250,000 common stock purchase warrants, having an exercise price of $4.20 per share with an option value as of the grant date of $488,106 calculated using the black-scholes option pricing model were granted to Joseph P. Hannan, our former chief financial officer. The options vested one third annually and expire three years after the vesting date. Upon Mr. Hannan’s termination in December of 2018, 229,166 option terminated.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On December 16, 2018, 100,000 common stock purchase warrants, having an exercise price of $2.56 per share with an option value as of the grant date of $220,832 calculated using the black-scholes option pricing model were granted to Michael Malone, our chief financial officer. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2018	2017
Office equipment	$332,932	251,415
Accumulated depreciation	(140,867)	(96,869)
Property and equipment, net	$192,065	154,546

Depreciation expense for the years ended December 31, 2018 and 2017 was $43,998 and $22,908, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2018	2017

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired Software	617,069	617,069
Internally developed software	1,563,401	754,140
Total cost	4,186,170	3,377,209
Accumulated amortization	(2,423,865)	(1,734,449)
Intangible assets, net	$1,762,605	$1,642,760

Amortization expense was $51,422 for intellectual property, $121,527 for the non-compete agreement and $365,266 for internally developed software and 151,200 acquired software for the year ended December 31, 2018. Amortization expense was $151,200 for intellectual property, $677,083 for the non-compete agreement, and $146,181 for internally developed software for the year ended December 31, 2017.

The estimated future amortization expense for the years ended December 31, are as follows:

2019	$858,041
2020	737,648
2021	166,916
$1,762,605

NOTE 9 – RELATED PARTY TRANSACTIONS

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

DECEMBER 31, 2018 AND 2017

On April 2, 2018, we issued a common stock purchase warrant to Kristoffer Nelson, our Chief Operating Officer and a member of our board of directors. The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common Stock at a price per share of $5.78, has a term of three years and vests quarterly over a three (3) year period.

On September 11, 2018, we issued a common stock purchase warrant to Joseph P. Hannan, our former Chief Financial Officer. The option entitled Mr. Hannan to purchase 250,000 shares of Class A Common Stock at a price per share of $4.20, had a term of three years and vested quarterly over a three (3) year period. Upon Mr. Hannan’s termination in December 2018, 234,375 of these options expired.

Our Chief Executive Officer joined the board of directors of one of our advertising customers which purchases advertising at market rates during the first quarter of 2018.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, are comprised of the following:

	2018	2017

Accounts payable, trade	$2,517,749	$2,858,871
Accrued expenses	256,008	1,800,621
Accrued compensation	722,010	256,164
Accrued commissions	79,158	95,159
Accounts payable and accrued expenses	$3,574,926	$5,010,815

NOTE 11 – INCOME TAXES

Income tax (benefit) expense from continuing operations for the year ended December 31, 2018 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(1,301,486)	$(1,301,486)
State	—	(700,900)	(700,900)
Subtotal	—	(2,002,386)	(2,002,386)
Valuation allowance	—	2,002,386	2,002,386
Total	$—	$—	$—

Income tax (benefit) expense from continuing operations for the year ended December 31, 2017 consisted of the following:

	Current	Deferred	Total
Federal	$—	$543,682	543,682
State	—	(287,649)	(287,649)
Subtotal	—	256,033	256,033
Valuation allowance	—	(256,033)	(256,033)
Total	$—	$—	$—

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2018	2017
Taxes calculated at federal rate	21.0%	34.0%
State income tax, net of federal benefit	(1.9)%	1.4%
Stock based compensation	1.4%	—%
Permanent Differences	1.0%	(5.0)%
Change in Valuation Allowance	13.9%	2.0%
Fair market adjustment derivatives	(21.5)%	(10.8)%
Prior year True-ups	(14.9)%	1.3%
True-up to deferred tax rate	—%	(17.9)%
Other adjustments	1.0%	(5.0)%
Provision for income taxes	—%	—%

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred Tax Assets
Net operating loss carryforwards	$2,914,731	$4,156,406
Fixed assets	(37,801)
Accrued interest	—	—
Intangibles	—	—
Stock based compensation	430,907	579,085
Other accruals	24,390	53,185
Total Deferred Tax Assets	3,332,227	4,788,677

Deferred Tax Liabilities
Stock based compensation		—
Intangibles	(249,530)	(482,121)
Prepaid expenses	(12,620)	(14,623)
Total Deferred Tax Liabilities	(262,150)	(496,744)

Net Deferred Tax Assets	3,070,707	4,291,933
Valuation Allowance	(3,070,707)	(4,291,933)

Net deferred tax / (liabilities)	$—	$—

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

During the year ended December 31, 2018, the valuation allowance decreased by $1,221,226 to $3,070,707. All of this decrease attributable to the decrease in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At December 31, 2018, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $12,806,705 and $15,752,351, respectively, both of which begin to expire in 2032 and 2032 respectively. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2018, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 12 – STOCK OPTIONS, AWARDS AND WARRANTS

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

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Transactions involving our stock options for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	414,300	$6.65	575,800	$6.97
Granted during the period	480,236	3.57	—	—
Exercised during the period	—	—	—	—
Forfeited during the period	(366,874)	4.84	(161,500)	7.26
Outstanding, end of the period	537,662	$5.94	414,300	$6.97

Exercisable at the end of the period	331,993	6.8	288,630	6.65

At December 31, 2018 options outstanding totaled 532,662 with a weighted average exercise price of $5.94. Of these options, 331,993 are exercisable at December 31, 2018, with an intrinsic value of $74,425 and a remaining weighted average contractual term of 2.9 years. Compensation cost related to the unvested options not yet recognized is approximately $583,412 at December 31, 2017. We have estimated that approximately $356,852 will be recognized during 2018.

The weighted average remaining life of the options is 2.8 years.

Transactions involving our common stock awards for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	2018	2017
	Number	Number
Outstanding, beginning of the period	54,669	116,666
Granted during the period	—	—
Vested during the period	(53,334)	(55,998)
Forfeited during the period	(1,335)	(6,000)
Unvested at the end of the period	—	54,669

Unrecognized compensation cost related to our common stock awards is approximately $0 and $162,741 at December 31, 2018 and 2017, respectively. We have estimated that we will recognize future compensation expense approximating $0 during the year ended December 31, 2018.

Transactions involving our stock warrants for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, beginning of the period	2,485,005	$5.09	2,976,863	$6.45
Granted during the period	2,162,058	3.00	2,121,433	3.73
Exercised during the period	(95,238)	2.25	(428,469)	3
Forfeited during the period	(226,402)	6.95	(2,184,822)	6.04
Outstanding, end of the period	4,325,423	5.05	2,485,005	5.09

Exercisable at the end of the period	4,325,423	5.05	2,485,005	5.09

The weighted average remaining life of the warrants is 3.2 years.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices under operating leases that have now expired and now operate on a month-to-month basis, with certain notice of termination provisions. Future minimum lease payments required under the operating lease for the Mexico facility amounts to $786,168 as of December 31, 2018.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

12/31/2019	$163,218
12/31/2020	$163,218
12/31/2021	$163,218
12/31/2022	$163,218
12/31/2023	$133,295
$786,167

Rent expense for office space amounted to $277,801 and $211,680 for the years ended December 31, 2018 and 2017, respectively.

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

DECEMBER 31, 2018 AND 2017

NOTE 14. – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had no financial assets or liabilities as of December 31, 2018 and 2017:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Debenture warrant liability	$4,323,499	$—	—	4,323,499
Leapfrog warrant liability	622,436	—	—	622,436
Derivative liability	496,260	—	—	496,260
Put liability	—	—	—	—
Total liabilities	$5,442,195	$—	$—	$5,442,195
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	—	—	—	—
U.S. government-sponsored agency securities	2,723,264	2,723,264	—	—
Total assets	$2,723,264	$2,723,264	$—	$—

The Company received an equity position representing approximately 30% in the LLC that purchased the assets in the SRAX Md transaction.  As there is no readily available fair market value for the LLC we carry the investment on our books at our basis for the assets sold, which was $0. Additionally, the Company has no significant influence over the entity even though the Company has an approximately 30% ownership interest.

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Debenture warrant liability	$7,256,863	$—	—	7,256,863
Leapfrog warrant liability	1,873,107	—	—	1,873,107
Derivative liability	2,026,031	—	—	2,026,031
Put liability	—	—	—	—
Total liabilities	$11,156,001	$—	$—	$11,156,001
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	—	—	—	—
U.S. government-sponsored agency securities	—	—	—	—
Total assets	$—	$—	$—	$—

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows):

Outstanding, beginning of the period	$11,156,003	$—
Initial derivative liability on issuance of warrants	3,240,127	7,453,615
Change in fair value	(8,953,933)	4,134,166
Less accretion and conversion of debenture warrants	—	(431,780)
Warrant liabilities	$5,442,195	$11,156,001

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

•

Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

•

Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

Equity investments include the Company’s retention of an approximately 30% membership interest in the purchaser of SRAXmd group of assets (a limited liability company). The investment was valued initially at its cost basis which was nil. The Company has limited access to operating results and information and has no significant influence over the purchaser of SRAXmd. The operating agreement designates a different managing member for that entity. Accordingly, the value at December 31, 2018 is nil and is a level 3 asset.

NOTE 15 – SUBSEQUENT EVENTS

On April 10, 2019 we completed a registered direct offering of 1,687,825 shares our Class A common stock. The offering resulted in gross proceeds to the company of approximately $6.75 million.

On April 8, 2019, we accepted proposals from certain holders of outstanding Class A common stock purchase warrants. Pursuant to the proposal, the holders agreed to exercise their outstanding warrants to purchase an aggregate of 310,487 shares of our common stock, for cash, by April 10, 2019, in exchange for the Company reducing the exercise price of the Warrants from $7.50 to $3.56. As a result of the transaction, we expect to receive gross proceeds in the amount of $1,105,333.

On April 1, 2019, we sold a non-performing receivable in the amount of $567,977, (such amount includes a mutually agreed upon gross-up with our customer of $150,000) for $417,977. In connection with the sale, we agreed to repurchase the receivable if the purchaser was not able to collect on the amounts owed by June 30, 2019.  As security for our repurchase obligation, we issued and pledged 220,000 shares of our Class A common stock.

NOTE 16 – Restatement

Financial Information (As Restated)

•

As further described in the Explanatory Note, in lieu of filing an amended Form 10-K the Company has presented restated 2017 financials attached here.

•

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed previously.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Impact of the Restatement

Below we’ve presented the 2017 Financial Statements as previously reported with a reconciliation to the restated financials:

Summary of Restatement Consolidated Balance Sheet

	2017	Adjustments	2017
			As Restated
Assets
Current assets:
Cash and cash equivalents	$1,017,299	$—	$1,017,299
Accounts receivable, net	4,348,305	—	4,348,305
Prepaid expenses	468,336	—	468,336
Other current assets	300,898	—	300,898
Total current assets	6,134,838	—	6,134,838
Property and equipment, net	154,546	—	154,546
Goodwill	15,644,957	—	15,644,957
Intangible assets, net	1,642,760	—	1,642,760
Other assets	28,598	—	28,598
Total assets	$23,605,699	$—	$23,605,699

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	5,010,815	—	5,010,815
Debenture warrant liability	—	7,256,864	7,256,864
Leapfrog warrant liability	—	1,873,107	1,873,107
Derivative liability	—	2,026,031	2,026,031
Put liability	—	—	—
Total current liabilities	5,010,815	11,156,002	16,166,817
Secured convertible debentures, net	1,711,146	(186,554)	1,524,592
Total liabilities	6,721,961	10,969,448	17,691,409

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2018 and 2017, respectively	—	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,109,530 and 9,910,565 shares issued and outstanding at December 31, 2018 and 2017, respectively	9,911	—	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2018 and 2017, respectively	—	—	—
Common stock to be issued	879,500	—	879,500
Additional paid in capital	37,143,033	(4,596,213)	32,546,820
Accumulated deficit	(21,148,706)	(6,373,235)	(27,521,941)
Total stockholders' equity	16,883,738	(10,969,448)	5,914,290
Total liabilities and stockholders' equity	$23,605,699	$—	$23,605,699

The adjustments to the consolidated balance sheet reflect the effect of adjusting certain warrants from equity reporting to liability reporting.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Summary of Restatement Consolidated Statement of Operations Adjustments

	2017	Adjustments	2017
			As Restated

Revenue	$23,348,714	$—	$23,348,714
Cost of revenue	9,328,893	—	9,328,893
Gross profit	14,019,821	—	14,019,821
Operating expense:
General, selling and administrative expense	17,016,789	—	17,016,789
Impairment of goodwill
Write off of non-compete agreement	468,750	—	468,750
Restructuring Costs	377,961	—	377,961
Operating expense	17,863,500	—	17,863,500
Loss from operations	(3,843,679)	—	(3,843,679)

Other income (expense):
Interest expense	(713,826)	(2,068,221)	(2,782,047)
Amortization of debt issuance costs	(2,101,377)	1,018,548	(1,082,829)
Total Interest Expense	(2,815,203)	(1,049,673)	(3,864,876)
Gain on sale of Assets
Accretion of beneficial conversion feature	—	(925,748)	(925,748)
Accretion of debenture discount and warrants	—	(263,648)	(263,648)
Change in Fair Value of Warrant Liability	—	(4,134,166)	(4,134,166)
Other non-operating income / (expense)	—	(5,323,562)	(5,323,562)
Total other income / (expense)	(2,815,203)	(6,373,235)	(9,188,438)
Income / (Loss) before provision for income taxes	(6,658,882)	(6,373,235)	(13,032,117)

Provision for income taxes	—	—	—
Net income / (loss)	$(6,658,882)	$(6,373,235)	$(13,032,117)

Net income / (loss) per share, basic and diluted	$(0.81)	(0.77)	$(1.58)

Weighted average shares outstanding
Basic	8,253,851	8,253,851	8,253,851
Diluted	8,253,851	8,253,851	8,253,851

The adjustments to the consolidated statement of operations reflect the changes in fair the value from the date of issuance or 1/1/17, whichever is later, through December 31, 2017 for certain warrants that had previously been reported as equity.

SOCIAL REALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Summary of Restatement Consolidated Statement of Cash Flows

There was no net impact of the 2017 restatement adjustments on net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash from operating activities.

Subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), the Company reviewed its accounting methodology relating to its warrant reclassification as equity in December 2017. The description has been revised on the face of the consolidated balance sheets to indicate that the warrant related liabilities.

The foregoing restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, to provide a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

The restatement pertains to all the quarters for the year ended December 31, 2017 and first three quarters of 2018, and accordingly will have effect on these previously filed quarterly reports.

EXHIBIT INDEX

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