Form 10-Q
period 2019-03-31
SOCIAL REALITY, Inc.
filed 2019-05-15
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SRAX	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,346,022 shares of Class A common stock are issued and outstanding as of May 14, 2019.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses;
•	our ability to continue as a going concern;
•	our reliance on third party vendors;
•	our dependence on revenues from a limited number of customers;
•	our ability to maintain our technology platforms and expand our product offerings;
•	our ability to manage our relationships with our publishers;
•	risks associated with loss of access to real time bidding inventory buyers and RTB platforms;
•	our potentially required cash payments to redeem the points of certain users of our BIGToken platform;
•	our dependence on our executive officers;
•	the continued appeal of Internet advertising;
•

the possible price adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions as well as the Series B Warrants issued on redemption of the Debentures in November 2018;

•	the limited market for our Class A common stock;
•	risks associated with securities litigation;
•	our failure to meet financial performance guidance;
•	risks associated with material weaknesses in our internal control over financial reporting;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our Class B common stock;
•	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts; and
•	concentration of ownership by our management.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019 as well as other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as "BigToken," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "first quarter of 2019" refers to the three months ended March 31, 2019, the "first quarter of 2018" refers to the three months ended March 31, 2018, “2019” refers to the year ending December 31, 2019, and "2018” refers to the year ended December 31, 2018.

The information which appears on our web sites www.srax.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,672	$2,784,865
Accounts receivable, net	550,857	1,828,940
Prepaid expenses	492,231	466,823
Other current assets	300,898	387,085
Total current assets	1,361,658	5,467,713

Non-current Assets:
Property and equipment, net	196,996	192,065
Goodwill	15,644,957	15,644,957
Intangible assets, net	1,805,283	1,762,605
Right-of-Use Asset	505,278	—
Other assets	107,454	51,153
Total non-current assets	18,259,968	17,650,780
Total assets	$19,621,626	$23,118,493

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$3,421,911	$3,574,926
Debenture warrant liability	5,901,089	4,323,499
Leapfrog warrant liability	830,507	622,436
Derivative liability	672,155	496,260
Total current liabilities	10,825,662	9,017,121
Non-current liabilities:
Lease Obligation - Long Term Portion	359,112	—
Total non-current liabilities	359,112	—
Total liabilities	11,184,774	9,017,121

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2019 and December 31, 2018, respectively
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,109,530 and 10,109,530 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10,109	10,109
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock to be issued	—	—
Additional paid in capital	32,990,496	32,869,611
Accumulated deficit	(24,563,753)	(18,778,348)
Total stockholders' equity	8,436,852	14,101,372
Total liabilities and stockholders' equity	$19,621,626	$23,118,493

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	March 31,	March 31,
	2019	2018
		As Restated

Revenue	$591,755	$2,110,850
Cost of revenue	342,347	818,105
Gross profit	249,408	1,292,745
Operating expense:
General, selling and administrative expense	4,490,961	4,108,093
Operating expense	4,490,961	4,108,093
Loss from operations	(4,241,553)	(2,815,348)

Other income (expense):
Interest expense	(67,988)	(434,785)
Amortization of debt issuance costs	—	(435,666)
Total Interest Expense	(67,988)	(870,451)
Gain on sale of Assets	472,479	(22,165)
Exchange Gain or Loss	13,509	(4,664)
Loss on settlement
Change in Fair Value of Warrant Liability	(1,961,851)	3,723,696
Other non operating income / (expense)	(1,475,863)	3,696,867
Total other income / (expense)	(1,543,851)	2,826,416
Income / (Loss) before provision for income taxes	(5,785,404)	11,068

Provision for income taxes	—	—
Net income / (loss)	$(5,785,404)	$11,068

Net income / (loss) per share, basic and diluted	$(0.57)	$0.00

Weighted average shares outstanding
Basic	10,109,530	10,037,905
Diluted	10,109,530	10,037,905

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY FOR THE

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

							Additional
	Preferred Stock		Common Stock		Common stock to be issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	—	$—	10,109,530	$10,109	—	$—	$32,869,611	$(18,778,348)	$14,101,372

Share based compensation, related to employees	—	—		—	—	—	120,885	—	120,885
Net Income	—	—	—	—	—	—	—	(5,785,404)	(5,785,404)
Balance, March 31, 2019	—	$—	10,109,530	$10,109	—	$—	$32,990,496	$(24,563,752)	$8,436,852

							Additional
	Preferred Stock		Common Stock		Common stock to be issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	—	$—	9,910,565	$9,911	150,000	$879,500	$32,546,820	$(27,521,941)	$5,914,290

Stock based compensation	—	—	6,667	129	—	—	286,001	—	286,127
Shares issued for services	—	—	150,000	150	(150,000)	(859,500)	859,350	—	—
Common stock issued to directors	—	—	22,556	23	—	(10,000)	39,977	—	30,000
Net Income	—	—	—	—	—	—	—	11,068	11,068
Balance, March 31, 2018 (restated)	—	$—	10,089,788	$10,213	—	$10,000	$33,732,148	$(27,510,873)	$6,241,485

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	March 31,	March 31,
	2019	2018
		As Restated

Cash flows from operating activities
Net Income (loss)	$(5,785,404)	$11,068
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	120,884	166,130
Amortization of debt issuance costs	—	93,639
Accretion of debenture discount and warrants	—	342,026
Gain/Loss on valuation of warrant derivatives	1,961,852	(3,723,696)
Gain on sale of SRAXmd	(472,479)	—
Provision for bad debts	356	(425)
Depreciation expense	15,968	9,441
Amortization of intangibles	237,075	166,185
Changes in operating assets and liabilities:
Accounts receivable	1,277,728	2,614,671
Prepaid expenses	(25,408)	(72,416)
Other assets	29,886	(3,445)
Accounts payable and accrued expenses	(299,479)	(178,022)
Net cash used in operating activities	(2,939,021)	(574,844)

Cash flows from investing activities
Proceeds from SRAXmd	472,479	—
Purchase of equipment	(20,899)	(20,793)
Development of software	(279,752)	(231,774)
Net cash (used in) provided by investing activities	171,828	(252,567)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net increase / (decrease) in cash and cash equivalents	(2,767,193)	(827,411)
Cash and cash equivalents, beginning of period	2,784,865	1,017,299
Cash and cash equivalents, end of period	$17,672	$189,888

Supplemental schedule of cash flow information
Cash paid for interest	$55,931	$340,684
Cash paid for taxes	$—	$—
Supplemental schedule of noncash financing activities
Recorded Right-of-Use Asset and Operating Lease Obligation	$505,278	$—
Vesting of common stock award	$—	$150,000
Issuance of common stock to be issued	$—	$869,500

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

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

•

SRAXshopper tools enable brands and agencies to connect with shoppers driving in store an online sales; and

•

SRAXir tools to assist public companies in analyzing and marketing to their shareholder population; and

•

BIGToken is a platform that allows consumers to manage the sales of their digital data.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2018 condensed balance sheet data was derived from financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three month periods ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company's annual report on Form 10-K filed with the SEC on April 16, 2019.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, establish and develop new business units, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $4,108,093 for the three months ended March 31, 2018 to $4,490,961 for the three months ended March 31, 2019. We had a net loss of $5,785,404 for the three months ended March 31, 2019 compared to net income of $11,068 for the three months ended March 31, 2018. At March 31, 2019, we had an accumulated deficit of $24,563,753. As of March 31, 2019, we had $17,672 in cash and cash equivalents and a working capital deficit of $9,464,004 as compared to $2,784,865 in cash and cash equivalents and a working capital deficit of $3,549,408 at December 31, 2018. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically funded our operations and investing activities with cash provided by financing activities. In late 2017, we announced several new initiatives intended to provide additional growth opportunities which launched in the third quarter of 2018.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company's accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company does not require collateral. Allowance for doubtful accounts was $48,448, $48,091, and $59,278 at March 31, 2019, December 31, 2018, and March 31, 2018 respectively.

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

At March 31, 2019, one customer accounted for approximately 48.45% of our accounts receivable balance. At December 31, 2018, two customers accounted for approximately 75.1% of our accounts receivable balance.

For the three months ended March 31, 2019, two customers accounted for 28.9% of total revenue. For the three months ended March 31, 2018, two customers accounted for more than 10% of the total revenue for a total of 44.9%.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At March 31, 2019 and December 31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. Derivative Instruments are carried at fair value, generally estimated using the Black-Scholes Merton model. This determination requires significant judgments to be made.

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

Costs Incurred to Develop Software for Internal Use

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the three months ended March 31 2019 and year ended December 31, 2018 there has been no impairment associated with internal use software. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company capitalized software development costs of $279,752 and $960,157 respectively.

During 2016, the Company began capitalizing the costs of developing internal-use computer software, including directly related payroll costs. The Company amortizes costs associated with its internally developed software over periods up to three years, beginning when the software is ready for its intended use.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

Goodwill and annual impairment testing period

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 79% of our total assets as of March 31, 2019, consist of indefinite-lived intangible assets, such goodwill, the value of which depends significantly upon the operating results of our businesses. We believe that our estimate of the value of our goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and product offerings.

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

We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Noble Financial Capital Markets prepared the valuations for the testing periods ending December 31, 2018 and 2017.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the three months ended March 31, 2019 or 2018, respectively.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

There were 5,417,864 common share equivalents at March 31, 2019 and 5,053,258 common share equivalents at March 31, 2018. For the three months ended March 31, 2019 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would and be antidilutive. For the three months ended March 31, 2018 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be antidilutive.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Stock-Based Compensation

We account for our stock based compensation under ASU 2018-07 "Compensation – Stock Compensation" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We employ this method of accounting for stock compensation paid to employees and non-employees.

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

NOTE 3 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of New Accounting Standards

For a discussion of recent accounting pronouncements, please refer to “Recently Issued Accounting Standards” as contained in Note 1 in the December 31, 2018 audited consolidated financial statements included in the Company’s annual report on Form 10-K filed with the SEC on April 16, 2019.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No.2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

We are using a modified retrospective adoption approach, is required to recognize and measure leases existing at the beginning of the adoption period, with certain practical expedients available.

We adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less. The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company's consolidated balance sheet but it did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows. We recorded a ROU and the related operating lease liability for our long-term facilities lease.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Effective January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The adoption of ASU No. 2016-15 did not have a significant impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows us the option to reclassify these stranded tax effects to accumulated deficit that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. These amendments are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We do not expect ASU 2018-13 will have a material impact on our consolidated financial statements.

NOTE 4 – SALE OF SRAXmd

Sale of SRAXmd:

On August 6, 2018, we completed the sale of substantially all of the assets related to our SRAXmd product line for aggregate consideration of $43,000,000. The purchase price consists of (i) $33,000,000 in cash and (ii) an interest in an affiliate of the purchaser of SRAXmd assets that was valued on the closing date at $10,000,000. A total of $762,500 of the purchase price was placed into escrow accounts subject to future release.

Given that the Company will retain an ongoing equity interest in an affiliate of the purchaser of SRAXmd, the Company evaluated the potential existence of variable interest entity accounting treatment under ASC 810. Given the Company had no input into the design of the purchasing entity, is not a primary beneficiary of the purchaser entity and has no ongoing role in management or governance other than that of a passive, minority investor, the Company determined that the presence of a variable interest entity was not present.

Assets transferred to the purchaser in the transaction included $3,536,503 of accounts receivable and $216,479 of prepaid expense items. The purchaser also assumed $191,164 of accounts payable obligations and $333,014 of additional accrued expense items. The Company received a credit to the purchase price of $196,055 for over-delivery of working capital beyond a contractual $3 million working capital target. The Company has recorded a zero value for the interest retained in the purchaser affiliate.

The Company paid $1,709,500 of advisory fees and $351,089 of legal fees at closing. An additional $164,028 was also paid by the Company at closing for insurance premiums and escrow related fees.

During the fourth quarter of 2018, the Company recognized an additional $1,870,361 in costs associated with the transaction.

During the first quarter of 2019, the Company recorded an additional $143,365 in working capital adjustments associated with the transaction and received proceeds of $472,479 on the closure of a $500,000 escrow account.

The Company recorded a gain on sale of assets totaling $22,580,507. Less escrow holdbacks and other reimbursements, the Company received net proceeds from the transaction totaling $23,364,980.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Below are the major components of the gain we recorded on the sale of the SRAX md assets:

GAIN ON SALE OF SRAXmd:

Cash Proceeds	$33,350,459
Fair Value of Interest Retained	—
Carrying amount of Assets Sold
Fixed Assets	(117,000)
Working Capital	(3,140,480)
Transactions Fees & Sales Commissions	(7,512,472)
Gain on Sale	$22,580,507

Components of operating results for the SRAXmd product group have not been classified as discontinued operations. Pursuant to guidance in ASC 205-20, Discontinued Operations, we noted that the SRAXmd product line was not a reportable segment or a separate operating segment and nor was it deemed to be a strategic shift. Under this guidance, an entity presents a disposal as a discontinued operation if it “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” ASC Topic 205-20-45 does not clearly define on a quantitative basis as to how an entity would establish whether a component, business activity is individually significant. Additionally, the sale of the SRAXmd product line did not qualify under ASC Topic 360-10-35 to 45 for determination of the gain or loss. The sale of the SRAXmd product group does not constitute a shift in our corporate strategy or purpose as we continue to operate a diversified product group of digital advertising tools, as we have done since inception in 2010. The core technology and other key elements of the SRAX advertising platform will remain owned by us, with certain license agreements for use of our software granted to the purchaser as part of the transaction. SRAXmd was a product developed from our core technology. In addition to the assets, 12 of our existing employees also transferred. The Company has not assigned any goodwill upon disposal of SRAXmd.

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

Based on management’s best estimates, for the three month period ending March 31, 2018 and twelve month period ended December 31, 2018, the unaudited results for revenue and cost of sales attributable to the SRAXmd product group are estimated below:

	Three Months ended March 31,	Full Year December 31,
	2018	2018

Revenue	$1,598,217	$6,306,613

Cost of Sales	$360,792	$1,101,080
Gross Profit	$1,237,425	$5,205,533
Gross Margin	77.43%	82.54%
General, Sales & Administrative expense	$887,709	$2,896,193

Operating Income	$349,716	$2,309,340

There is no specific depreciation and amortization, or interest expense specifically attributable to the SRAXmd product line.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Office equipment	$353,832	332,933
Accumulated depreciation	(156,836)	(140,868)
Property and equipment, net	$196,996	192,065

Depreciation expense for the three months ended March 31, 2019, December 31, 2018, and March 31, 2018 was $15,968, $13,268, and $9,941 respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2019	2018

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired Software	617,069	617,069
Internally developed software	1,843,153	1,563,401
Total cost	4,466,222	4,186,470
Accumulated amortization	2,660,939	2,423,865
Intangible assets, net	$1,805,283	$1,762,605

During the three months ended March 31, 2019 and 2018 the Company capitalized $279,752 and $231,774 of costs associated with the development of internal-use software, including directly related payroll costs, respectively.

On August 17, 2017, the Company acquired software from Leapfrog Media Trading in exchange for 200,000 shares of Class A common stock and 350,000 warrants with a term of five years and an exercise price of $3.00. This software was fully integrated into our platform on October 1, 2018. No other assets, customers, employees, intangibles or business operations were acquired in this transaction.

Amortization expense was $37,800 for intellectual property, $51,422 for the acquired Leapfrog software, and $147,852 for the internally developed software for the three months ended March 31, 2019. Amortization expense was $37,800 for intellectual property, $52,083 for the non-compete agreement, and $76,301 for the internally developed software for the three months ended March 31, 2018.

The estimated future amortization expense for the remainder of 2019 and the years ended December 31 thereafter, are as follows:

The estimated future amortization expense for the years ended December 31, are as follows:
2019	$707,458
2020	830,899
2021	260,167
2022	6,759
$1,805,283

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	2019	2018

Accounts payable, trade	$2,293,943	$2,517,749
Accrued expenses	562,516	256,009
Accrued compensation	491,656	722,010
Accrued commissions	73,796	79,158
Accounts payable and accrued expenses	$3,421,911	$3,574,926

NOTE 8 – NOTES PAYABLE

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

At March 31, 2019 and 2018, $222,549 and $1,287,176 of accounts receivable purchased by FastPay remain outstanding and are subject to repurchase under the terms of the FastPay Agreement.

NOTE 9 – WARRANT LIABILITIES

The discussion below relates to the following (collectively, the “Derivative Warrant Instruments”):

1.

In January 2017, the Company issued Series A and Series B Warrants in our registered direct and concurrent private placement.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975. Accordingly, only the Series A Warrants are currently outstanding.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

2.

In April and October 2017, the Company issued the Series A1 Warrants and Series A2 Warrants in connection with the  private placement of secured convertible debentures; and

3.

In November 2018, the Company issued the Series B1 Warrants upon redemption of the outstanding convertible debentures issued in April and October 2017, pursuant to the terms of such debentures.

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

The Company identified embedded features in the Derivative Warrant Instruments which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the Warrant Instruments from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet dates.

As of January 4, 2017, the issuance date of the Series A and B Warrants, the fair value of the Series A and B Warrants of $3,038,344 was determined using the Black-Scholes Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975.

The Series A Warrant’s fair value as of March 31 2019 and December 31, 2018 was estimated to be $672,155 and  $496,000 respectively, based on a risk-free interest rates of 2.46 and 2.20, respectively, an expected term of 3 and 4 years, respectively, an expected volatility of 102% and 167%, respectively and a 0% dividend yield.

As of April 21, and April 28, 2017, the issuance date of the Series A1 Warrants, the Company determined a fair value of $1,228,000 of the Series A1 Warrants. The fair value of the Series A1 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.875%, an expected term of 5.5 years, an expected volatility of 109% and a 0% dividend yield for each respective date.

The Series A1 Warrant’s fair value at March 31, 2019 and December 31, 2018 was  estimated to be $1,089,621 and $868,000 respectively based on a risk-free interest rate ranging from 2.21 to 2.73, an expected term ranging from 3.375 to 4.375 years, an expected volatility ranging from 102% to 164% and a 0% dividend yield. During the three month period ending March 31, 2019 and 2018, we recorded an increase and decrease, respectively, in the fair value of the warrant derivative liability of $223,360 and ($888,512), respectively. This was recorded as a loss on change in fair value of derivative liability.

As October 27, 2017, of the issuance date of the Series A2 Warrants, the Company determined a fair value of $2,856,000 of the Series A2 Warrants. The fair value of the Series A2 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 2.03%, an expected term of 5.5 years, an expected volatility of 122% and a 0% dividend yield.

The fair value at March 31, 2019 and December 31, 2018 of the Series A2 Warrants was estimated to be $1,950,842 and $1,446,000,  respectively based on a risk-free interest rate ranging from 2.20 to 2.46, an expected term ranging from 3.875 to 4.875 years, an expected volatility ranging from 102% to 158% and a 0% dividend yield. During the three month period ending March 31, 2019 and March 31, 2018, we recorded an increase and decrease, respectively, in the fair value of the warrant derivative liability of $505,632 and ($1,517,646), respectively. This was recorded as a loss on change in fair value of derivative liability.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

As of November 29, 2018, the issuance date of the Series B1 Warrants, the Company determined a fair value of $3,240,000 of the Series B1 Warrants. The fair value of the Series B1 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.9%, an expected term of 5.0 years, an expected volatility of 162% and a 0% dividend yield. During the three month period ending March 31, 2019, we recorded an increase, in the fair value of the warrant derivative liability of $848,872. This was recorded as a loss on change in fair value of derivative liability.

The fair value at March 31, 2019 of the Series B1 Warrants was estimated to be $2,860,621 based on a risk-free interest rate of 2.5, an expected term of 3.92, an expected volatility of 155% and a 0% dividend yield. The fair value was estimated to be $2,010,230 at December 31, 2018 based on a risk-free interest rate of 2.5, an expected term of 4.6 years, an expected volatility of 105% and a 0% dividend yield.

As August 17, 2017, of the issuance date of the Leapfrog Warrants, the Company determined a fair value of $337,069. The fair value of the Leapfrog Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.65%, an expected term of 5.0 years, an expected volatility of 108% and a 0% dividend yield.

The fair value at March 31, 2019 and December 31, 2018 of the Leapfrog Warrants was estimated to be $830,367 and $622,296 based on a risk-free interest rate of 2.2%, an expected term of 3.4 years, an expected volatility of 105% and a 0% dividend yield.

The Warrant liabilities are comprised of the following at March 31:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of beginning of period (December 31, 2018)	4,323,218	622,436	496,241
Adjustments to Warrants Outstanding	—	—	—
Adjustment to fair value	1,577,866	208,071	175,914
Balance as of end of period ( March 31, 2019)	5,901,084	830,507	672,155

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of beginning of period (December 31, 2017)	7,256,864	1,873,106	2,026,031
Adjustments to Warrants Outstanding	—	—	—
Adjustment to fair value	(2,409,444)	(629,170)	(685,080)
Balance as of end of period ( March 31, 2018)	4,847,420	1,243,936	1,340,951

NOTE 10 – SECURED CONVERTIBLE DEBENTURES, NET

In April 2017, the Company entered into definitive securities purchase agreements with certain accredited investors for the purchase and sale of an aggregate of : (i) $5,000,000 principal amount of 12.5% secured convertible debentures (the “Debentures”); and (ii) five-year warrants (“Series A Warrants”) representing the right to acquire up to 833,337 shares of our class A common stock that expire in April 2022, in a transaction exempt from registration under the Securities Act, in reliance on an exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

In connection with our April 2017 Debenture Offering, we also issued the following placement agent warrants:

•

Chardan Capital Markets, and its affiliates received warrants to purchase an aggregate of 100,000 shares of Class A common stock at an exercise price of $3.75 per share, with an expiration date of October 21, 2022;

•

Noble Financial Capital Markets, and its affiliates received warrants to purchase an aggregate of 66,800 shares of Class A common stock at an exercise price of $3.00 per share, with an expiration date of October 21, 2022; and

•

Aspenwood Capital (Colorado Financial Service Corporation) and its affiliates received warrants to purchase an aggregate of 7,700 shares of Class A common stock at an exercise price of $3.75 per share, with an expiration date of October 21,2022.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

In October 2017, the Company sold an additional $5,180,157.78 of Debentures and issued an additional 863,365 Series A Warrants that expire in October 2022.

In connection with our October 2017 Debenture Offering, we also issued the following placement agent warrants:

•

Chardan Capital Markets, and its affiliates received warrants to purchase an aggregate of 160,000 shares of Class A common stock with (i) 105,839 warrants having an exercise price of $3.75 and (ii) 54,161 warrants having an exercise price of $4.49 per share, with an expiration date of April 27, 2022; and

•

Aspenwood Capital (Colorado Financial Service Corporation) and its affiliates received warrants to purchase an aggregate of 23,337 shares of Class A common stock at an exercise price of $3.75 per share, with an expiration date of April 27, 2022.

The Company accounted for the Series A1 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,639,629 from the issuance of the Series A1 Debentures was allocated between the Series A1 Debentures and the fair value of the Series A1 Warrants. The values allocated to the Series A1 Debentures and Series A1 Warrant was $3,408,629 and $1,288,000 respectively. After the allocation between the Series A1 Debentures and Series A1 Warrants, the effective conversion feature was greater than the fair market value of the Company’s common stock on the date of issuance, so the adjusted proceeds were not allocated to the conversion feature.

The Company accounted for the Series A2 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,261,684 from the issuance of the Series A2 Debentures was allocated between the Series A2 Debentures and the fair value of the Series A2 Warrants. The values allocated to the Series A2 Debentures and Series A2 Warrant was $1,405,540 and $2,856,108 respectively. After the allocation between the Series A2 Debentures and the Series A2 Warrants, the adjusted value assigned to Series A2 Debenture created the effected conversion feature to be a rate lower than the current market price for the Company’s common stock on the date of the issuance. The value assigned to the conversion feature was $1,405,540.

In November of 2018, the Company redeemed the remaining Debentures for $7,199,674. The redemption amount consisted of: (i) the Debentures’ face value $6,545,157 and (ii) a 10% prepayment penalty of $654,517. Additionally, we issued the holders of the outstanding Debentures Series B1 warrants equal to 50% of the of the conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption, or an aggregate of 1,090,862 Series B1 Warrants. The Company received no additional consideration for the issuance of the Series B1 Warrants.

The Series B1 warrants have a term of five (5) years from the date in which each of the redeemed Debenture were issued. Accordingly, of the Series B Warrants: (i) 277,500 have an expiration date of April 21, 2022, and (ii) 813,362 have an expiration date of October 27, 2022.

The Series B1 Warrants are initially exercisable at $3.00 per share and, are subject to cashless exercise after six (6) months from the issuance date if the shares underlying the warrants are not subject to an effective registration statement. The Series B1 Warrants also contain anti- dilution protection for subsequent equity sales for a price lower than the then applicable exercise price, with a floor of $1.40.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 11 – STOCKHOLDERS' EQUITY

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. There were no shares of Class B common stock outstanding at December 31, 2018 or 2017 or as of March 31, 2019 or 2018.

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

On April 2017 and we repurchased the Series B Warrants for $2,500,000.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

During the three months ended March 31, 2019, no Class A common stock was issued.

As of March 31, 2019, and December 31, 2018, there are 10,109,530 issued and outstanding Class A common shares.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Stock Awards

During the year ended December 31, 2018 and as of March 31, 2019, respectively, there were no new grants of restricted stock awards made nor were any previously issued grants forfeited.

Stock Options and Warrants

During the three months ended March 31, 2019 and 2018, we recorded compensation expense of $120,883 and $166,130, respectively, related to stock based compensation. During the three months ended March 31, 2019 and 2018, no options were forfeited, respectively.

During the three months ended March 31, 2019 and 2018, respectively, 0 and 176,402 common stock purchase warrants, having exercise prices of between $5.00 and $10.00, per share, expired.

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

On December 16, 2018, 100,000 common stock options, having an exercise price of $2.56 per share with an option value as of the grant date of $226,580 calculated using the Black-Scholes option pricing model were granted to Michael Malone, our chief financial officer. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

On March 27, 2019, 685,000 common stock options having an exercise price of $3.42 per share with an option value as of the grant date of $1,513,137 calculated using the Black-Scholes option pricing model were granted to several employees and members of our management team. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 20, 2018, as we began to formally review potential strategic options for SRAXMD, we entered into certain agreements with Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements, Ms. DeRuggiero’s employment agreement was terminated, and she became a consultant of the Company. The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAXmd, but may be extended by the parties. The terms of the consultancy are substantially similar to her prior employment agreement except that in the event of a sale of the SRAXmd business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,069 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAXmd business. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Our Chief Executive Officer joined the board of directors of one of our advertising customers which purchases advertising at market rates during the first quarter of 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2019 was 18%. Our Lease does not include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 5 years. Future minimum lease payments required under the operating lease for the Mexico facility amounts to $745,363 as of March 31, 2019.

Future minimum lease payments under this rental agreement are approximately as follows:

12/31/2019	$122,414
12/31/2020	163,218
12/31/2021	163,218
12/31/2022	163,218
12/31/2023	133,295
Total	745,363
Less: Amount representing interest	(240,085)
Present Value of future lease payments	505,278
Less: Current obligation under lease	(146,166)
Long-term lease obligations	$359,112

The operating cash flows from operating leases were $ 76,564 for the three months ended March 31, 2019.

Lease costs for office space amounted to $76,564

Rent expense was $68,070 for the three months ended March 31, 2018.

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

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Employment agreements

We have entered employment agreements with key employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

BIGtoken Point liability

During the three months ended March 31, 2019 the Company instituted a policy that allows BIGtoken user to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of March 31, 2019, the Company has estimated the future liability for point redemptions to be $125,000. The Company considered the total number of points outstanding, the conversion rate in which points are redeemable for cash. Due to the recency of the BIGtoken platform and the ability for users to redeem points for cash, the Company does not have sufficient history to estimate account attrition and the associate breakage rates for outstanding points. Therefore, the Company utilized a breakage factor of zero percent as of March 31, 2019 in determining the estimated liability.

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

Income Taxes

We and our subsidiaries file U.S. Federal income tax returns and income tax returns in various state, local and foreign jurisdictions.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including the variability in accurately predicting our pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in how we do business, changes in our stock price, tax law developments (including changes in statues, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount if pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

For 2019, the anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 21% primarily because of the full valuation allowance related to net operating loss carryforwards and certain discrete items.

We consider both positive and negative evidence when evaluating the recoverability of our deferred tax assets ("DTAs"). The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e. greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. As of March 31, 2019, management has concluded a full valuation allowance of the DTAs is necessary because of sufficient uncertainty in our ability to realize the benefit associated with such DTAs in the future.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

On April 10, 2019 we completed a registered direct offering of 1,687,825 shares our Class A common stock. The offering resulted in gross proceeds to the company of approximately $6.75 million.

On April 8, 2019, we accepted proposals from certain holders of outstanding Class A common stock purchase warrants. Pursuant to the proposal, the holders agreed to exercise their outstanding warrants to purchase an aggregate of 310,487 shares of our common stock, for cash, by April 10, 2019, in exchange for the Company reducing the exercise price of the Warrants from $7.50 to $3.56. As a result of the exercises we received gross proceeds of $1,105,333.

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

NOTE 15 – Restatement

Financial Information (As Restated)

•

The Company has presented restated 2018 financials as of March 31, 2018 and for the three month period ended March 31, 2018, below.

•

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed previously.

The individual restatement matter that underlies the restatement adjustments is described below.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Impact of the Restatement

Below we’ve presented the first quarter 2018 Financial Statements as previously reported with a reconciliation to the restated financials:

Summary of Restatement Condensed Consolidated Balance Sheet

	March 31,			March 31,
	2018	Adjustments		2018
	Originally reported			As Restated
Assets
Current assets:
Cash and cash equivalents	$189,888	$		$189,888
Accounts receivable, net	1,734,058			1,734,058
Prepaid expenses	540,753			540,753
Other current assets	300,898			300,898
Total current assets	2,765,597			2,765,597

Property and equipment, net	165,898			165,898
Goodwill	15,644,957			15,644,957
Intangible assets, net	1,708,349			1,708,349
Other assets	32,043			32,043
Total non-current assets	17,551,247		—	17,551,247
Total assets	$20,316,844		$—	$20,316,844

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,682,794	$		$4,682,794
Debenture warrant liability	—		1,340,951	1,340,951
Leapfrog warrant liability			1,243,936	1,243,936
Derivative liability			4,847,420	4,847,420
Put liability				—
Total current liabilities	4,682,794		7,432,307	12,115,101

Non-current liabilities:
Secured convertible debentures, net	2,043,804		(83,545)	1,960,259
Total non-current liabilities	2,043,804		(83,545)	1,960,259
Total liabilities	6,726,598		7,348,762	14,075,360

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,212,738 shares issued and outstanding at March 31, 2018	10,213			10,213
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018	—			—
Common stock to be issued	10,000			10,000
Additional paid in capital	38,328,359		(4,596,211)	33,732,148
Accumulated deficit	(24,758,326)		(2,752,550)	(27,510,876)
Total stockholders' equity	13,590,246		(7,348,762)	6,241,485
Total liabilities and stockholders' equity	$20,316,844		$—	$20,316,844

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Operations Adjustments

	March 31,			March 31,
	2018	Adjustments		2018
	Originally Reported			As Restated
Revenue	$2,110,850	$		$2,110,850
Cost of revenue	818,105			818,105
Gross profit	1,292,745		—	1,292,745
Operating expense:
General, selling and administrative expense	4,130,258		(22,165)	4,108,093
Impairment of goodwill
Write off of non-compete agreement	—		—	—
Restructuring Costs	—		—	—
Operating expense	4,130,258		(22,165)	4,108,093
Loss from operations	(2,837,513)		22,165	(2,815,348)

Other income (expense):
Interest expense	(434,785)		—	(434,785)
Amortization of debt issuance costs	(332,658)		(103,008)	(435,666)
Total Interest Expense	(767,443)		(103,008)	(870,451)
Gain on sale of Assets			(22,165)	(22,165)
Exchange Gain or Loss	(4,664)			(4,664)
Loss on settlement				—
Change in Fair Value of Warrant Liability			3,723,696	3,723,696
Other non operating income / (expense)	(4,664)		3,701,531	3,696,867
Total other income / (expense)	(772,107)		3,598,523	2,826,416
Income / (Loss) before provision for income taxes	(3,609,620)		3,620,688	11,068

Provision for income taxes	—		—	—
Net income / (loss)	$(3,609,620)		$3,620,688	$11,068

Net income / (loss) per share, basic and diluted	$(0.36)		0.35	$0.00

Weighted average shares outstanding
Basic	10,037,905		—	10,037,905
Diluted	10,037,905		—	10,037,905

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Cash Flows Adjustments

	March 31,		March 31,
	2018	Adjustments	2018
	Originally Reported		As Restated

Cash flows from operating activities
Net Income (loss)	$(3,609,620)	3,620,688	$11,068
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	—
Stock based compensation	166,130	—	166,130
Amortization of debt issuance costs	93,639	—	93,639
Accretion of debenture discount and warrants	239,018	103,008	342,026
Gain/Loss on valuation of warrant derivatives	—	(3,723,696)	(3,723,696)
Gain on sale of SRAXmd	—	—	—
Provision for bad debts	(425)	—	(425)
Depreciation expense	9,441	—	9,441
Amortization of intangibles	166,185	—	166,185
Changes in operating assets and liabilities:	—	—
Accounts receivable	2,614,671	—	2,614,671
Prepaid expenses	(72,416)	—	(72,416)
Other assets	(3,445)	—	(3,445)
Accounts payable and accrued expenses	(178,022)	—	(178,022)
Net cash used in operating activities	(574,844)	—	(574,844)

Cash flows from investing activities
Proceeds from SRAXmd	—	—	—
Purchase of equipment	(20,793)	—	(20,793)
Development of software	(231,774)	—	(231,774)
Net cash (used in) provided by investing activities	(252,567)	—	(252,567)

Cash flows from financing activities
Net cash provided by financing activities	—		—

Net increase / (decrease) in cash and cash equivalents	(827,411)	—	(827,411)
Cash and cash equivalents, beginning of period	1,017,299	—	1,017,299
Cash and cash equivalents, end of period	$189,888		$189,888

Supplemental schedule of cash flow information
Cash paid for interest	$340,684		$340,684
Cash paid for taxes	$—		$—
Supplemental schedule of noncash financing activities
Vesting of common stock award	150,000		150,000
Issuance of common stock to be issued	869,500		869,500

Notes on Adjustments:

The adjustments to the consolidated balance sheet reflect the effect of adjusting certain warrants from equity reporting to liability reporting. The adjustments to the consolidated statement of operations reflect the changes in fair the value of these warrants from 12/31/17 through March 31, 2018.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three-month periods ended March 31, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2018, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

•

sales of proprietary consumer data.

BIGToken Platform

On February 1, 2019, the BIGToken Platform became generally available to the public. Users of the BIGToken Platform receive points for undertaking certain actions on the platform. These points are then redeemable for cash directly from us. We also anticipate that users will be able to redeem the points for goods and/or services offered by our sponsors. The value each point being redeemed is at the discretion of management with regard to cash payments and we anticipate at the discretion of our sponsors with regard to goods and/or services. As of March 31, 2019, we have not generated any revenue through the sale of data gathered from users of the BIGToken Platform. Since commencing the BIGToken project, we have spent approximately $3 million in the development and management of the BIGToken Platform. Additionally, as stated above, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of March 31, 2019, we recorded a contingent liability for future point redemptions equal to 125,000 and we have redeemed an aggregate of 1 million points for $10,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of April 30, 2019, we had approximately 15 million users, based upon the points accumulated by qualified users, we may be required to redeem  in excess of $500,000 worth of points.

In February of 2019, we filed a registration statement with the SEC in order to register shares of our BIGToken tracking stock (“BIGToken Stock”). Subsequently, we received comments from the SEC and are currently in the process of reviewing such comments. As of the date hereof, we have not issued any shares of BIGToken Stock.

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

Classification of Warrants

The Company has concluded that the certain Warrants issued in 2017 and 2018 were required to be classified as liabilities pursuant to the provisions of ASC 815-10 since all of the characteristics of a derivative instrument were met and the Warrants do not qualify for the equity classification scope exception in ASC 815-40-25-10 from derivative accounting, primarily because the Company may be required to cash settle the warrants in circumstances where holders of the Company’s common stock would not be entitled to cash, which is inconsistent with ASC 815-40-55-2 through 55-6. The warrant agreements include a fundamental transaction clause whereby, in the unlikely event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

See discussion below Other income (loss) for the effects of this on the results operations.

Results of operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Selected Consolidated Financial Data

	Three months ended
	March 31,		$	%
	2019	2018	Change	Change
	(unaudited)	(unaudited) Restated
Revenue	$591,755	2,110,850	$(1,519,095)	-72%
Cost of revenue	342,347	818,105	(475,758)	-58%
Gross profit	249,408	1,292,745	(1,043,337)	-81%
Gross margin percentage	42.15%	61.24%

Operating expense	4,490,961	4,108,093	382,868	9%
Income (loss) from operations	(4,241,553)	(2,815,348)	(1,426,205)	n/m

Interest income (expense)	(67,988)	(870,451)	802,463	-92%
Other income (loss)	(1,475,863)	3,696,867	(5,172,730)	n/m

Net income (loss)	(5,785,404)	11,068	(5,796,472)	n/m
Net income (loss) per share, basic and diluted	(0.57)	—	(0.57)	n/m
Weighted average shares outstanding	10,109,530	10,037,905	71,625	1%

Revenue

The decrease in our revenue during the three months ended March 31, 2019 compared to the same period of 2018 is the result of a decrease in revenue from our SRAX sell-side and buy-side clients and the loss of revenue from SRAXmd, partially offset by an increase in revenue from our SRAX verticals.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the three months ended March 31, 2019, our gross margin decreased substantially as a result of a loss of our higher margin revenue from SRAXmd. Cost of revenue as a percent of total revenue increased to 57.8% for the three-month period ended March 31, 2019 as compared to 38.8% for the comparable period ending year ended March 31, 2018.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Overall, operating expense increased approximately 9% for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018. This increase was primarily due to increased expense related to our BIGToken subsidiary and growth in our sales organization, partially offset by lower expenses resulting from the sale of the SRAX md business unit. During the third quarter of 2017 we launched the BIGToken. During the year ended December 31, 2018 operating expenses relating to the BIGToken project was approximately $2.2 million.

Interest expense

Interest expense for the period ending March 31, 2019 represents accounts receivable factoring fees. Interest expense, net of interest income for the three-month period ending March 31, 2019 decreased from the same period in the prior year by $802,463 due to the redemption of the Company’s 12.5% secured debentures on November 29, 2018.

Non-GAAP financial measures

We use Adjusted net loss to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity-based compensation and the accretion of warrants. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses and gain or loss on sale of assets and changes in the valuation of derivatives. We believe the presentation of Adjusted net loss and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

You should not consider Adjusted net loss and Adjusted EBITDA as an alternative to net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as an indicator of operating performance. A directly comparable GAAP measure to Adjusted net loss and Adjusted EBITDA is net loss.

The following is a reconciliation of net income (loss) to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the three months ended
	March 31,
	2019	2018
		As Restated
Net Income / (Loss)	$(5,785,404)	$11,068
Plus:
Equity based compensation	120,884	166,130
Accretion of beneficial conversion feature	—	—
Accretion of debenture discount and warrants	—	9,885
Adjusted net income (loss)	(5,664,520)	187,083
Interest (income) expense	67,988	870,451
Depreciation and amortization	253,043	175,626
Change in Fair Value of Warrant Liability	1,961,851	(3,723,696)
Gain on Sale	(472,479)	22,165
Other income (loss)	13,509	4,664
Adjusted EBITDA	$(3,840,608)	$(2,463,707)

Liquidity and capital resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
		As Restated
Current assets(1)	$1,361,658	$5,467,713
Current liabilities	(10,825,662)	(9,017,121)
Working capital	$(9,464,004)	$(3,549,408)

Our current assets include cash and cash equivalents of $17,672 and $2.8 million as of March 31, 2019 and December 31, 2018, respectively. Current assets decreased by $4,106,055 driven by a decrease in cash and accounts receivable driven by cash used to fund our operations during the quarter.

Our current liabilities include warrant and derivative liabilities of $7.4 million and $5.4 million as of March 31, 2019 and December 31, 2018, respectively.  Current liabilities increased by $1,808,541 primarily from increase in derivative liabilities driven by increase in the valuation of these derivatives, which was partially off-set by a decrease in accounts payable of $153,010.

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At March 31, 2019, we had an accumulated deficit of $24,563,753. As of March 31, 2019, we had $17,672 in cash and cash equivalents and net working capital of negative $9,464,004 as compared to $2,784,865 in cash and cash equivalents and net working capital of negative $3,549,408 at December 31, 2018.

On February 1, 2019 the BIGToken Platform became generally available to the public.  To date, we have not generated any revenue from the platform.  We anticipate that once the BIGToken Platform begins generating revenue, we will be able to finance it independently from Social Reality through the sale of the subsidiary’s equity, debt, or equity-linked securities.  Until such time, we anticipate we will continue funding the BIGToken Platform internally. Based on our current development plans, and assuming there is no revenue for the first twelve months, we estimate that the BIGToken Platform will require approximately $2 million and $4 million for the initial and subsequent 12-month periods from the time it became generally available to the public, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates, revenues and the rate at which users redeem points. In the event that BIGToken is not able to secure independent funding once it commences generating revenue, we may nonetheless continue to develop the BIGToken project internally albeit on a reduced scope and extended time frame.  In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BIGToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

As part of the BIGToken Platform becoming generally available to the public, we offered to redeem points earned on the platform from our users.  Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of March 31, 2019, we recorded a contingent liability for future point redemptions equal to $125,000 and we have redeemed an aggregate of 1 million points for $10,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of April 30, 2019, we had approximately 15 million users, based upon the points accumulated by qualified users, we may be required to redeem in excess of $500,000 worth of points.

Cash flows from operating activities

Net cash used in operating activities was $2,939,021 during the three months ended March 31, 2019 compared to $574,844 for the comparable period in 2018. During the three months ended March 31, 2019, the Company’s accounts receivable decreased by $1,277,728 compared to an increase of $2,614,671 for the comparable period in 2018. Accounts payable and accrued liabilities during the three months ended March 31, 2019 decreased by $299,177 compared to a decrease of $178,022 for the comparable period in 2018.

Cash flows from investing activities

During the three months ended March 31, 2019 net cash provided by investing activities was $171,828 used in investing activities was $300,651 compared to $252,567 for the three months ended March 31, 2018.

Cash flows from financing activities

During the three month periods ending March 31, 2019 and 2018 the Company did not engage in any financing activities.

Capital Resources

Our sources of cash have historically consisted of proceeds from issuances of equity and debt securities and revenues generated from operations. We have also funded our operations by factoring our receivables and, to a lesser extent, equipment leasing arrangements.

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

Based on our cash and cash equivalents as of March 31, 2019, together with cash provided by our operations and investing activities and taking into account cash expected to be used in our operations, but specifically excluding any cash that we may need to expend to redeem points earned on our BIGToken Platform, we had sufficient cash to meet our anticipated cash needs for at least the next  month. Subsequently, in April 2019, we received: (i) $417,000 from the sale of receivables, (ii) $6.2 million from the direct registered offering of our Class A common stock and (iii) $1.1 million from the exercise of outstanding warrants resulting in aggregate net proceeds of approximately $7.8 million. Based upon the capital received in April, and the anticipated cash generated from our operations, but specifically excluding any cash that we may need to expend to redeem points earned on our BIGToken Platform, we anticipate we will be able to meet our cash needs for at least the following 12 months or until the second quarter of 2020. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities.  On November 28, 2016, our shelf registration statement (Registration No. 333-214644), was declared effective by the SEC.  Under such shelf registration statement, we can offer and sell up to $25 million of equity securities.  Through May 1, 2019 we have sold approximately $10.75 million of securities under our shelf registration statement.  Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3. Accordingly, we can only issue up to one-third of our market capitalization every twelve months. As a result of our April 2019 offering as well as the remaining amount under our shelf registration statement, we can issue up to approximately another 2.5 million shares.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

On April 7, 2019, our management concluded and our audit committee concurred that previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and that its audited consolidated financial statements for the year ending December 31, 2017 should no longer be relied upon.  We believe that managements determination of non-reliance could partially be attributed to our failure to maintain effective controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

RISK FACTORS.

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Although we have organized the risk factors below under headings to make them easier to read, many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully before making any decision to acquire or hold our securities.

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

Although we reported Net Income for the year-ended December 31, 2018 we reported losses from operations of $11,719,151.  At December 31, 2018 and March 31, 2019, we had an accumulated deficit of $18,778,348 and $24,563,753 respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

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

As discussed in the Explanatory Note, 16, “Restatement of Previously Reported Consolidated Annual Financial Statements” and in Note 14, “Quarterly Financial Information (unaudited)” under Item 8 of our 2018 Form 10-K filed on April 16, 2019, we have concluded that our previously issued financial statements as of December 31, 2017 and for each of the quarterly and year-to-date periods in 2017, and the quarterly periods through September 30, 2018 should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of misstatements. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions. See Item 9A. “Controls and Procedures” of our annual report on Form 10-K filed on April 16, 2019 for a description of these remediation measures and Item 4 “Controls and Procedures of this Form 10-Q. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

We may be required to expend significant capital to redeem BIGToken Points which will negatively impact our ability to fund our core operations.

Users of the BIGToken Platform receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of March 31, 2019, we recorded a contingent liability for future point redemptions equal to $125,000 and we have redeemed an aggregate of 1 million points for $10,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of April 30, 2019, we had approximately 15 million users. As of April 30, 2019, we had approximately 15 million users, based upon the points accumulated by qualified users, we may be required to redeem  in excess of $500,000 worth of points.  Notwithstanding the foregoing, in the event that our users under the BIGToken Platform continue to increase, we will be required to have sufficient cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have sufficient cash reserves, or in the event that we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

Risks Related to the BIG Platform and BIGToken Project

There can be no assurance that BIGToken Preferred Tracking Stock will ever be issued.

The Company recently launched the BIG Platform as a means of securing higher quality user data. In February of 2019, we filed a registration statement with the SEC in order to register shares of our BIGToken Stock. Subsequently, we received comments from the SEC and are in the process of reviewing such comments. Should our registration statement not be declared effective, the attractiveness of the BIG Platform may be materially affected, and we may only recognize limited benefits from the project, if any.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is given with regard to unregistered securities sold since January 1, 2019. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

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

•

On March 27, 2019, we issued 685,000 Class A common stock purchase options valued at $1,513,137 to members of the Company’s management team and various employees. The options vest one-third annually over a three year period and expire in three years from the date of issuance.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17

4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14

10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14	8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16	8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19

18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 15, 2019	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 15, 2019	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer