Form 10-Q/A
period 2018-03-31
SOCIAL REALITY, Inc.
filed 2019-08-07
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,546,022 shares of Class A common stock are issued and outstanding as of July 31, 2019.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) to Form 10-Q for the fiscal quarter ended March 31, 2018, amends Social Reality, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was originally filed with the Securities and Exchange Commission on May 15, 2018 (the “Original Filing”) and further amended and filed on May 24, 2018.

On April 7, 2019, the Company’s management concluded, and the audit committee,  concurred, that certain of the Company’s previously issued financial statements should no longer be relied upon. The conclusion was reached based on certain warrants issued in 2017, that were previously classified as equity, being required to be classified as liabilities pursuant to the provisions of ASC 815-10.

This amendment is being filed solely to (i) restate the financial statements for the accounting error described above to the financial statements (and make corresponding changes to Risk Factors and the Management’s Discussion and Analysis of Financial Condition and results of Operations sections in this Amendment) and (ii) amend Item 4 (Controls and Procedures).

The following sections in the Original Filing (and in Amendment No. 1 in the case of Part I – Item 4) are revised in this Form 10-Q/A to reflect the restatement:

●

Part I - Item 1 – Financial Statements (Unaudited)

●

Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

●

Part I - Item 4 – Controls and Procedures

●

Part II - Item 1A - Risk Factors

●

Part II – Item 6 - Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018 and as amended on Form 10K/A on April 27, 2018 and further amended in our Annual Report on Form 10-K filed on April 16, 2109, as well as other filings with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$189,888	$1,017,299
Accounts receivable, net	1,734,058	4,348,305
Prepaid expenses	540,753	468,336
Other current assets	300,898	300,898
Total current assets	2,765,597	6,134,838

Property and equipment, net of accumulated depreciation	165,898	154,546

Goodwill	15,644,957	15,644,957
Intangibles - net	1,708,349	1,642,760
Other assets	32,043	28,598

Total assets	$20,316,844	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$4,682,794	$5,010,815
Debenture warrant liability	4,847,419	7,256,864
Leapfrog warrant liability	1,243,936	1,873,107
Derivative liability	1,340,951	2,026,031
Total current liabilities	12,115,100	16,166,817

Secured convertible debentures, net	1,960,259	1,524,592

Total liabilities	14,075,359	17,691,409

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,212,738 and 9,910,565 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,213	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	10,000	879,500
Additional paid in capital	33,732,148	32,546,820
Accumulated deficit	(27,510,876)	(27,521,941)
Total stockholders' equity	6,241,485	5,914,290

Total liabilities and stockholders' equity	$20,316,844	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months ended March 31,
	2018	2017
	(As Restated)	(As Restated)
Revenues	$2,110,850	$5,326,163
Cost of revenue	818,105	3,279,120
Gross profit	1,292,745	2,047,043

Operating expense
General, selling and administrative expense	4,108,093	4,409,807
Write-off of non-compete agreement	—	468,751
Restructuring costs	—	377,961
Total operating expense, net	4,108,093	5,256,519

Loss from operations	(2,815,348)	(3,209,476)

Other income (expense)
Interest income (expense)	(434,785)	(133,306)
Amortization of debt issuance costs	(435,666)	(578,140)
Total interest expense	(870,451)	(711,446)
Exchange gain or (loss)	(4,664)	—
Change in fair value of warrant liabilities	3,723,696	1,947,466
Other	(22,165)	—
Total other income (expense)	2,826,416	1,236,020

Income (loss) before provision for income taxes	11,068	(1,973,456)

Provision for income taxes	—	—

Net income (loss)	$11,068	$(1,973,465)

Net income (loss) per share, basic and diluted	$—	$(0.25)

Weighted average shares outstanding, basic and diluted	10,037,905	7,844,127

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Month Period Ended March 31,
	2018	2017
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$11,068	$(1,973,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	166,130	512,442
Amortization of debt issue costs	93,639	578,140
Amortization of debt discount	342,026	—
Gain (loss) on valuation of warrant derivatives	(3,723,696)	(1,947,466)
Gain on sale of SRAXmd	22,165	—
Write-off of non-compete agreement	—	468,751
Provision for bad debts	(425)	(8,277)
Depreciation expense	9,441	3,234
Amortization of intangibles	166,185	107,720
Changes in operating assets and liabilities:
Accounts receivable	2,614,671	1,840,549
Prepaid expenses	(72,416)	2,071
Other assets	(3,445)	—
Accounts payable and accrued expenses	(178,022)	(195,150)
Cash used by operating activities	(552,679)	(611,442)

Cash flows from investing activities:
Purchase of equipment	(20,793)	(5,821)
Development of software	(231,774)	(135,241)
Proceeds from sale of SRAXmd	(22,165)	—
Cash used in investing activities	(274,732)	(141,062)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Repayments of note payable and PIK interest	—	(3,996,928)
Net cash provided by financing activities	—	(176,927)

Net decrease in cash and cash equivalents	(827,411)	(929,431)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$189,888	$119,331

Supplemental schedule of cash flow information:
Cash paid for interest	$340,684	$550,695
Cash paid for taxes	$—	$—

Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Put liability on issuance of warrants	—	2,500,000
Issuance of common stock to be issued	$869,500	$100

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company's annual report on Form 10-K filed with the SEC on April 2, 2018, as amended on Form 10-K/A (Amendment No. 1) as filed with the SEC on April 27, 2018 and further amended in our Annual Report on Form 10-K filed on April 16, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses decreased from $4,409,807 for the three months ended March 31, 2017 to $4,108,093 for the three months ended March 31, 2018. We net income of $11,068 for the three months ended March 31, 2018 compared to a net loss of $1,973,456 for the three months ended March 31, 2017. At March 31, 2018, we had an accumulated deficit of $27,510,876. As of March 31, 2018, we had $189,888 in cash and cash equivalents and a deficit in working capital of $9,349,503 as compared to $1,017,299 in cash and cash equivalents and a deficit in working capital of $10,031,979 at December 31, 2017. We continue to experience a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants, both in April 2017. Additionally, in October 2017 we satisfied all amounts outstanding to Victory Park Management, LLC related to its put right for the repurchase of the Financing Warrant (as defined in Note 8), amounting to $1,500,000 plus accrued interest. See Note 8 for a further discussion of this obligation.

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

In April 2016, the FASB issued ASU No. 2016-10,  Identifying Performance Obligations and Licensing (Topic 606) , which amends certain aspects of the FASB’s new revenue standard, ASU No. 2014-09,  Revenue from Contracts with Customer (Topic 606) .. ASU No. 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU No. 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 , Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date  defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NOTE 9 – WARRANT LIABILITIES

The discussion below relates to the following (collectively, the “Derivative Warrant Instruments”):

1.

In January 2017, the Company issued Series A and Series B Warrants in our registered direct and concurrent private placement.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975. Accordingly, only the Series A Warrants are currently outstanding; and

2.

In April and October 2017, the Company issued the Series A1 Warrants and Series A2 Warrants in connection with the private placement of secured convertible debentures.

The Derivative Warrant Instruments have been accounted for utilizing ASC 815  “Derivatives and Hedging”.  The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair Option Pricing Model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The Derivative Warrant Instruments contain embedded features which require them to be classified as liabilities. These embedded features included the right for the holders to request cash settle of the Derivative Warrant Instruments from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment associated with the Derivative Warrant Instruments requires that the Company treat the instrument as a liability and record the fair value of the instrument as a derivative as of its inception date and subsequently adjust the fair value of the instrument on each subsequent reporting date.

As of January 4, 2017, the issuance date of the Series A and B Warrants, the fair value of the Series A and B Warrants of $3,038,344 was determined using the Black-Scholes Option Pricing Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975.

The Series A Warrant’s fair value as of March 31 2018 and December 31, 2017 was estimated to be $1,341,000 and  $2,026,000 respectively, based on a risk-free interest rates of 2.56% and 2.20%, respectively, an expected term of 3.75 and 4 years, respectively, an expected volatility of 164% and 164%, respectively and a 0% dividend yield. . During the three-month period ending March 31, 2018 and 2017, we recorded a decrease in the fair value of the warrant derivative liability of $685,000 and $989,000. This was recorded as a gain on change in fair value of derivative liability.

As of April 21, and April 28, 2017, the issuance date of the Series A1 Warrants, the Company determined a fair value of $1,228,000 of the Series A1 Warrants. The fair value of the Series A1 Warrants was determined using the Black-Scholes Option Pricing Model based on a risk-free interest rate of 1.875%, an expected term of 5.5 years, an expected volatility of 109% and a 0% dividend yield for each respective date.

The Series A1 Warrant’s fair value at March 31, 2018 and December 31, 2017 was estimated to be $1,749,000 and $2,641,000 respectively based on a risk-free interest rate ranging from 2.56 to 2.73, an expected term ranging from 4.125 to 4.375 years, an expected volatility ranging from 164% to 167% and a 0% dividend yield. During the three-month period ending March 31, 2018, we recorded a decrease in the fair value of the warrant derivative liability of $890,000. This was recorded as a gain on change in fair value of derivative liability.

As October 27, 2017, of the issuance date of the Series A2 Warrants, the Company determined a fair value of $2,856,000 of the Series A2 Warrants. The fair value of the Series A2 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 2.03%, an expected term of 5.5 years, an expected volatility of 122% and a 0% dividend yield.

The fair value at March 31, 2018 and December 31, 2017 of the Series A2 Warrants was estimated to be $3,097,000 and $4,615,000,  respectively based on a risk-free interest rate ranging from 2.56 to 2.46, an expected term ranging from 4.5 to 4.875 years, an expected volatility ranging from 167% to 161% and a 0% dividend yield. During the three-month period ending March 31, 2018, we recorded a decrease in the fair value of the warrant derivative liability of $1,519,000. This was recorded as a gain on change in fair value of derivative liability.

As August 17, 2017, of the issuance date of the Leapfrog Warrants, the Company determined a fair value of $337,069. The fair value of the Leapfrog Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.65%, an expected term of 5.0 years, an expected volatility of 108% and a 0% dividend yield.

The fair value at March 31, 2018 and December 31, 2017 of the Leapfrog Warrants was estimated to be $1,243,000 and $1,873,000 based on a risk-free interest rate of 2.56% and 2.20%, an expected term of 4.38 and 4.63 years, an expected volatility of 164% and 164% and a 0% dividend yield. During the three-month period ending March 31, 2018, we recorded a decrease in the fair value of the warrant derivative liability of $629,000. This was recorded as a gain on change in fair value of derivative liability.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The Warrant liabilities are comprised of the following at March 31:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability

Balance as of beginning of period (December 31, 2017)	7,256,000	1,873,000	2,026,000
Adjustment to fair value	(2,409,000)	(629,000)	(685,000)
Balance as of end of period (March 31, 2018)	4,847,000	1,244,000	1,341,000

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

The Series A1 Warrants have been accounted for utilizing ASC 815  “Derivatives and Hedging”.  The Company has determined that the Series A1 Warrants have an embedded feature that cause the Series A1 Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series A1 Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as a discount to the Series A1 Debenture liability, and at each reporting date, with the changes in fair value of the Series A1 Warrants recorded as gains or losses on revaluation in other income (expense). See Note 9 for further information for the fair value of the Series A1 Warrants.

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

The Company identified embedded derivatives related to the Series A Warrants issued. These embedded derivatives included the right for the holders to request for the Company to purchase the Series A Warrant from the Holder by paying to the Holder an amount of cash equal to the black scholes value of the remaining unexercised portion of the Series A2 Warrant on the date of the consummation of a fundamental transaction.

The Series A Warrants have been accounted for utilizing ASC 815  “Derivatives and Hedging”.  The Company has determined that the Series A Warrants have an embedded feature that cause the Series A Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series A Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as a discount to the Series A2 Debenture liability, and at each reporting date, with the changes in fair value of the Series A Warrants recorded as gains or losses on revaluation in other income (expense). See Note 9 for further information for the fair value of the Series A Warrants.

The Company accounted for the Series A2 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,261,684 from the issuance of the Series A2 Debentures was allocated between the Series A2 Debentures and the fair value of the Series A Warrants. The values allocated to the Series A2 Debentures and Series AWarrant was $1,405,540 and $2,856,108 respectively. After the allocation between the Series A2 Debentures and the Series A Warrants, the adjusted value assigned to Series A Debenture created the effected conversion feature to be a rate lower than the current market price for the Company’s common stock on the date of the issuance. The value assigned to the conversion feature was $1,405,540.

Convertible Notes

During the year ended December 31, 2017, certain holders of convertible debentures exercised their rights to convert amounts of principal totaling $3,335,000 into 1,111,667 shares of the Company’s common equity. During the three month period ended March 31, 2018, the Company made no repayments on secured convertible debentures.

During the three month period ended March 31, 2018, the Company recorded interest expense on the convertible debentures totaling $330,952.  During the three month period ended March 31, 2018, the Company also recognized $435,666 of amortization of debt discount and deferred financing costs.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Future minimum principal payments under senior secured convertible notes as of March 31, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,845,158
Total minimum principal payments	6,845,158
Less: debt discount and deferred debt issuance costs	(4,884,899)
Convertible notes, net	$1,960,259

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

The exercise price of the Series A Warrants is subject to full ratchet adjustment in certain circumstances, subject to a floor price of $1.20 per share. The adjustment provisions under the terms of the Series A Warrants will be extinguished at such time as our Class A common stock trades at or above $10.00 per share for 20 consecutive trading days, subject to the satisfaction of certain equity conditions. In addition, if there is no effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the warrants are exercisable on a cashless basis. If we fail to timely deliver the shares underlying the warrants, we will be subject to certain buy-in provisions. As a result of the sale of the Debentures, the exercise price of the Series A Warrants issued to investors in our January 2017 private offering were reset to $2.245 per share. (See Note 9 – Warrant Liabilities for further information)

Beginning 100 days after the issuance date of the Series B Warrants, at any time the market price of our Class A common stock is less than $5.25 per share, the holders had the right to exercise the Series B Warrants on a cashless basis for shares of our Class A common stock calculated pursuant to a formula set forth in the Series B Warrants. We had the right, in lieu of delivery of such shares of our Class A common stock, to pay the holder of the Series B Warrants being exercised on a cashless basis, a specified amount in cash, with a maximum cash payment of $2,500,000. The holders of the Series B Warrants exercised their right in April 2017 and we repurchased the Series B Warrants for $2,500,000.

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

NOTE 14 – RESTATEMENT

Financial Information (As Restated)

•	The Company has presented restated 2018 financials as of March 31, 2018 and for the three-month period ended March 31, 2018 and 2017, below.

•

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed previously.

The individual restatement matter that underlies the restatement adjustments is described below.

Classification of Warrants

The Company has concluded that the certain Warrants issued in 2017 were required to be classified as liabilities pursuant to the provisions of ASC 815-10 since all of the characteristics of a derivative instrument were met and the Warrants do not qualify for the equity classification scope exception in ASC 815-40-25-10 from derivative accounting, primarily because the Company may be required to cash settle the warrants in circumstances where holders of the Company’s common stock would not be entitled to cash, which is inconsistent with ASC 815-40-55-2 through 55-6. The warrant agreements include a fundamental transaction clause whereby, in the unlikely event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black Scholes Option Pricing Model value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Impact of the Restatement

Below we’ve presented the first quarter 2018 Financial Statements as previously reported with a reconciliation to the restated financials:

Summary of Restatement Condensed Consolidated Balance Sheet 2018

	March 31,			March 31,
	2018	Adjustments		2018
	Originally reported			As Restated
Assets
Current assets:
Cash and cash equivalents	$189,888	$		$189,888
Accounts receivable, net	1,734,058			1,734,058
Prepaid expenses	540,753			540,753
Other current assets	300,898			300,898
Total current assets	2,765,597			2,765,597
Property and equipment, net	165,898			165,898
Goodwill	15,644,957			15,644,957
Intangible assets, net	1,708,349			1,708,349
Other assets	32,043			32,043
Total assets	$20,316,844		$—	$20,316,844
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,682,794		$—	$4,682,794
Debenture warrant liability	—		4,847,419	4,847,419
Leapfrog warrant liability			1,243,936	1,243,936
Derivative liability			1,340,951	1,340,951
Total current liabilities	4,682,794		7,432,306	12,115,100
Non-current liabilities:
Secured convertible debentures, net	2,043,804		(83,545)	1,960,259
Total liabilities	6,726,598		7,348,761	14,075,359
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,037,905 shares issued and outstanding at March 31, 2018	10,213			10,213
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at March 31, 2018	—			—
Common stock to be issued	10,000			10,000
Additional paid in capital	38,328,359		(4,596,211)	33,732,148
Accumulated deficit	(24,758,326)		(2,752,550)	(27,510,876)
Total stockholders' equity	13,590,246		(7,348,761)	6,241,485
Total liabilities and stockholders' equity	$20,316,844		$—	$20,316,844

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Operations Adjustments 2018

	March 31,		March 31,
	2018	Adjustments	2018
	Originally Reported		As Restated
Revenue	$2,110,850	$—	$2,110,850
Cost of revenue	818,105		818,105
Gross profit	1,292,745	—	1,292,745
Operating expense:
General, selling and administrative expense	4,130,258	(22,165)	4,108,093
Operating expense	4,130,258	(22,165)	4,108,093
Loss from operations	(2,837,513)	22,165	(2,815,348)

Other income (expense):
Interest expense	(434,785)	—	(434,785)
Amortization of debt issuance costs	(332,658)	(103,008)	(435,666)
Total Interest Expense	(767,443)	(103,008)	(870,451)
Gain on sale of assets		(22,165)	(22,165)
Exchange gain or (loss)	(4,664)		(4,664)
Loss on settlement			—
Change in fair value of derivative liabilities		3,723,696	3,723,696
Other non operating income (expense)	(4,664)	3,701,531	3,696,867
Total other income (expense)	(772,107)	3,598,523	2,826,416
Income (Loss) before provision for income taxes	(3,609,620)	3,620,688	11,068

Provision for income taxes	—	—	—
Net income (loss)	$(3,609,620)	$3,620,688	$11,068

Net income (loss) per share, basic and diluted	$(0.36)	0.35	$0.00

Weighted average shares outstanding
Basic and diluted	10,037,905	—	10,037,905

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Cash Flows Adjustments 2018

	March 31,		March 31,
	2018	Adjustments	2018
	Originally Reported		As Restated

Cash flows from operating activities
Net Income (loss)	$(3,609,620)	$3,620,688	$11,068
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	—
Stock based compensation	166,130	—	166,130
Amortization of debt issuance costs	93,639	—	93,639
Accretion of debenture discount and warrants	239,018	103,008	342,026
Change in fair value of derivative liabilities	—	(3,723,696)	(3,723,696)
Gain on sale of SRAXmd	—	22,165	22,165
Provision for bad debts	(425)	—	(425)
Depreciation expense	9,441	—	9,441
Amortization of intangibles	166,185	—	166,185
Changes in operating assets and liabilities:	—	—
Accounts receivable	2,614,671	—	2,614,671
Prepaid expenses	(72,416)	—	(72,416)
Other assets	(3,445)	—	(3,445)
Accounts payable and accrued expenses	(178,022)	—	(178,022)
Net cash used in operating activities	(574,844)	22,165	(552,679)

Cash flows from investing activities
Purchase of equipment	(20,793)	—	(20,793)
Development of software	(231,774)	—	(231,774)
Proceeds from sale of SRAXmd	—	(22,165)	(22,165)
Net cash (used in) provided by investing activities	(252,567)	(22,165)	(274,732)

Cash flows from financing activities
Net cash provided by financing activities	—		—

Net increase / (decrease) in cash and cash equivalents	(827,411)	—	(827,411)
Cash and cash equivalents, beginning of period	1,017,299	—	1,017,299
Cash and cash equivalents, end of period	$189,888		$189,888

Supplemental schedule of cash flow information
Cash paid for interest	$340,684		$340,684
Cash paid for taxes	$—		$—
Supplemental schedule of noncash financing activities
Vesting of common stock award	$150,000		$150,000
Issuance of common stock to be issued	$869,500		$869,500

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Operations Adjustments 2017

	Three Months Ended March 31,		Three Months Ended March 31,
	2017	Adjustments	2017
	As Previously Reported		As Restated
Revenue	$5,326,163	$—	$5,326,163
Cost of revenue	3,279,120	—	3,279,120
Gross profit	2,047,043	—	2,047,043
Operating expense:
General, selling and administrative expense	4,409,807	—	4,409,807
Impairment of goodwill		—
Write off of non-compete agreement	468,751	—	468,751
Restructuring Costs	377,961	—	377,961
Operating expense	5,256,519	—	5,256,519
Loss from operations	(3,209,476)	—	(3,209,476)

Other income (expense):
Interest expense	(133,306)	—	(133,306)
Amortization of debt issuance costs	(578,140)	—	(578,140)
Total Interest Expense	(711,446)	—	(711,446)
Other expense	—	—	—
Change in Fair Value of Warrant Liability	1,894,563	52,903	1,947,466
Other non operating income / (expense)	1,894,563	52,903	1,947,466
Total other income / (expense)	1,183,117	52,903	1,236,020
Income / (Loss) before provision for income taxes	(2,026,359)	52,903	(1,973,456)

Provision for income taxes	—	—	—
Net income / (loss)	$(2,026,359)	$52,903	$(1,973,456)

Net income / (loss) per share, basic and diluted	$(0.26)	0.00	$(0.25)

Weighted average shares outstanding
Basic and diluted	7,844,127	7,844,127	7,844,127

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Cash Flows Adjustments 2017

	March 31,		March 31,
	2017	Adjustments	2017
	As Previously Reported		As Restated
Cash flows from operating activities
Net Income (loss)	$(2,026,359)	$52,903	$(1,973,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	512,442	—	512,442
Amortization of debt issuance costs	578,140	—	578,140
Change in fair value of derivative liabilities	(1,894,563)	(52,903)	(1,947,466)
Write off of non-compete agreement	468,751	—	468,751
Provision for bad debts	(8,277)	—	(8,277)
Depreciation expense	3,234	—	3,234
Amortization of intangibles	107,720	—	107,720
Changes in operating assets and liabilities:
Accounts receivable	1,840,549	—	1,840,549
Prepaid expenses	2,071	—	2,071
Accounts payable and accrued expenses	(195,150)	—	(195,150)
Net cash used in operating activities	(611,442)	—	(611,442)

Cash flows from investing activities
Purchase of equipment	(5,821)	—	(5,821)
Development of software	(135,241)	—	(135,241)
Net cash (used in) provided by investing activities	(141,062)	—	(141,062)

Cash flows from financing activities
Proceeds from the issuance of common stock units	3,820,001	—	3,820,001
Repayments of notes payable and PIK interest	(3,996,928)	—	(3,996,928)
Net cash provided by financing activities	(176,927)		(176,927)

Net increase (decrease) in cash and cash equivalents	(929,431)	—	(929,431)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	$119,331	—	$119,331

Supplemental schedule of cash flow information
Cash paid for interest	$550,695	$—	$550,695
Cash paid for taxes	$—	$—	$—
Supplemental schedule of noncash financing activities
Initial warrant & put liability created	$—	$—	$3,038,344
Vesting of common stock award	$150,000	$—	150,000
Issuance of common stock to be issued	$869,500	$—	$869,500

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

On May 13, 2019, the Company entered into a securities purchase agreement with an accredited investor whereby the investor purchased 200,000 shares of the Company’s Class A common stock at a price per share of $5.00. The Company received aggregate gross proceeds of $1,000,000. Pursuant to the terms of the securities purchase agreement, the investor has piggyback registration rights with respect to the shares.

Please refer to the Company’s 2018 Annual report filed on Form 10-K on April 16th, 2019 and the March 31, 2019 Quarterly report filed on Form 10-Q on May 15th, 2019 for additional subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three-month periods ended March 31, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended in Form 10-K/A (Amendment No. 1), this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Restatement of Previously Issued Financial Statements .. As discussed further in Note 14 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the quarters ended March 31, 2018 and 2017. The following discussion has been updated to reflect the effects of the restatement.

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

Results of operations

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2018	2017	change
	(unaudited)	(unaudited)
	(restated)	(restated)
Revenue	$2,110,850	5,326,163	(60.4)%
Cost of revenue	818,105	3,279,120	(75.1)%
Gross margin percentage	61.2%	38.4%	59.3%
Operating expense, net	4,108,093	5,256,519	(21.8)%
Operating loss	(2,815,348)	(3,209,476)	(12.3)%
Other income (expense)	2,826,416	1,236,020	89.8%
Net income (loss)	$11,068	(1,973,456)	100.6%

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

Other income (expense)

Other income (expense) in the first quarter of 2018 represents interest expense on factored receivables and convertible debentures, factoring fees, amortization of deferred debt issuance costs and income (expense) for change in fair value of warrant liabilities. Total interest expense (for factored receivables, convertible debentures, factor fees and amortization of deferred debt cost) increased to approximately $871,000, or 22.3%, for the three-month period ended March 31, 2018 as compared to the same period in 2017. We expect that our overall interest expense during the balance of 2018 will continue to decease as a result of lower carrying levels of 12.5% secured convertible debentures resulting from conversions that occurred in the third and fourth quarter of 2017. For the first quarter of 2018, the Company recorded income of approximately $3,724,000 based on the change in fair value of warrant labilities, as compared to approximately $1,948,000 for the first quarter of 2017.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended March 31,
	2018	2017
Net income (loss)	$11,068	$(1,973,456)
plus
Equity Based compensation	166,130	512,442
Accretion of debenture discount and warrants	9,885	—
Adjusted net income (loss)	$187,083	$(1,461,014)
Restructuring Costs	—	377,961
Write-off of non-compete agreement	—	468,751
Other income (loss)	4,664	—
Gain on sale	22,165	—
Change in fair value of warrant liabilities	(3,723,696)	(1,947,466)
Interest Expense	870,451	711,446
Depreciation and amortization	175,626	110,954

Adjusted EBITDA	$(2,463,707)	$(1,739,368)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At March 31, 2018, we had an accumulated deficit of $27,510,876. As of March 31, 2018, we had $189,888 in cash and cash equivalents and a net working capital deficit of $9,349,503 as compared to $1,017,299 in cash and cash equivalents and net working capital deficit of $10,031,979 at December 31, 2017. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant (as defined in Note 8 of the footnotes to the Financial Statements).

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

Cash flows from operating activities

Net cash used in operating activities was $552,679 during the three months ended March 31, 2018 compared to net cash used in operating activities of $611,442 for the comparable period in 2017. During the three months ended March 31, 2018, the Company’s accounts receivable decreased by $2,614,671 from the accounts receivable balance at December 31, 2017. Accounts payable and accrued liabilities during the three months ended March 31, 2018 decreased by $178,022 from the period ending December 31, 2017.

Cash flows from investing activities

During the three months ended March 31, 2018 net cash used in investing activities was $274,732 as compared to $141,062 during the three months ended March 31, 2017. Our principal use of cash in investing activity is to acquire equipment and develop internally used software.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Background: As reported in the Current Report on Form 8-K filed by the Company with the SEC on April 7, 2019, on April 6, 2019, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings and conclusions with respect to the classification of certain warrants as equity rather than as liabilities. The Audit Committee and management included performing procedures to assess the Company’s recording of warrants and the corresponding impact on the Company’s financial reporting. As a result of the review, certain errors in the Company’s recording of derivative liabilities related to the issuance of warrants were identified, as are described in more detail below under “Material Weaknesses.” The identified errors also resulted in the restatement of our condensed consolidated financial statements as described in Note 14 to the Notes to condensed consolidated financial statements included in this Form 10-Q/A.

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

Subsequent to the aforementioned evaluation and in connection with the preparation of this Form 10-Q/A, in view of the Company’s determination to restate its unaudited condensed consolidated financial statements for the quarter ended March 31, 2018 and 2017, and based on the related identified material weaknesses described below under “Material Weaknesses,” our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report and has concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2018 and the material weaknesses in our internal control over financial reporting that as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018 because of certain material weaknesses in our internal control over financial reporting as of March 31, 2018, as follows:

●

Sufficiency of Accounting Department Resources –The Company has a lack of certain appropriate resources in the Company’s accounting department led to control deficiencies in the Company’s financial reporting process and contributed significantly to the Company’s inability to properly identify and assess derivative liabilities related to the issuance of warrants as described below.

●

Warrant Liabilities – The Company’s internal controls were not designed to: (i) appropriately identify and assess the accounting impact of certain clauses within the issued warrants. The Company has also insufficiently trained its accounting department involved in the recording of complex financial instruments. As a result of these design defects, our policies and controls related to the Company’s practices over recording complex financial instruments were not effective in ensuring that such instruments were recorded properly in our financial statements.

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2018. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Newly Identified Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have corrected the identified errors in the financial statements. We have developed and are continuing to develop remediation plans to fully address these control deficiencies. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. Our Board of Directors and management take internal controls over and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, are essential to maintaining a strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

Control Environment

●

We have a new CFO who started in January of 2019.

●

We plan to continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel and particularly in the area of complex financial instruments.

●

We have engaged outside consultants to assist our finance and accounting department team in SEC and GAAP reporting matters.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of internal control over financial reporting. We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

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

Our management has determined that, as of March 31, 2018, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, management has determined that we have yet to fully remediate the previously identified material weaknesses.

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

We have determined that certain financial statements should no longer be relied upon and that certain financial statements need to be restated. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

Our management has concluded that our internal controls are not effective. We are in the process of implementing certain remediation actions.  To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

ITEM 6.

EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(ii)	Bylaws of Social Reality, Inc. adopted in August 2011		S-1	3.03	333-179151	1/24/12
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17

4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	8-K	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17

10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.16**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.17**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.18	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.19	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.20	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.21	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.22	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.23	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.24	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.25	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.27	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.28	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.29	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.30	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.31	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.32	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14
10.33	Registration Rights Agreement dated 10/30/14	8-K	10.26	000-54996	11/4/14
10.34	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16	8-K	10.46	000-54996	8/24/16
10.36	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.37	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.38**	Agreements with Erin DeRuggiero dated March 20, 2018	10-Q	10.38	001-37916	5/15/18
10.39	Amendment to Registration Rights Agreement associated with October 2017 Debenture Financing	10-Q/A	10.39	001-37916	5/24/18
18.01	Preference Letter regarding Change in Accounting Principle	10-Q	18.1	001-37916	11/14/16

31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

———————

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

August 7, 2019	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 7, 2019	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer