Form 10-Q/A
period 2018-06-30
SOCIAL REALITY, Inc.
filed 2019-08-07
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the fiscal quarter ended June 30, 2018, amends Social Reality, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was originally filed with the Securities and Exchange Commission on August 14, 2018 (the “Original Filing”).

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

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

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

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information are modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

Generally, no changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This amendment speaks as of the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018 and as amended on Form 10K/A on April 27, 2018 and further amended in our Annual Report on Form 10-K filed on April 16, 2019, as well as other filings with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$41,036	$1,017,299
Accounts receivable, net	2,723,472	4,348,305
Prepaid expenses	515,397	468,336
Other current assets	300,898	300,898
Total current assets	3,580,803	6,134,838

Property and equipment, net of accumulated depreciation	155,303	154,546

Goodwill	15,644,957	15,644,957
Intangibles - net	1,743,763	1,642,760
Other assets	31,270	28,598

Total assets	$21,156,096	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$7,001,672	$5,010,815
Debenture warrant liability	5,709,535	7,256,864
Leapfrog warrant liability	1,513,063	1,873,107
Derivative liability	1,223,274	2,026,031
Total current liabilities	15,447,544	16,166,817

Secured convertible debentures, net	2,442,846	1,524,592

Total liabilities	17,890,390	17,691,409

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,274,220 and 9,910,565 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,274	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	869,500	879,500
Additional paid in capital	33,918,216	32,546,820
Accumulated deficit	(31,532,284)	(27,521,941)
Total stockholders' equity	3,265,706	5,914,290

Total liabilities and stockholders' equity	$21,156,096	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,697,351	$5,979,688	$6,808,201	$11,305,852
Cost of revenue	1,320,464	2,644,208	2,138,569	5,923,327
Gross profit	3,376,887	3,335,480	4,669,632	5,382,525

Operating expense
General, selling and administrative expense	5,414,790	3,344,445	9,522,883	7,754,252
Write-off of non-compete agreement	—	—	—	468,751
Restructuring costs	—	—	—	377,961
Total operating expense, net	5,414,790	3,344,445	9,522,883	8,600,964

Loss from operations	(2,037,903)	(8,965)	(4,853,251)	(3,218,439)

Other income (expense)
Interest income (expense)	(486,758)	(197,267)	(921,543)	(330,573)
Amortization of debt issuance costs	(482,588)	(8,769)	(918,254)	(586,909)
Total interest expense	(969,346)	(206,036)	(1,839,797)	(917,482)
Change in fair value of derivative liabilities	(1,013,565)	858,470	2,710,129	2,805,936
Loss on repricing of Series A warrants	—	(99,820)	—	(99,820)
Loss on repurchase of series B warrant	—	(2,068,221)	—	(2,068,221)
Gain (loss) on sale of assets	—	—	(22,165)	—
Exchange gain or (loss)	(596)	—	(5,260)	—
Total other income (expense)	(1,983,507)	(1,515,607)	842,907	(279,587)

Loss before provision for income taxes	(4,021,410)	(1,524,572)	(4,010,344)	(3,498,026)

Provision for income taxes	—	—	—	—

Net loss	$(4,021,410)	$(1,524,572)	$(4,010,344)	$(3,498,026)

Net (loss) income per share, basic and diluted	$(0.39)	$(0.19)	$(0.40)	$(0.44)

Weighted average shares outstanding, basic and diluted	10,213,618	8,025,017	10,126,247	7,954,294

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months ended June 30,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(4,010,344)	$(3,498,026)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,161,760	621,327
Amortization of debt issuance costs	300,185	433,369
Amortization of debt discount	—	153,540
Accretion of debenture discount and warrants	618,068	—
Change in fair value of derivative liabilities	(2,710,129)	(2,805,936)
Loss on repurchase of series B warrant	—	2,068,221
Loss on repricing of Series A warrants	—	99,820
Accretion of put warrants	—	—
Write-off of non-compete agreement	—	468,751
Provision for bad debts	(5,426)	(21,433)
Depreciation expense	20,036	6,182
Amortization of intangibles	350,165	226,205
Changes in operating assets and liabilities:
Accounts receivable	1,630,258	835,025
Prepaid expenses	(47,061)	8,443
Other assets	(2,672)	1,115
Accounts payable and accrued expenses	2,140,856	(1,058,976)
Unearned revenue	—	135,032
Cash used by operating activities	(554,303)	(2,327,341)

Cash flows from investing activities:
Purchase of equipment	(20,793)	(14,235)
Development of software	(451,168)	(270,328)
Cash used in investing activities	(471,961)	(284,563)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Proceeds from the issuance of common stock in conjunction with warrant exercised	50,001	—
Repayments of note payable and PIK interest	—	(3,996,928)
Proceeds from secured convertible debentures, net	—	2,136,629
Net cash provided by financing activities	50,001	1,959,702

Net decrease in cash and cash equivalents	(976,263)	(652,202)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$41,036	$396,560

Supplemental schedule of cash flow information:
Cash paid for interest	$313,791	$649,199
Cash paid for taxes	$—	$—

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months ended June 30,
	2018	2017
	(Restated)	(Restated)
Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Issuance of placement agent warrants	$—	$249,028
Issuance of common stock to be issued	$869,500	$—
Put liability on issuance of warrants	$—	$2,500,000
Initial warrant liability accounted	$—	$4,260,439
Debt discount on conversion accounted	$—	$986,182

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,344,445 for the three months ended June 30, 2017 to $5,414,790 for the three months ended June 30, 2018. Our general, selling and administrative expenses increased from $7,754,252 for the six months ended June 30, 2017 to $9,552,883 for the six months ended June 30, 2018. We incurred a loss of $4,021,410 for the three months ended June 30, 2018 compared to a net loss of $1,524,572 for the three months ended June 30, 2017.  We incurred a loss of $3,897,335 for the six months ended June 30, 2018 compared to a net loss of 3,498,026 for the six months ended June 30, 2017. At June 30, 2018, we had an accumulated deficit of $31,532,284. As of June 30, 2018, we had $41,036 in cash and cash equivalents and a working capital deficit of $11,866,741 as compared to $1,017,299 in cash and cash equivalents and a working capital deficit of $10,031,979 at December 31, 2017. We continue to experience a period of limited liquidity resulting from the complete repayment of senior secured notes associated with a financing agreement previously held by Victory Park Management, LLC and the repurchase of the Series B Warrants, both in April 2017. Additionally, in October 2017 we satisfied all amounts outstanding to Victory Park Management, LLC related to its put right for the repurchase of the Financing Warrant (as defined in Note 8), amounting to $1,500,000 plus accrued interest. See Note 8 for a further discussion of this obligation.

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

Notes payable consisted of the following at December 31, 2017:

We incurred a total of $3,164,352 of costs related to the Financing Agreement. These costs were amortized to interest expense over the life of the debt. During the three months ended June 30, 2018 and 2017, $472,589 and $8,769, respectively, of debt issuance costs were amortized as interest expense. During the six months ended June 30, 2018 and 2017, $805,247 and $586,909, respectively, of debt issuance costs were amortized as interest expense. As of June 30, 2018, $839,040 of deferred debt issuance costs remain to be amortized.

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

The Derivative Warrant Instruments have been accounted for utilizing ASC 815  “Derivatives and Hedging”.  The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes Option Pricing Model  with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

TheDerivative Warrant Instruments contain embedded features which require them to be classified as liabilities. These embedded features included the right for the holders to request cash settle of the Derivative Warrant Instruments from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment associated with the Derivative Warrant Instruments requires that the Company treat the instrument as a liability and record the fair value of the instrument as a derivative as of its inception date and subsequently adjust the fair value of the instrument on each subsequent reporting date.

As of January 4, 2017, the issuance date of the Series A and B Warrants, the fair value of the Series A and B Warrants of $3,038,344 as determined using the Black-Scholes Option Pricing Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,053,975.

The Series A Warrant’s fair value as of June 30 2018 and December 31, 2017 was estimated to be $1,223,000 and  $2,026,000 respectively, based on risk-free interest rates of 2.73% and 2.20%, respectively, an expected term of 3.5 and 4 years, respectively, an expected volatility of 178% and 164%, respectively and a 0% dividend yield. During the three-month period ending June 30, 2018 and 2017, we recorded an increase in the fair value of the warrant derivative liability of $211,000 and a decrease of $242,000, respectively. This was recorded as a loss on change in fair value of derivative liability and a gain on change in fair value of derivative liability, respectively.

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

The Series A1 Warrant’s fair value at June 30, 2018 and December 31, 2017 was estimated to be $2,131,000 and $2,641,000 respectively based on a risk-free interest rate ranging from 2.20 to 2.73, an expected term ranging from 3.875 to 4.375 years, an expected volatility ranging from 164% to 178% and a 0% dividend yield. During the three-month period ending June 30, 2018, we recorded an increase in the fair value of the warrant derivative liability of $381,000. This was recorded as a loss on change in fair value of derivative liability.

As October 27, 2017, of the issuance date of the Series A2 Warrants, the Company determined a fair value of $2,856,000 of the Series A2 Warrants. The fair value of the Series A2 Warrants was determined using the Black-Scholes Option Pricing Model based on a risk-free interest rate of 2.03%, an expected term of 5.5 years, an expected volatility of 122% and a 0% dividend yield.

The fair value at June 30, 2018 and December 31, 2017 of the Series A2 Warrants was estimated to be $3,579,000 and $4,615,000,  respectively based on a risk-free interest rate ranging from 2.73 to 2.220, an expected term ranging from 4.25 to 4.75 years, an expected volatility ranging from 160% to 161% and a 0% dividend yield. During the three-month period ending June 30, 2018, we recorded an increase in the fair value of the warrant derivative liability of $481,000. This was recorded as a loss on change in fair value of derivative liability.

As August 17, 2017, of the issuance date of the Leapfrog Warrants, the Company determined a fair value of $337,069. The fair value of the Leapfrog Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.65%, an expected term of 5.0 years, an expected volatility of 108% and a 0% dividend yield.

The fair value at June 30, 2018 and December 31, 2017 of the Leapfrog Warrants was estimated to be $1,513,000 and $1,873,000 based on a risk-free interest rate of 2.73% and 2.20%, an expected term of 4.13 and 4.63 years, an expected volatility of 178% and 164% and a 0% dividend yield. During the three-month period ending June 30, 2018, we recorded an increase in the fair value of the warrant derivative liability of $269,000. This was recorded as a loss on change in fair value of derivative liability.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

The Warrant liabilities are comprised of the following at June 30:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability

Balance as of beginning of period (December 31, 2017)	7,256,000	1,873,000	2,026,000
Adjustment to fair value	(1,547,000)	(360,000)	(803,000)
Balance as of end of period (June 30, 2018)	5,709,000	1,513,000	1,223,000

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

On October 26, 2017, we sold an aggregate of: (i) $5,180,157.78 in principal amount of 12.5% secured convertible debentures (the "Debentures"); and (ii) five year Series A common stock purchase warrants (the “October 2017 Warrants”) representing the right to acquire up to 863,365 shares of our Class A common stock. The securities sold included:  (i) $2,000,000 of debentures and October 2017 Warrants pursuant to the exercise of a green shoe provision contained in the transaction documents for the purchase and sale of the Debentures in our April 2017 Offering and (ii) $3,180,157.78 of additional debentures.

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

During the three and six month period ended June 30, 2018, the Company recorded interest expense on the convertible debentures totaling $377,912 and $695,756, respectively, including the portion accrued for liquidated damages related to the Registration Rights Agreement that became effective on May 25, 2018.  During the three and six month periods ended June 30, 2018, the Company also recognized $482,588 and $918,254 of amortization of debt discount and deferred financing costs. During the three and six month period ended June 30, 2017, the Company recorded interest expense on the convertible debentures totaling $0 and $116,781, respectively.  During the three and six month periods ended June 30, 2017, the Company also recognized $8,769 and $586,909 of amortization of debt discount and deferred financing costs.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Future minimum principal payments under senior secured convertible notes as of June 30, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,845,157
Total minimum principal payments	6,845,157
Less: debt discount	(839,040)
Less: deferred debt issuance costs	(3,563,271)
Convertible notes, net	$2,442,846

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

NOTE 14 – RESTATEMENT

Financial Information (As Restated)

•	The Company has presented restated 2018 financials as of June 30, 2018 and for the three-month period ended June 30, 2018 and 2017, below.

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

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Impact of the Restatement

Summary of Restatement Condensed Consolidated Balance Sheet, Statement of Operations and Cashflows 2018:

	As Reported	Adjustments	As Restated
Total assets	$21,156,096	$—	$21,156,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,001,672	$—	$7,001,672
Debenture warrant liability	—	5,709,535	5,709,535
Leapfrog warrant liability	—	1,513,063	1,513,063
Derivative liability	—	1,223,274	1,223,274
Total current liabilities	7,001,672	8,445,872	15,447,544
Secured convertible debentures, net	2,516,393	(73,547)	2,442,846
Total liabilities	9,518,065	8,372,325	17,890,390

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018	—	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,274,220 shares issued and outstanding at June 30, 2018	10,274	—	10,274
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2018	—	—	—
Common stock to be issued	869,500	—	869,500
Additional paid in capital	38,514,429	(4,596,213)	33,918,216
Accumulated deficit	(27,756,172)	(3,776,112)	(31,532,284)
Total stockholders' equity	11,638,031	(8,372,325)	3,265,706
Total liabilities and stockholders' equity	$21,156,096	$—	$21,156,096

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2018
	As Previously Reported	Adjustments	As Restated

Loss from operations	(2,037,903)	—	(2,037,903)

Other income (expense):
Interest expense:
Interest expense	(486,758)	—	(486,758)
Amortization of debt issuance costs	(472,589)	(9,999)	(482,588)
Total interest expense	(959,347)	(9,999)	(969,346)
Change in fair value of derivative liabilities	—	(1,013,565)	(1,013,565)
Exchange gain (loss)	(596)	—	(596)
Total other income (expense)	(959,943)	(1,023,565)	(1,983,507)

Loss before provision for income taxes	(2,997,846)	(1,013,565)	(4,021,410)

Provision for income taxes	—	—	—

Net loss	$(2,997,846)	$(1,023,564)	$(4,021,410)

Net loss per share, basic and diluted	$(0.29)	$(0.10)	$(0.39)

Weighted average shares outstanding, basic and diluted	10,213,618	—	10,213,618

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended		Six Month Ended
	June 30, 2018		June 30, 2018
	As Previously Reported	Adjustments	As Restated

Gross profit	$4,669,632	—	$4,669,632
Operating expenses:
General and administrative expenses	9,545,048	(22,165)	9,522,883
Loss from operations	(4,875,416)	(22,165)	(4,853,251)

Other income (expense):
Interest expense:
Interest expense	(921,543)	—	(921,543)
Amortization of debt issuance costs	(805,247)	113,007	(918,254)
Total interest expense	(1,726,790)	113,007	(1,839,797)
Gain(loss) on sale of assets	—	(22,165)	22,165)
Change in fair value of derivative liabilities	—	2,710,130	2,710,130
Exchange gain (loss)	(5,260)	—	(5,260)
Total other income (expense)	(1,732,050)	2,710,130	842,907

Loss before provision for income taxes	(6,607,466)	2,710,130	(4,010,344)

Provision for income taxes	—	—	—

Net loss	$(6,607,466)	$2,710,130	$(4,010,344)

Net loss per share, basic and diluted	$(0.65)	$0.26	$(0.40)

Weighted average shares outstanding, basic and diluted	10,126,247	—	10,126,247

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended		Six Month Ended
	June 30, 2018		June 30, 2018
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(6,607,466)	$2,597,122	$(4,010,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,161,760	—	1,161,760
Amortization of debt issuance costs	187,178	113,007	300,185
Change in fair value of derivative liabilities	—	(2,710,129)	(2,710,129)
Amortization of debt discount	618,069	—	618,069
Provision for bad debts	(5,426)	—	(5,426)
Depreciation expense	20,036	—	20,036
Amortization of intangibles	350,165	—	350,165
Changes in operating assets and liabilities:
Accounts receivable	1,630,258	—	1,630,258
Prepaid expenses	(47,061)	—	(47,061)
Other current assets	(2,672)	—	(2,672)
Accounts payable and accrued expenses	2,140,856	—	2,140,856
Net cash used in operating activities	(554,303)	—	(554,303)

Cash flows from investing activities	(471,961)	—	(471,961)

Cash flows from financing activities	50,001	—	50,001

Net (decrease) increase in cash and cash equivalents	(976,263)	—	(976,263)
Cash and cash equivalents, beginning of period	1,017,299	—	1,017,299
Cash and cash equivalents, end of period	$41,036	$—	$41,036

Supplemental schedule of cash flow information
Cash paid for interest	$313,791	$—	$313,791
Cash paid for taxes	$—	$—	$—

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Operations and Cashflows 2017:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2017
	As Previously Reported	Adjustments	As Restated
Loss from operations	(8,965)	—	(8,965)

Other income (expense):
Interest expense:
Interest expense	(197,267)	—	(197,267)
Amortization of debt issuance costs	(187,568)	178,799	(8,769)
Total interest expense	(384,835)	178,799	(206,036)
Change in fair value of derivative liabilities	459,162	399,308	858,470
Accretion of debt discount and warrants	1,350,746	(1,350,746)	—
Loss on repurchase of series B warrants	(2,053,975)	(14,246)	(2,068,221)
Loss on repricing of series A warrants	(99,820)	—	(99,820)
Total other income (expense)	(728,722)	(786,885)	(1,515,607)

Loss before provision for income taxes	(737,687)	(786,885)	(1,524,572)

Provision for income taxes	—	—	—

Net loss	$(737,687)	$(786,885)	$(1,524,572)

Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.19)

Weighted average shares outstanding, basic and diluted	8,025,017	—	8,025,017

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended		Six Month Ended
	June 30, 2017		June 30, 2017
	As Previously Reported	Adjustments	As Restated
Loss from operations	(3,218,439)	—	(3,218,439)

Other income (expense):
Interest expense:
Interest expense	(330,573)	—	(330,573)
Amortization of debt issuance costs	(765,708)	178,799	(586,909)
Total interest expense	(1,096,281)	178,799	(917,482)
Change in fair value of derivative liabilities	—	2,805,936	2,805,936
Accretion of put warrants	2,353,725	(2,353,725)	—
Accretion of debt discount and warrants	1,350,746	(1,350,746)	—
Loss on repurchase of series B warrants	(2,053,975)	(14,246)	(2,068,221)
Loss on repricing of series A warrants	(99,820)	—	(99,820)
Total other income (expense)	454,395	(733,982)	(279,587)

Loss before provision for income taxes	(2,746,044)	(733,982)	(3,498,026)

Provision for income taxes	—	—	—

Net loss	$(2,746,044)	$(733,982)	$(3,498,026)

Net loss per share, basic and diluted	$(0.35)	$(0.09)	$(0.44)

Weighted average shares outstanding, basic and diluted	7,954,294	—	7,954,294

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended		Six Month Ended
	June 30, 2017		June 30, 2017
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(2,764,044)	$(733,982)	$(3,498,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	621,327	—	621,327
Amortization of debt issuance costs	612,168	(178,799)	433,369
Amortization of debt discount	153,540	—	153,540
Loss on repurchase of Series B warrants	2,053,975	14,246	2,068,221
Loss on repricing of Series A warrants	99,820	—	99,820
Accretion of debenture discount and warrants	(1,350,746)	1,350,746	—
Accretion of put warrants	(2,353,725)	2,353,725	—
Change in fair value of derivative liabilities	—	(2,805,936)	(2,805,936)
Write-off of non-compete agreement	468,751	—	468,751
Provision for bad debts	(21,433)	—	(21,433)
Depreciation expense	6,182	—	6,182
Amortization of intangibles	226,205	—	226,205
Changes in operating assets and liabilities:
Accounts receivable	835,025	—	835,025
Prepaid expenses	8,443	—	8,443
Other current assets	1,115	—	1,115
Accounts payable and accrued expenses	(1,058,976)	—	(1,058,976)
Unearned revenue	135,032	—	135,032
Net cash used in operating activities	(2,327,341)	—	(2,327,341)

Cash flows from investing activities	(284,563)	—	(284,563)

Cash flows from financing activities	1,959,702	—	1,959,702

Net (decrease) increase in cash and cash equivalents	(652,202)	—	(652,202)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	$396,560	$—	$396,560

Supplemental schedule of cash flow information
Cash paid for interest	$649,199	$—	$649,199
Cash paid for taxes	$—	$—	$—

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

Restatement of Previously Issued Financial Statements .. As discussed further in Note 14 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three and six months periods ended June 30, 2018 and 2017. The following discussion has been updated to reflect the effects of the restatement.

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

Results of operations

Selected Consolidated Financial Data

	Three Months Ended June 30,
	2018	2017	change
	(unaudited) (Restated)	(unaudited) (Restated)
Revenue	$4,697,351	$5,979,688	(21.4)%
Cost of revenue	1,320,464	2,644,208	(50.1)%
Gross margin percentage	71.9%	55.8%	28.9%
Operating expense, net	5,414,790	3,344,445	61.9%
Operating loss	(2,037,903)	(8,965)	22,631.8%
Other income (expense)	(1,983,507)	(1,515,607)	30.2%
Net loss	$(4,021,410)	(1,524,572)	163.8%
	Six Months Ended June 30,
	2018	2017	change
	(unaudited) (Restated)	(unaudited) (Restated)
Revenue	$6,808,201	$11,305,852	(39.8)%
Cost of revenue	2,138,569	5,923,327	(63.9)%
Gross margin percentage	68.6%	47.6%	44.1%
Operating expense, net	9,522,883	8.600,964	11.0%
Operating loss	(4,853,251)	(3,218,439)	51.5%
Other income (expense)	842,907	(279,587)	(449.8)%
Net loss	$(4,010,344)	(3,498,026)	(11.4)%

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

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense increased 61.9% in the second quarter of 2018 from the comparable period in 2017, driven primarily by stock based compensation of 150,000 shares issued for media consulting services and by headcount additions in our SRAXmd and BigToken product groups necessary for future revenue growth. Net operating expense increased only 11% in the six month period ending June 30, 2018 due to other fixed cost savings in the first quarter of 2018.

Other income (expense)

Other income (expense) in the first quarter of 2018 represents factoring fees and interest due on convertible debentures, as well as amortization of deferred debt issuance costs. Total interest expense increased to $969,346 for the three month period ended June 30, 2018 as compared to the $206,036 during the same period in 2017 due to two factors. First, the October 2017 Debenture issuance resulted in a higher level of total debt and interest incurred. Second, we recorded one-time liquidated damages in the second quarter of 2018 that resulted from delays in obtaining effective registration of the securities issued in the October Debenture financing. Total interest expense increased to $1,839,797 for the six month period ended June 30, 2018 as compared to $917,482 during the same period in 2017 due to these factors. For the three months ended June 30, 2018, the Company incurred an expense of approximately $1,013,565 based on the change in fair value of warrant labilities, as compared to a gain of approximately $858,470 for the same period in 2017. Also, for the quarter ended June 30, 2018, the Company incurred an expense of $99,820 and $2,068,221 for the repricing of the series A warrants and the repurchase of the series B warrants, respectively. For the three months ended June 30, 2018, the Company incurred a gain of approximately $2,710,129 based on the change in fair value of warrant labilities, as compared to  a gain of approximately $2,805,936 for the same period in 2017.

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

The following is a reconciliation of net loss to Adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended June 30,
	2018	2017
Net Loss	$(4,021,410)	$(1,524,572)
plus
Equity Based compensation	995,630	108,885
Adjusted net loss	$(3,025,780)	$(1,415,687)
Other income and expense	1,014,161	1,209,751
Interest Expense	969,346	305,856
SRAXmd Transaction Fees	49,513	—
Depreciation and amortization	194,576	121,433

Adjusted EBITDA	$(798,184)	$221,353

	For the Six Month Period Ended June 30,
	2018	2017
Net Loss	$(4,010,344)	$(3,498,026)
plus
Equity Based compensation	1,161,760	621,327
Adjusted net loss	$(2,848,584)	$(2,876,699)
Other income and expense	(2,682,704)	(637,895)
Loss on sale of assets	(22,165)	—
Restructuring costs	—	377,961
Write off of non-compete agreement	—	468,751
Interest Expense	1,839,797	917,482
SRAXmd Transaction Fees	71,678	—
Depreciation and amortization	370,201	232,387

Adjusted EBITDA	$(3,271,777)	$(1,518,013)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At June 30, 2018, we had an accumulated deficit of $31,532,284. As of June 30, 2018, we had $41,036 in cash and cash equivalents and a net working capital deficit of $11,866,741 as compared to $1,017,299 in cash and cash equivalents and a net working capital deficit of $10,031,979 at December 31, 2017. We are currently experiencing a period of limited liquidity resulting from the complete repayment of notes associated with a financing agreement previously held by Victory Park Management, LLC, the repurchase of the Series B Warrants in April 2017, and the satisfaction of amounts due under the Financing Warrant (as defined in Note 8 of the footnotes to the Financial Statements).

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

Subsequent to the aforementioned evaluation and in connection with the preparation of this Form 10-Q/A, in view of the Company’s determination to restate its unaudited condensed consolidated financial statements for the quarter ended June 30, 2018 and 2017, and based on the related identified material weaknesses described below under “Material Weaknesses,” our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report and has concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2018 and the material weaknesses in our internal control over financial reporting that as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2018 because of certain material weaknesses in our internal control over financial reporting as of June 30, 2018, as follows:

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

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2018. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

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

Our management has determined that, as of June 30, 2018, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, management has determined that we have yet to fully remediate the previously identified material weaknesses.

We believe our failure to maintain effective systems of internal controls over financial reporting have resulted in our need to restate the following previously issued quarterly and year-to-date consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.

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