Form 10-Q/A
period 2018-09-30
SOCIAL REALITY, Inc.
filed 2019-08-07
CIK 1538217

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Form 10-Q for the fiscal quarter ended September 30, 2018, amends Social Reality, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which was originally filed with the Securities and Exchange Commission on November 14, 2018 (the “Original Filing”).

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited) (Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$14,423,573	$1,017,299
Accounts receivable, net	969,110	4,348,305
Prepaid expenses	448,784	468,336
Other current assets	417,813	300,898
Total current assets	16,259,280	6,134,838

Property and equipment, net of accumulated depreciation	153,619	154,546

Goodwill	15,644,957	15,644,957
Intangibles – net	1,832,323	1,642,760
Other assets	451,145	28,598

Total assets	$34,341,324	$23,605,699

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$2,475,229	$5,010,815
Debenture warrant liability	4,468,609	7,256,864
Leapfrog warrant liability	1,184,086	1,873,107
Derivative liability	954,157	2,026,031
Total current liabilities	9,082,081	16,166,817

Secured convertible debentures, net	2,762,158	1,524,592

Total liabilities	11,844,239	17,691,409

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 10,183,330 and 9,910,565 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,183	9,911
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock to be issued	—	879,500
Additional paid in capital	32,747,724	32,546,820
Accumulated deficit	(10,260,822)	(27,521,941)
Total stockholders' equity	22,497,084	5,914,290

Total liabilities and stockholders' equity	$34,341,324	$23,605,699

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$2,015,391	$5,554,182	$8,823,592	$16,861,449
Cost of revenue	763,610	2,454,919	2,902,179	8,378,247
Gross profit	1,251,781	3,099,263	5,921,413	8,483,202

Operating expense
General, selling and administrative expense	4,869,232	3,659,202	14,392,114	11,413,453
Write-off of non-compete agreement	—	—	—	468,751
Restructuring costs	—	—	—	377,961
Total operating expense, net	4,869,232	3,659,202	14,392,114	12,260,165

Loss from operations	(3,617,451)	(559,939)	(8,470,701)	(3,776,963)

Other income (expense)
Interest income (expense)	(318,942)	(338,010)	(1,240,485)	(668,583)
Amortization of debt issuance costs	(619,312)	(162,883)	(1,537,565)	(749,792)
Total interest expense	(938,254)	(500,893)	(2,778,050)	(1,418,375)
Change in fair value of warrant liabilities	1,839,020	(1,623,146)	4,549,150	1,182,789
Loss on repurchase of series B warrant	—	—	—	(2,068,221)
Loss on repricing of series A warrants	—	—	—	(99,820)
Gain on Sale of assets	23,978,389	—	23,956,224	—
Other	9,760	—	4,498	—
Total other income (expense)	24,888,915	(2,124,039)	25,731,822	(2,403,627)

Income (loss) before provision for income taxes	21,271,464	(2,683,978)	17,261,121	(6,180,590)

Provision for income taxes	—	—	—	—

Net income (loss)	$21,271,464	$(2,683,978)	$17,261,121	$(6,180,590)

Net (loss) income per share, basic and diluted	$2.10	$(0.33)	$1.71	$(0.77)

Weighted average shares outstanding, basic and diluted	10,112,804	8,115,790	10,121,717	8,008,717

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months ended September 30,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$17,261,121	$(6,180,590)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,756,795	947,968
Gain on sale of SRAXmd	(23,956,224)	—
Amortization of debt issue costs	331,393	365,942
Amortization of debt discount	1,206,172	383,850
Change in value of derivative liabilities	(4,549,150)	(1,182,789)
Loss on repurchase of series B Warrants	—	2,068,221
PIK Interest expense accrued to principal	—	51,323
Loss on repurchase of series A Warrants	—	99,820
Write-off of non-compete agreement	—	468,751
Provision for bad debts	(8,600)	(163,703)
Depreciation expense	30,730	14,240
Amortization of intangibles	512,308	358,698
Changes in operating assets and liabilities:
Accounts receivable	1,816,668	1,377,870
Prepaid expenses	(196,929)	(209,007)
Other assets	(119,462)	12,762
Accounts payable and accrued expenses	(3,005,533)	(721,272)
Unearned revenue	—	67,516
Cash used in operating activities	(8,920,711)	(2,240,400)

Cash flows from investing activities:
Purchase of equipment	(29,803)	(97,287)
Development of software	(701,871)	(454,368)
Proceeds from SRAXmd	22,958,659	—
Cash provided by (used in) investing activities	22,226,985	(551,655)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	3,820,001
Proceeds from the issuance of common stock in conjunction with warrant exercised	100,000	—
Repayments of note payable and PIK interest	—	(3,996,928)
Proceeds from secured convertible debentures, net	—	2,136,629
Net cash provided by financing activities	100,000	1,959,702

Net increase (decrease) in cash and cash equivalents	13,406,274	(832,353)
Cash and cash equivalents, beginning of period	1,017,299	1,048,762
Cash and cash equivalents, end of period	$14,423,573	$216,409

Supplemental schedule of cash flow information:
Cash paid for interest	$758,767	$649,199
Cash paid for taxes	$—	$—

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months ended September 30,
	2018	2017
	(Restated)	(Restated)
Supplemental Schedule of noncash financing activities:
Common stock issued for preferred stock conversion and vesting grants	$—	$52
Vesting of common stock award	$150,000	$—
Issuance of placement agent warrants	$—	$249,028
Issuance of common stock to be issued, issued now	$879,500	$100
Shares issued for convertible note conversions	$300,000	$—
Put liability on issuance of warrants	$—	$2,500,000
Initial warrant liability accounted	$—	$4,597,508
Debt discount on conversion accounted	$—	$986,182

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our business, establish and develop new business units, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $3,659,202 for the three months ended September 30, 2017 to $4,869,232 for the three months ended September 30, 2018. Our general, selling and administrative expenses increased from $11,395,454 for the nine months ended September 30, 2017 to $14,392,114 for the nine months ended September 30, 2018. We generated net income of $21,271,464 for the three months ended September 30, 2018 compared to a net loss of $2,683,978 for the three months ended September 30, 2017. We generated net income of $17,261,121 for the nine months ended September 30, 2018 compared to a net loss of $6,180,590 for the nine months ended September 30, 2017. At September 30, 2018, we had an accumulated deficit of $10,260,822. As of September 30, 2018, we had $14,423,573 in cash and cash equivalents and a working capital surplus of $7,177,199 as compared to $1,017,299 in cash and cash equivalents and a working capital deficit of $10,031,979 at December 31, 2017. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically funded our operations and investing activities with cash provided by financing activities. In late 2017, we announced several new initiatives intended to provide additional growth opportunities which launched in the third quarter of 2018. On August 6, 2018, we announced the completion of the sale of our SRAXmd product group in a transaction valued at up to $52.5 million.

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

NOTE 9 – WARRANT LIABILITIES

The discussion below relates to the following (collectively, the “Derivative Warrant Instruments”):

1.

In January 2017, the Company issued Series A and Series B Warrants in our registered direct and concurrent private placement.  In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,068,221. Accordingly, only the Series A Warrants are currently outstanding; and

2.

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

The Company identified embedded features in the Derivative Warrant Instruments which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the Warrant Instruments from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as on each subsequent balance sheet dates.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

As of January 4, 2017, the issuance date of the Series A and B Warrants, the fair value of the Series A and B Warrants of $3,038,344 was determined using the Black-Scholes Pricing Option Model based on a risk-free interest rate of 2% for both the Series A Warrants and the Series B Warrants, an expected term of 5.5 years for the Series A Warrants and 5 years for the Series B Warrants, an expected volatility of 110% for the Series A Warrants and the Series B Warrants and a 0% dividend yield for the Series A Warrants and the Series B Warrants, respectively. In April 2017, the Company repurchased the Series B Warrants for $2,500,000 and recognized a loss on the repurchase amounting to $2,068,221

The Series A Warrant’s fair value as of September 30, 2018 and December 31, 2017 was estimated to be $954,000 and $2,026,000 respectively, based on a risk-free interest rates of 2.88% and 2.20%, respectively, an expected term of 3.25 and 4 years, respectively, an expected volatility of 167% and 164%, respectively and a 0% dividend yield. . During the three-month period ending September 30, 2018 and 2017, we recorded a decrease in the fair value of the warrant derivative liability of $269,000 and $417,000. This was recorded as a gain on change in fair value of derivative liability. During the nine-month period ending September 30, 2018 and 2017, we recorded an decrease of $1,072,000 and an increase of $477,000 in the fair value of the warrant derivative liability, respectively. This was recorded as a (gain) loss on change in fair value of derivative liability.

As of April 21, and April 28, 2017, the issuance date of the Series A1 Warrants, the Company determined a fair value of $1,228,000 of the Series A1 Warrants. The fair value of the Series A1 Warrants was determined using the Black-Scholes Pricing Option Model based on a risk-free interest rate of 1.875%, an expected term of 5.5 years, an expected volatility of 109% and a 0% dividend yield for each respective date.

The Series A1 Warrant’s fair value at September 30, 2018 and December 31, 2017 was estimated to be $1,661,000 and $2,641,000 respectively based on a risk-free interest rate ranging from 2.88 to 2.73, an expected term ranging from 3.625 to 4.375 years, an expected volatility ranging from 162% to 167% and a 0% dividend yield. During the three-month period ending September 30, 2018, we recorded a decrease in the fair value of the warrant derivative liability of $470,000. This was recorded as a loss on change in fair value of derivative liability. During the nine-month period ending September 30, 2018 and 2017, we recorded a decrease of $981,000 and increase of $354,000, in the fair value of the warrant derivative liability, respectively. This was recorded as a loss on change in fair value of derivative liability.

As October 27, 2017, of the issuance date of the Series A2 Warrants, the Company determined a fair value of $2,856,000 of the Series A2 Warrants. The fair value of the Series A2 Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 2.03%, an expected term of 5.5 years, an expected volatility of 122% and a 0% dividend yield.

The fair value at September 30, 2018 and December 31, 2017 of the Series A2 Warrants was estimated to be $2,808,000 and $4,615,000,  respectively based on a risk-free interest rate ranging from 2.88 to 2.46, an expected term ranging from 4.00 to 4.875 years, an expected volatility ranging from 160% to 161% and a 0% dividend yield. During the three-month period ending September 30, 2018, we recorded a decrease in the fair value of the warrant derivative liability of $771,000. This was recorded as a loss on change in fair value of derivative liability.

As August 17, 2017, of the issuance date of the Leapfrog Warrants, the Company determined a fair value of $337,069. The fair value of the Leapfrog Warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.65%, an expected term of 5.0 years, an expected volatility of 108% and a 0% dividend yield.

The fair value at September 30, 2018 and December 31, 2017 of the Leapfrog Warrants was estimated to be $1,184,000 and $1,873,000 based on a risk-free interest rate of 2.88% and 2.20%, an expected term of 3.88 and 4.63 years, an expected volatility of 162% and 164% and a 0% dividend yield. During the three-month period ending September 30, 2018 and 2017, we recorded a decrease of $359,000 and increase of $366,000 in the fair value of the warrant derivative liability, respectively. This was recorded as a gain on change in fair value of derivative liability. During the nine-month period ending September 30, 2018 and 2017, we recorded a decrease of $689,000 and an increase of  $1,536,000 in the fair value of the warrant derivative liability, respectively. This was recorded as a gain on change in fair value of derivative liability.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

The Warrant liabilities are comprised of the following at September 30:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability

Balance as of beginning of period (December 31, 2017)	7,256,000	1,873,000	2,026,000
Adjustment to fair value	(2,787,000)	(689,000)	(1,072,000)
Balance as of end of period (September 30, 2018)	4,469,000	1,184,000	954,000

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

The Company accounted for the Series A2 Debentures in accordance with ASC 470-20 Debt with Conversion and other options. The net proceeds of $4,261,684 from the issuance of the Series A2 Debentures was allocated between the Series A2 Debentures and the fair value of the Series A Warrants. The values allocated to the Series A2 Debentures and Series A Warrant was $1,405,540 and $2,856,108 respectively. After the allocation between the Series A2 Debentures and the Series A Warrants, the adjusted value assigned to Series A Debenture created the effected conversion feature to be a rate lower than the current market price for the Company’s common stock on the date of the issuance. The value assigned to the conversion feature was $1,405,540.

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

During the three and nine month period ended September 30, 2018, the Company recorded interest expense on the convertible debentures totaling $254,615 and $950,371, respectively, including the portion accrued for liquidated damages related to the Registration Rights Agreement that became effective on May 25, 2018. During the three and nine month periods ended September 30, 2018, the Company also recognized $619,312 and $1,537,565 of amortization of debt discount and deferred financing costs. During the three and nine month periods ended September 30, 2017, the Company recorded interest expense on the convertible debentures totaling $157,534 and $274,315, respectively. During the three and nine month periods ended September 30, 2017, the Company recognized $162,883 and $749,792 of amortization of debt discount and deferred financing costs.

Future minimum principal payments under senior secured convertible notes as of September 30, 2018, were as follows:

Convertible
Year Ending December 31,	Notes
2018	$—
2019	—
2020	6,545,158
Total minimum principal payments	6,545,158
Less: debt discount	(3,082,572)
Less: deferred debt issuance costs	(700,428)
Convertible notes, net	$2,762,158

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

NOTE 14 – RESTATEMENT

Financial Information (As Restated)

•	The Company has presented restated 2018 financials as of September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017, below.

•

In addition to the restatement of the financial statements, certain information within contained in the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of misstatements discussed previously.

The individual restatement matter that underlies the restatement adjustments is described below.

Classification of Warrants

The Company has concluded that the certain Warrants issued in 2017 are required to be classified as liabilities pursuant to the provisions of ASC 815-10 since all of the characteristics of a derivative instrument were met and the Warrants do not qualify for the equity classification scope exception in ASC 815-40-25-10 from derivative accounting, primarily because the Company may be required to cash settle the warrants in circumstances where holders of the Company’s common stock would not be entitled to cash, which is inconsistent with ASC 815-40-55-2 through 55-6. The warrant agreements include a fundamental transaction clause whereby, in the unlikely event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Impact of the Restatement

Summary of Restatement Condensed Consolidated Balance Sheet, Statement of Operations and Cashflows 2018:

	September 30, 2018		September 30, 2018
	As Reported	Adjustments	As Restated
Total assets	$34,341,324	$—	$34,341,324

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,475,229	$—	$2,475,229
Debenture warrant liability	—	4,468,609	4,468,609
Leapfrog warrant liability	—	1,184,086	1,184,086
Derivative liability	—	954,157	954,157
Total current liabilities	2,475,229	6,606,852	9,082,081
Secured convertible debentures, net	2,943,109	(180,951)	2,762,158
Total liabilities	5,418,338	6,425,901	11,844,239

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018	—	—	—
Class A common stock, authorized 50,000,000 shares, $0.001 par value, 10,183,330 shares issued and outstanding at September 30, 2018	10,183	—	10,183
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2018	—	—	—
Additional paid in capital	37,343,937	(4,596,213)	32,747,724
Accumulated deficit	(8,431,134)	(1,829,688)	(10,260,822)
Total stockholders' equity	28,922,986	(6,425,901)	22,497,084
Total liabilities and stockholders' equity	$34,341,324	$—	$34,341,324

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2018
	As Reported	Adjustments	As Restated

Loss from operations	(3,617,451)	—	(3,617,451)

Other income (expense):
Interest expense:
Interest expense	(318,942)	—	(318.942)
Amortization of debt issuance costs	(726,716)	107,404	(619,312)
Total interest expense	(1,045,658)	107,404	(938,254)
Gain on sale of assets	23,978,389	—	23,978,389
Change in fair value of derivative liabilities	—	1,839,020	1,839,020
Other	9,758	—	9,758
Total other income (expense)	22,942,489	1,946,424	24,888,913

Income before provision for income taxes	19,325,038	1,946,424	21,271,462

Provision for income taxes	—	—	—

Net Income	$19,325,038	$1,946,424	$21,271,462

Net loss per share, basic and diluted	$1.91	$0.19	$2.10

Weighted average shares outstanding, basic and diluted	10,112,804	—	10,112,804

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended		Nine Month Ended
	September 30, 2018		September 30, 2018
	As Reported	Adjustments	As Restated

Gross profit	$5,921,413	—	$5,921,413
General, selling and administrative expense	14,414,279	(22,165)	14,392,114
Loss from operations	(8,492,866)	22,165	(8,470,701)

Other income (expense):
Interest expense:
Interest expense	(1,240,485)	—	(1,240,485)
Amortization of debt issuance costs	(1,531,963)	(5,602)	(1,537,565)
Total interest expense	(2,772,448)	(5,602)	(2,778,050)
Gain on sale of assets	23,978,389	(22,165)	23,956,224
Change in fair value of derivative liabilities	—	4,549,150	4,549,150
Other	4,498	—	4,498
Total other income (expense)	21,210,439	4,521,383	25,731,822

Loss before provision for income taxes	12,717,573	4,543,548	17,261,121

Provision for income taxes	—	—	—

Net loss	$12,717,573	$4,543,548	$17,261,121

Net loss per share, basic and diluted	$1.26	$0.45	$1.71

Weighted average shares outstanding, basic and diluted	10,121,717	—	10,121,717

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended		Nine Month Ended
	September 30, 2018		September 30, 2018
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$12,717,573	$4,543,548	$17,261,121
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,756,795	—	1,756,795
Amortization of debt issuance costs	325,791	5,602	331,393
Accretion of debenture discount and warrants	1,206,172	—	1,206,172
Change in valuation of derivative liabilities	—	(4,549,150)	(4,549,150)
Gain on sale of assets	(23,978,389)	22,165	(23,956,224)
Provision for bad debts	(8,600)	—	(8,600)
Depreciation expense	30,730	—	30,730
Amortization of intangibles	512,308	—	512,308
Changes in operating assets and liabilities:
Accounts receivable	1,816,668	—	1,816,668
Prepaid expenses	(196,929)	—	(196,929)
Other current assets	(119,462)	—	(119,462)
Accounts payable and accrued expenses	(3,005,533)	—	(3,005,533)
Net cash used in operating activities	(8,942,876)	22,165	(8,920,711)

Cash flows from investing activities	22,249,150	(22,165)	22,226,985

Cash flows from financing activities	100,000	—	100,000

Net (decrease) increase in cash and cash equivalents	13,406,274	—	13,406,274
Cash and cash equivalents, beginning of period	1,017,299	—	1,017,299
Cash and cash equivalents, end of period	$14,423,573	$—	$14,423,573

Supplemental schedule of cash flow information
Cash paid for interest	$758,767	$—	$758,767
Cash paid for taxes	$—	$—	$—

Supplemental schedule of noncash financing activities
Vesting of common stock awards	$150,000	—	$150,000
Issuance of common stock to be issued	$879,500	—	$879,500
Shares issued for convertible note conversion	$300,000	—	$300,000

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Summary of Restatement Condensed Consolidated Statement of Operations and Cashflows 2017:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2017
	As Previously Reported	Adjustments	As Restated

Loss from operations	(559,939)	—	(559,939)

Other income (expense):
Interest expense:
Interest expense	(338,010)	—	(338,010)
Amortization of debt issuance costs	(281,352)	118,469	(162,883)
Total interest expense	(619,362)	118,469	(500,893)
Change in fair value of derivative liabilities	(2,895,027)	1,271,881	(1,623,146)
Total other income (expense)	(3,514,389)	1,390,350	(2,124,039)

Loss before provision for income taxes	(4,074,328)	1,390,350	(2,683,978)

Provision for income taxes	—	—	—

Net loss	$(4,074,328)	$1,390,350	$(2,683,978)

Net loss per share, basic and diluted	$(0.50)	$(0.17)	$(0.33)

Weighted average shares outstanding, basic and diluted	8,115,790	—	8,115,790

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended		Nine Month Ended
	September 30, 2017		September 30, 2017
	As Previously Reported	Adjustments	As Restated

Loss from operations	(3,776,963)	—	(3,776,963)

Other income (expense):
Interest expense:
Interest expense	(668,583)	—	(668,583)
Amortization of debt issuance costs	(1,047,060)	297,268	(749,792)
Total interest expense	(1,715,643)	297,268	(1,418,375)
Change in fair value of warrant liabilities	809,443	373,346	1,182,789
Loss on repurchase of series B warrant	(2,053,978)	(14,246)	(2,068,221)
Loss on repricing of series A warrants	(99,820)	—	(99,820)
Other	—	—	—
Total other income (expense)	(3,059,995)	(656,368)	(2,403,627)

Loss before provision for income taxes	(6,836,958)	(656,368)	(6,180,590)

Provision for income taxes	—	—	—

Net loss	$(6,836,958)	$(656,368)	$(6,180,590)

Net loss per share, basic and diluted	$(0.85)	$(0.8)	$(0.77)

Weighted average shares outstanding, basic and diluted	8,008,717	—	8,008,717

SOCIAL REALITY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended		Nine Month Ended
	September 30, 2017		September 30, 2017
	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(6,836,958)	$656,368	$(6,180,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	947,968	—	947,968
Amortization of debt issuance costs	663,210	(297,268)	365,942
Amortization of debt discount	383,850		383,850
Loss on repurchase of Series B warrants	2,053,978	14,246	2,068,221
PIK interest expense accrued to principal	51,323	—	51,323
Loss on repurchase of series A warrants	99,820	—	99,820
Change in fair value of derivative liabilities	(809,443)	(373,346)	(1,182,789)
Write-off of non-compete agreement	468,751	—	468,751
Provision for bad debts	(163,703)	—	(163,703)
Depreciation expense	14,420	—	14,420
Amortization of intangibles	358,698	—	358,698
Changes in operating assets and liabilities:
Accounts receivable	1,377,870	—	1,377,870
Prepaid expenses	(209,007)	—	(209,007)
Other current assets	12,762	—	12,762
Accounts payable and accrued expenses	(721,272)	—	(721,272)
Unearned revenue	67,516	—	67,516
Net cash used in operating activities	(2,240,400)	—	(2,240,400)

Cash flows from investing activities	(551,655)	—	(551,655)

Cash flows from financing activities	1,959,702	—	1,959,702

Net (decrease) increase in cash and cash equivalents	(832,353)	—	(832,353)
Cash and cash equivalents, beginning of period	1,048,762	—	1,048,762
Cash and cash equivalents, end of period	$216,409	$—	$216,409

Supplemental schedule of cash flow information
Cash paid for interest	$873,433	$—	$873,433
Cash paid for taxes	$—	$—	$—

Supplemental schedule of noncash financing activities
Initial derivative liability on issuance of put warrants	$3,038,344	—	3,038,344
Issuance of placement agent warrants	249,028	—	249,028
Common stock issued for vested grants	52	—	52
Issuance of common stock to be issued	100	—	100
Initial derivative and warrant liability accounted as debt discount on convertible debenture	2,763,723	—	2,763,723
Repurchase of series B warrants directly paid by debenture holder on behalf of the Company	2,500,000	—	2,500,000
Common stock issued and Initial warrant liability accounted for assets purchase arrangement	617,069	—	617,069

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

Restatement of Previously Issued Financial Statements .. As discussed further in Note 14 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three and nine months periods ended September 30, 2018 and 2017. The following discussion has been updated to reflect the effects of the restatement.

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

Results of operations

Selected Consolidated Financial Data

	Three Months Ended September 30,
	2018	2017	Change
	(unaudited) (Restated)	(unaudited) (Restated)
Revenue	$2,015,391	5,554,182	(63.7%	)
Cost of revenue	763,610	2,454,919	(68.9%	)
Gross margin percentage	62.1%	55.8%	11.3%
Operating expense, net	4,869,232	3,659,202	33.1%
Operating loss	(3,617,451)	(559,939)	546.0%
Other income (expense)	24,888,913	(2,124,039)	(1,271.8%	)
Net income (loss)	$21,271,462	(2,683,978)	(892.5%	)
	Nine Months Ended September 30,
	2018	2017	Change
	(unaudited) (Restated)	(unaudited) (Restated)
Revenue	$8,823,592	16,861,449	(47.7%	)
Cost of revenue	2,902,179	8,378,247	(65.4%	)
Gross margin percentage	67.1%	50.3%	33.4%
Operating expense, net	14,392,117	11,395,454	26.5%
Operating loss	(8,470,701)	(3,776,963)	124.9%
Other income (expense)	25,731,822	(2,403,627)	(11.71%	)
Net income (loss)	$17,261,121	(6,180,590)	(3.79%	)

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

Operating expense

Our operating expenses are comprised of salaries, commissions, marketing and general overhead expenses. Overall, our net operating expense increased 33.1% in the third quarter of 2018 from the comparable period in 2017, driven primarily by headcount additions in our SRAXmd and BigToken product groups necessary for future revenue growth. Net operating expense increased 17.6% in the nine month period ending September 30, 2018 due to other fixed cost savings in the first quarter of 2018.

Other income (expense)

Other income (expense) in the first quarter of 2018 represents factoring fees and interest due on convertible debentures, change in the fair value of derivative liabilities, as well as amortization of deferred debt issuance costs. Total interest expense increased to $938,254 for the three month period ended September 30, 2018 as compared to the $500,893 during the same period in 2017 due to the October 2017 Debenture issuance which resulted in a higher level of total debt and interest incurred. Total interest expense increased to $2,778,051 for the nine month period ended September 30, 2018 as compared to $1,418,375 during the same period in 2017 due to the same factors as well as us incurring one-time liquidated damages in the second quarter of 2018 resulting from delays in obtaining effective registration of the securities issued in the October Debenture financing. For the third quarter of 2018, the Company realized a gain of approximately $1,839,020 based on the change in fair value of derivative liabilities, as compared to a gain of approximately $1,623,146 for the second quarter of 2017. For the nine months ended September 30, 2018, the Company realized a gain of $4,459,150 based on the change in fair value of derivative liabilities, as compared to a gain of $1,182,789 for the same period of 2017.

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

The following is a reconciliation of net loss to adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Month Period Ended September 30,
	2018	2017
Net Income (loss)	$21,271,464	$(2,683,978)
Plus
Equity Based compensation	594,985	326,641
Adjusted net income (loss)	$21,866,449	$(2,357,337)
(Gain) or loss on sale of assets	(23,978,389)	—
Interest Expense	938,254	500,893
Other non-operating expenses	(1,848,780)	1,623,146
Depreciation and amortization	172,838	140,551

Adjusted EBITDA	$(2,849,628)	$(92,747)

	For the Nine Month Period Ended September 30,
	2018	2017
Net Income or (loss)	$17,261,121	$(6,180,590)
Plus
Equity Based compensation	1,756,745	947,968
Adjusted net loss	$19,017,866	(5,232,622)
(Gain) or loss on sale of assets	(23,978,389)	—
Restructuring costs	—	377,961
Write off of non-compete agreement	—	468,750
Interest Expense	2,778,051	1,418,375
Other non-operating expenses	(4,553,649)	985,252
Depreciation and amortization	543,038	372,938

Adjusted EBITDA	$(6,193,083)	$(1,609,346)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At September 30, 2018, we had an accumulated deficit of $10,260,822. As of September 30, 2018, we had $14,423,573 in cash and cash equivalents and a net working capital surplus of $7,207,199 as compared to $1,017,299 in cash and cash equivalents and a net working capital deficit of $10,031,979 at December 31, 2017.

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

Cash flows from operating activities

Net cash used in operating activities was $8,920,711 during the nine months ended September 30, 2018 compared to net cash used in operating activities of $2,240,400 for the comparable period in 2017. During the nine months ended September 30, 2018, the Company’s accounts receivable decreased by $1,816,668 from the accounts receivable balance at December 31, 2017. Accounts payable and accrued liabilities during the nine months ended September 30, 2018 decreased by $3,005,533 from the period ending December 31, 2017.

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

Subsequent to the aforementioned evaluation and in connection with the preparation of this Form 10-Q/A, in view of the Company’s determination to restate its unaudited condensed consolidated financial statements for the quarter ended September 30, 2018 and 2017, and based on the related identified material weaknesses described below under “Material Weaknesses,” our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report and has concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2018 and the material weaknesses in our internal control over financial reporting that as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 because of certain material weaknesses in our internal control over financial reporting as of September 30, 2018, as follows:

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

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2018. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

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

As a result of the plan to restate our previously issued quarterly and year-to-date consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our  audited consolidated financial statements for the year ending December 31, 2017, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, shareholder lawsuits or a review by the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements.  As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Our management has determined that, as of September 30, 2018, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, management has determined that we have yet to fully remediate the previously identified material weaknesses.

We believe our failure to maintain effective systems of internal controls over financial reporting have resulted in our need to restate the following previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017.

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