Form 10-Q
period 2019-06-30
SOCIAL REALITY, Inc.
filed 2019-08-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,384,123 shares of Class A common stock are issued and outstanding as of August 14, 2019.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “Social Reality,” refers to Social Reality, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as "BigToken," (collectively, “we,” “us,” “our” or “the Company”). In addition, the "second quarter of 2019" refers to the three months ended June 30, 2019, the "second quarter of 2018" refers to the three months ended June 30, 2018, “2019” refers to the year ending December 31, 2019, and "2018” refers to the year ended December 31, 2018.

The information which appears on our web sites www.srax.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,465,639	$2,784,865
Accounts receivable, net	780,187	1,828,940
Prepaid expenses	550,003	466,823
Other current assets	300,898	387,085
Total current assets	4,096,727	5,467,713

Non-current Assets:
Property and equipment, net	211,240	192,065
Goodwill	15,644,957	15,644,957
Intangible assets, net	1,811,044	1,762,605
Right-of-Use Asset - Long Term Portion	466,253	—
Other assets	107,454	51,153
Total non-current assets	18,240,948	17,650,780
Total assets	$22,337,675	$23,118,493

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	1,456,965	3,574,926
Debenture warrant liability	8,215,035	4,323,499
Leapfrog warrant liability	1,161,350	622,436
Derivative liability	902,915	496,260
Other current liabilities	894,686	—
Total current liabilities	12,630,951	9,017,121
Non-current liabilities:
Lease Obligation - Long Term Portion	326,471	—
Total non-current liabilities	326,471	—
Total liabilities	12,957,422	9,017,121

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 12,546,022 and 10,109,530 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	12,546	10,109
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock to be issued	—	—
Additional paid in capital	42,030,110	32,869,611
Accumulated deficit	(32,662,403)	(18,778,348)
Total stockholders' equity	9,380,253	14,101,372
Total liabilities and stockholders' equity	$22,337,675	$23,118,493

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
		(restated)		(restated)
Revenue	$904,222	$4,697,351	$1,495,977	$6,808,201
Cost of revenue	410,892	1,320,464	753,239	2,138,569
Gross profit	493,330	3,376,887	742,738	4,669,632
Operating expense:
General, selling and administrative expense	5,114,115	5,392,625	9,605,377	9,522,883

Loss from operations	(4,620,785)	(2,015,738)	(8,862,639)	(4,853,251)

Other income (expense):
Interest expense	(183,257)	(486,758)	(250,944)	(921,543)
Amortization of debt issuance costs	—	(482,588)	—	(918,254)
Total Interest Expense	(183,257)	(969,346)	(250,944)	(1,839,797)
Gain or (loss) on sale of Assets	(77,373)	(22,165)	395,106	(22,165)
Exchange Gain or Loss	—	(596)	13,509	(5,260)
Loss on repricing of equity warrants	(341,682)	—	(341,682)	—
Change in Fair Value of Warrant Liability	(2,875,554)	(1,013,565)	(4,837,405)	2,710,129
Other non-operating income / (expense)	(3,294,609)	(1,036,326)	(4,770,472)	2,682,704
Total other income / (expense)	(3,477,866)	(2,005,672)	(5,021,416)	842,907
Loss before provision for income taxes	(8,098,651)	(4,021,410)	(13,884,055)	(4,010,344)

Provision for income taxes	—	—	—	—
Net loss	$(8,098,651)	$(4,021,410)	$(13,884,055)	$(4,010,344)

Net loss per share, basic and diluted	$(0.67)	$(0.39)	$(1.24)	$(0.40)

Weighted average shares outstanding
Basic	12,129,787	10,213,618	11,210,810	10,126,247
Diluted	12,129,787	10,213,618	11,210,810	10,126,247

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock		Common stock to be issued		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2018	—	$—	10,109,530	$10,109	—	$—	$32,869,611	$(18,778,348)	$14,101,372
Share based compensation, related to employees	—	—	—	—	—	—	120,885	—	120,885
Net loss	—	—	—	—	—	—	—	(5,785,404)	(5,785,404)
Balance, March 31, 2019	—	—	10,109,530	10,109	—	—	32,990,496	(24,563,752)	8,436,853
Share based compensation, related to employees	—	—	—	—	—	—	325,511	—	325,511
Sale of common stock and warrants for cash	—	—	1,687,825	1,688	—	—	6,227,021	—	6,228,709
Exercise of warrants	—	—	328,667	329	—	—	1,145,820	—	1,146,149
Shares issued as collateral	—	—	220,000	220	—	—	(220)	—	—
Loss on repricing of equity warrants	—	—	—	—	—	—	341,682	—	341,682
Share of common stock in private placement	—	—	200,000	200	—	—	999,800	—	1,000,000
Net loss	—	—	—	—	—	—	—	(8,098,651)	(8,098,651)
Balance, June 30, 2019	—	$—	12,546,022	$12,546	—	$—	$42,030,110	$(32,662,403)	$9,380,253

	Preferred Stock		Common Stock		Common stock to be issued		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2017	—	$—	9,910,565	$9,911	150,000	$879,500	$32,546,820	$(27,521,941)	$5,914,290
Stock based compensation	—	—	6,667	129			286,001		286,130
Shares issued for services	—	—	150,000	150	(150,000)	(859,500)	859,350		—
Common stock issued to directors	—	—	22,556	23		(10,000)	39,977		30,000
Net income	—	—						11,068	11,068
Balance, March 31, 2018	—	—	10,089,788	10,213	—	10,000	33,732,148	(27,510,873)	6,241,488
Stock based compensation	—	—	—	—	—	—	136,130	—	136,130
Exercise of warrants	—	—	61,482	61			49,938	—	49,999
Share to be issued for services	—	—	—	—	150,000	859,500	—	—	859,500
Net loss	—	—	—	—	—	—		(4,021,410)	(4,021,410)
Balance, June 30, 2018	—	$—	10,151,270	$10,274	150,000	$869,500	$33,918,216	$(31,532,283)	$3,265,706

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net Income (loss)	$(13,884,055)		$(4,010,344)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	446,395		1,161,760
Amortization of debt issuance costs	—		300,185
Accretion of debenture discount and warrants	—		618,069
Gain/Loss on valuation of warrant derivatives	4,837,406		(2,710,129)
Loss on repricing of equity warrants	341,682
Gain on sale of SRAXmd	(395,106)		—
Provision for bad debts	241,753		(5,426)
Depreciation expense	33,749		20,036
Amortization of intangibles	495,178		350,165
Changes in operating assets and liabilities:
Accounts receivable	807,000		1,630,258
Prepaid expenses	(83,480)		(47,061)
Other assets	29,886		(2,672)
Accounts payable and accrued expenses	(1,363,056)		2,140,856
Net cash used in operating activities	$(8,492,648)		$(554,303)

Cash flows from investing activities
Proceeds from SRAXmd	395,106		—
Purchase of equipment	(52,924)		(20,793)
Development of software	(543,617)		(451,168)
Net cash (used in) provided by investing activities	$(201,435)		$(471,961)

Cash flows from financing activities
Proceeds from the issuance of common stock units	7,228,709		—
Proceeds from the issuance of common stock in conjunction with warrant exercised	1,146,148		50,001
Net cash provided by financing activities	$8,374,857		$50,001

Net increase / (decrease) in cash and cash equivalents	(319,226)		(976,263)
Cash and cash equivalents, beginning of period	2,784,865		1,017,299
Cash and cash equivalents, end of period	$2,465,639		$41,036

Supplemental schedule of cash flow information
Cash paid for interest	$100,278		$313,791
Cash paid for taxes	$—		$—
Supplemental schedule of noncash financing activities
Recorded right-of-use asset	$(466,253)		$—
Recorded lease obligation	$466,253	$
Vesting of common stock award	$—		$150,000
Issuance of treasury shares for purposes of loan collateralization	$220		$—
Issuance of common stock to be issued	$—		$869,500

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNT POLICIES

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the two years in the period ended December 31, 2018.

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2018 condensed balance sheet data was derived from financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and six month periods ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company's annual report on Form 10-K filed with the SEC on April 16, 2019.

Uses and Sources of Liquidity – Going Concern Our primary need for liquidity is to fund working capital requirements of our business, establish and develop new business units, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses decreased from $5,392,625 for the three months ended June 30, 2018 to $5,114,115 for the three months ended June 30, 2019. We had a net loss of $8,098,651 for the three months ended June 30, 2019 compared to a net loss of $4,021,410 for the three months ended June 30, 2018.  Net loss for the three months ended June 30, 2019 includes non-cash warrant liability valuation charges. At June 30, 2019, we had an accumulated deficit of $32,662,403. As of June 30, 2019, we had $2,465,639 in cash and cash equivalents and a working capital deficit of $8,534,224 as compared to $2,784,865 in cash and cash equivalents and a working capital deficit of $3,549,408 at December 31, 2018. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported losses and have historically funded our operations and investing activities with cash provided by financing activities. In late 2017, we announced several new initiatives intended to provide additional growth opportunities which launched in the third quarter of 2018.

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

The Company considered the following:

•	Operating losses of $11,648,703 and $13,884,055 for the year ended December 31, 2018 and the year to date period ended June 30, 2019, respectively.
•	Negative cash flow from operating activities for 2019 and 2018.
•	At June 30, 2019 the Company had an accumulated deficit of $32,662,403.
•	Revenue decline in the six months period ended June 30, 2019 from the same period in the prior year of $5,312,224.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company has no debt as of June 30, 2019
•	The Company has historically raised funds from debt and equity financings.
•	The Company’s sale of the SRAXmd vertical for $43.5 million in consideration.
•	In 2018, the Company is in compliance with NASDAQ Capital Markets listing requirements.
•	In 2018, the Company redeemed $6.5 million of convertible debentures.
•	Revenue declines were largely the result of a strategic shift away from lower margin sales the produced little to no positive cash flow benefit for the Company.

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

At June 30, 2019 the Company had $2,465,639 in cash and cash equivalents and negative working capital of $8,534,224.

Impact of Recently Issued Accounting Standards

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

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance as of June 30, 2019
Operating lease right-of-use assets - non-current	Right of Use Asset	$466,253

Operating lease liabilities - current	Accrued liabilities	$139,782
Operating lease liabilities - non-current	Lease Obligation – Long-Term	$326,471
Total operating lease liabilities		$466,253

* As of June 30, 2019, we have no “finance leases” as defined in Topic 842.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations.

The components of our aggregate lease expense is summarized below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	76,277	152,842
Variable lease cost	—	—
Short-term lease cost	—	—
Total lease cost	76,277	152,842

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2019	4.25 years	18%

Future Contractual Lease Payments as of June 30, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments
2019 (remaining)	$81,609
2020	163,218
2021	163,218
2022	163,218
2023	133,296
Total future lease payments, undiscounted	704,559
Less: Implied interest	(238,306)
Present value of operating lease payments	466,253

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. The ASU applies to all entities that are required under this guidance to provide disclosures about recurring or nonrecurring fair value measurements. These amendments are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We do not expect ASU 2018-13 will have a material impact on our consolidated financial statements.

Accounting Guidance Issued but Not Adopted at June 30, 2019

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

During the six months ended June 30, 2019, the Financial Accounting Standards Board (“FASB”) has not issued any Accounting Standard Updates which are expected to have a material retrospective or future effect on the consolidated financial statements.

NOTE 2 – WARRANT LIABILITIES

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

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

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

The Warrant liabilities are comprised of the following at June 30:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of beginning of period (December 31, 2018)	4,323,357	622,296	496,241
Adjustments to Warrants Outstanding	—	—	—
Adjustment to fair value	1,577,865	208,072	175,914
Balance as of end of period (March 31, 2019)	5,901,222	830,368	672,155

Adjustments to Warrants Outstanding	—	—
Adjustment to fair value	2,313,813	330,982	230,760
Balance as of end of period (June 30, 2019)	8,215,035	1,161,350	902,915

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of beginning of period (December 31, 2017)	7,256,864	1,873,107	2,026,031
Adjustments to Warrants Outstanding	—	—	—
Adjustment to fair value	(2,409,444)	(629,171)	(685,080)
Balance as of end of period (March 31, 2018)	4,847,420	1,243,936	1,340,951

Adjustments to Warrants Outstanding	—	—	(328,627)
Adjustment to fair value	862,115	269,127	210,950
Balance as of end of period (June 30, 2018)	5,709,535	1,513,063	1,223,274

NOTE 3 – STOCKHOLDERS' EQUITY

Stock Awards

During the year ended December 31, 2018 and as of June 30, 2019, respectively, we issued a 75,000 share stock grant to a contractor during the three months ended June 30, 2019.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Stock Options

During the three month period ended June 30, 2019 the Company issued 11,252 options to purchase the Company’s common stock at a price of $5.49 to our non-executive directors. Each of our four non-executive directors received 2,813 options that vest 1/4th quarterly over the next year with an expiration date of April 15, 2026. The options were valued using the Black Scholes option pricing model at a total of $60,000 based on the seven year term, implied volatility of 102% and a risk free equivalent yield of 2.46%, stock price of $5.49.

On March 27, 2019, 685,000 common stock options having an exercise price of $3.42 per share with an option value as of the grant date of $1,513,137 calculated using the Black-Scholes option pricing model were granted to several employees and members of our management team. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

The expected option life assumption is estimated based on the simplified method. Accordingly, the Company has utilized the average of the contractual term of the options and the weighted average vesting period for all options to calculate the expected option term. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. In April 2019, the Company amended its expected volatility assumption from using exclusively a historical volatility. The Company calculates its expected volatility assumption based on a its historical and implied volatilities over the expected life of the stock-based award. We do not anticipate paying dividends on the common stock in the foreseeable future.

We recognize stock-based compensation expense over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that vest. We account for the forfeitures of unvested awards as they occur.

Total stock-based compensation expense for the three month period ended June 30, 2019 and 2018 was $326,000 and $996,000, respectively. Total stock-based compensation expense for the six month period ended June 30, 2019 and 2018 was $466,000 and $1,162,000, respectively. The expense is included in its entirety within General, selling and administrative expenses.

Transactions involving our stock options for the year to date period ending June 30, 2019 are summarized as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term ( Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2018	547,662	$5.27	2.7	$—
Granted (weighted-average fair value of $2.21 per share)	696,252	3.45	3.0	842,465
Exercised	—	—	—	—
Forfeited	(2,400)	13.50	—	—
Outstanding — June 30, 2019	1,241,514	4.24	2.3	521,436
Vested (exercisable) — June 30, 2019	348,933	6.15	2.3	—
Expected to vest after June 30, 2019 (unexercisable)	892,581	$3.49	2.3	$1,044,320

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on June 28, 2019, which was $4.66 per share

Warrants

On May 13, 2019 the Company entered into a consulting agreement with a contractor for services related to BIGtoken. The agreement provides for 300,000 warrants with vesting conditions based on BIGtoken user growth in Asia.  The warrants were valued using the Black Scholes option pricing model at a total of $1,138,332 based on the five-year term, implied volatility of 101%, a risk free equivalent yield of 1.8% and stock price of $4.99.

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

Transactions involving our stock warrants for the year to date period ended June 30, 2019 include the following:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2018	4,325,423	$3.77	2.9	$3,849,626
Granted	399,610	4.81	5.0	—
Exercised	(328,667)	3.49	0.3	384,540
Forfeited	—		—	—
Outstanding — June 30, 2019	4,396,366	3.90	2.7	3,341,238
Vested (exercisable) — June 30, 2019	4,096,366	3.83	2.6	3,399,984
Expected to vest after June 30, 2019 (unexercisable)	300,000	$5.00	4.8	$—

The fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	1 - 7
Risk-free interest rate	1.31% - 2.3%
Volatility	100% - 167%
Dividend yield	0%

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on June 28, 2019, which was $4.66 per share.

Total intrinsic value of warrants exercised during the three and six months ended June 30, 2019 was $345,776.

Loss per share

As the Company incurred a net loss during the six months ended June 30, 2019, and during the three months ended June 30, 2019, the loss and diluted loss per common share are based on the weighted-average common shares outstanding during the period, accordingly the company had no dilutive securities during the three and six months ended June 30, 2019 and 2018. The following outstanding instruments could have a dilutive effect in the future:

	June 30, 2019	June 30 2018
	(unaudited)	(unaudited)
Warrants	4,396,366	2,196,700
Stock options	1,241,514	370,600
Total	5,637,880	2,567,300

The following transactions during the three and six months ended June 30, 2019 impacted the shares outstanding:

•

1,687,825 shares of common stock in a registered direct offering in April 2019.

•

328,667 shares from the exercise of warrants

•

200,000 shares in a private placement of shares

SOCIAL REALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The following transactions during the three and six months ended June 30, 2018 impacted the shares outstanding:

•

61,482 share from the exercise of warrants

•

150,000 shares issued to a contractor for services

•

29,223 shares as compensation to employees and directors

NOTE 4 – COMMITMENTS AND CONTINGENCIES

BIGtoken Point liability

During the three and six months ended June 30, 2019 the Company instituted a policy that allows BIGtoken user to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of June 30, 2019, the Company has estimated the future liability for point redemptions to be $187,000. The Company considered the total number of points outstanding, the conversion rate in which points are redeemable for cash. Due to the recency of the BIGtoken platform and the ability for users to redeem points for cash, the Company does not have sufficient history to estimate account attrition and the associate breakage rates for outstanding points. Therefore, the Company utilized a breakage factor of zero percent as of June 30, 2019 in determining the estimated liability.

NOTE 5 – SUBSEQUENT EVENTS

On August 12, 2019, the Company entered into an agreement with existing investors to purchase 1,525,000 shares of class A common stock and Series A warrants to purchase an aggregate of 965,500 shares of common stock at $3.60 per share in registered direct offering. The Series A warrants are exercisable for 90 days at an exercise price of $3.60. Social Reality has also agreed to issue to the investors in a concurrent private placement Series B warrants to purchase an aggregate of 1,525,000 shares of common stock and Series C warrants to purchase an aggregate of 965,500 shares of common stock that each are exercisable six months following issuance, are exercisable until October 1, 2022, and have an exercise price of $4.00. The Series C warrants vest ratably upon the exercise of the Series A warrants. The closing of the offering is expected to take place on or about August 14, 2019, subject to the satisfaction of customary closing conditions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2018, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We are a digital marketing and data technology company. We derive our revenues from:

•

sales of digital advertising campaigns to advertising agencies and brands;

•

sales of media inventory through real-time bidding, or “RTB”, exchanges;

•

creation of custom platforms for buying media on SRAX for large brands; and

•

sales of proprietary consumer data.

BIGToken Platform

On February 1, 2019, the BIGToken Platform became generally available to the public. Users of the BIGToken Platform receive points for undertaking certain actions on the platform. These points are then redeemable for cash directly from us. We also anticipate that users will be able to redeem the points for goods and/or services offered by our sponsors. The value each point being redeemed is at the discretion of management with regard to cash payments and we anticipate at the discretion of our sponsors with regard to goods and/or services. As of June 30, 2019, we have not generated any revenue through the sale of data gathered from users of the BIGToken Platform. Since commencing the BIGToken project, we have spent approximately $4 million in the development and management of the BIGToken Platform. Additionally, as stated above, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of June 30, 2019, we recorded a contingent liability for future point redemptions equal to $187,000 and we have redeemed an aggregate of 12 million points for $120,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of June 30, 2019, we had approximately 15 million users, based upon the points accumulated by qualified users, we may be required to redeem in excess of $500,000 worth of points.

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern through September 30, 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Results of operations

Three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018

Selected Consolidated Financial Data

	For the three months ended		For the six months ended		Change YoY
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Qtr	YTD
Total revenue	904,222	4,697,351	1,495,977	6,808,201	-80.8%	-78.0%
Costs of revenue	410,892	1,320,464	753,239	2,138,569	-68.9%	-64.8%
Gross Profit	$493,330	$3,376,887	$742,738	$4,669,632	-85.4%	-84.1%
Gross Profit Margin	55%	72%	50%	69%	-1733 bps	-1894 bps

Total operating expense	5,114,115	5,392,625	9,605,377	9,522,883	-5.2%	0.9%
Loss from operations	(4,620,785)	(2,015,738)	(8,862,639)	(4,853,251)	129.2%	82.6%
Non-cash financial instrument valuation adjustments	(2,875,554)	(1,013,565)	(4,837,405)	2,710,129	183.7%	-278.5%
Interest	(183,257)	(969,346)	(250,944)	(1,839,797)	-81.1%	-86.4%
Other (income) / expense	(419,055)	(22,761)	66,933	(27,425)	1741.1%	-344.1%
Net income (loss)	$(8,098,651)	$(4,021,410)	$(13,884,055)	$(4,010,344)	101.4%	246.2%
Earnings (loss) per share basic and diluted	(0.67)	(0.39)	(1.24)	(0.40)	69.6%	212.7%

Revenue

The decrease in our revenue during the three months ended June 30, 2019 compared to the same period of 2018 is the result of a decrease in revenue from our SRAX sell-side and buy-side clients and the loss of revenue from SRAXmd, partially offset by an increase in revenue from our SRAX verticals.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the three months ended June 30, 2019, our gross margin decreased substantially as a result of a loss of our higher margin revenue from SRAXmd. Cost of revenue as a percent of total revenue increased to 45.4% for the three-month period ended June 30, 2019 as compared to 28.1% for the comparable period ended June 30, 2018.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Overall, operating expense decreased approximately 5% for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018. This decrease was primarily due to lower expenses resulting from the sale of the SRAXmd business unit. During the third quarter of 2017 we launched BIGToken. During the year ended December 31, 2018 operating expenses relating to the BIGToken project were approximately $2.2 million.

Interest expense

Interest expense for the period ending June 30, 2019 represents accounts receivable factoring fees. Interest expense, net of interest income for the three-month period ending June 30, 2019 decreased from the same period in the prior year by $786,089 due to the redemption of the Company’s 12.5% secured debentures on November 29, 2018.

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

The following is a reconciliation of net income (loss) Adjusted EBITDA for the periods presented:

	For the three months ended		For the six months ended		Change YoY
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Qtr	YTD
Net Income / (Loss)	$(8,098,651)	$(4,021,410)	$(13,884,055)	$(4,010,344)	101%	246%
Plus:
Equity based compensation	325,511	995,630	325,511	1,161,760	-67%	-72%
Interest (income) expense	183,257	969,346	250,944	1,839,797	-81%	-86%
Depreciation and amortization	275,884	194,576	275,884	370,201	42%	-25%
Change in Fair Value of Warrant Liability	2,875,554	1,013,565	4,837,405	(2,710,129)	184%	-278%
Financing Costs	341,682	—	341,682	—	n/m	n/m
Gain on Sale	77,373	49,513	(395,106)	71,678	56%	-651%
Other (income)/ expense	—	596	(13,509)	5,260	-100%	-357%
Adjusted EBITDA	$(4,019,390)	$(798,184)	$(8,261,243)	$(3,271,777)	404%	153%

Liquidity and capital resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Current assets(1)	$4,096,727	$5,467,713
Current liabilities	(12,630,951)	(9,017,121)
Working capital	$(8,534,224)	$(3,549,408)

Our current assets include cash and cash equivalents of $2.5 million and $2.8 million as of June 30, 2019 and December 31, 2018, respectively. Current assets decreased by $1.4 million driven by a decrease in cash and accounts receivable driven by cash used to fund our operations during the quarter.

Our current liabilities include warrant and derivative liabilities of $10.3 million and $5.4 million as of June 30, 2019 and December 31, 2018, respectively.  Current liabilities increased by $3.6 million primarily from increase in derivative liabilities driven by increase in the valuation of these derivatives, which was partially off-set by a decrease in accounts payable of $2.1 million.

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At June 30, 2019, we had an accumulated deficit of $32,662,403. As of June 30, 2019, we had $2.5 in cash and cash equivalents and net working capital deficit of $8,534,224 as compared to $2,784,865 in cash and cash equivalents and net working capital deficit of $3,549,408 at December 31, 2018. Based on our cash and cash equivalents as of June 30, 2019, and our working capital needs, we have enough cash to continue our operations until September 30, 2019.

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

As part of the BIGToken Platform becoming generally available to the public, we offered to redeem points earned on the platform from our users.  Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of June 30, 2019, we recorded a contingent liability of approximately $187,000 and we have redeemed an aggregate of 12 million points for $120,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of June 30, 2019, we had approximately 15.5 million users, based upon the points accumulated by qualified users, we may be required to redeem in excess of $500,000 worth of points.

Cash flows from operating activities

Net cash used in operating activities was $8,492,648 during the six months ended June 30, 2019 compared to $554,303 for the comparable period in 2018. During the six months ended June 30, 2019, the Company’s accounts receivable decreased by $807,000 compared to a decrease of $1,630,258 for the comparable period in 2018. Accounts payable and accrued liabilities during the six months ended June 30, 2019 decreased by $1,363,056 compared to an increase of $2,140,856 for the comparable period in 2018.

Cash flows from investing activities

During the six months ended June 30, 2019 net cash used in investing activities was $201,435 compared to $471,961 for the six months ended June 30, 2018.

Cash flows from financing activities

During the six months ended June 30, 2019 net cash provided by financing activities $8.4 million, consisting of $6.3 million from the sale of common stock shares in a registered direct offering, $1 million from the sale of common stock units in a private placement of our common stock and $1.1 million from the conversion of warrants into common stock units.

During the six months ended June 30, 2018 net cash provided by financing activities was $50,001, consisting of proceeds from the exercise of warrants for common stock.

Based on our cash and cash equivalents as of June 30, 2019, and our working capital needs, we have sufficient cash to continue our operations until September 30, 2019. Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.

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

On April 7, 2019, our management concluded and our audit committee concurred that previously issued quarterly and audited consolidated financial statements for the year ending December 31, 2017 should no longer be relied upon. We believe that management’s determination of non-reliance could partially be attributed to our failure to maintain effective controls and procedures.

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

Although we reported Net Income for the year-ended December 31, 2018 we reported losses from operations of $11,719,151.  At December 31, 2018 and June 30, 2019, we had an accumulated deficit of $18,778,348 and $32,662,403 respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash, cash equivalents and short-term investment balance at June 30, 2019 was approximately $2.5 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations until September 30, 2019.  Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources.  In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our management and audit committee have determined we needed to restate certain of our consolidated financial statements for the year ending December 31, 2017 and quarters ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 as a result of the improper accounting treatment of certain warrants.

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

As a result of our restatements of previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our  audited consolidated financial statements for the year ending December 31, 2017, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, shareholder lawsuits or a review by the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements.  As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

As described in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as for the period ended June 30, 2019, our management has determined that, as of December 31, 2018 and June 30, 2019, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Users of the BIGToken Platform receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of June 30, 2019, we recorded a contingent liability for future point redemptions equal to $187,000 and we have redeemed an aggregate of 12 million points for $120,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of June 30, 2019, we had approximately 15 million users. Notwithstanding the foregoing, in the event that our users under the BIGToken Platform continue to increase, we will be required to have sufficient cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have sufficient cash reserves, or in the event that we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

SOCIAL REALITY, INC.

August 14, 2019	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 14, 2019	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer