Form 10-Q
period 2019-09-30
SRAX, Inc.
filed 2019-11-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA	90013
(Address of principal executive offices)	(Zip Code)

(323) 694-9800

(Registrant’s telephone number, including area code)

Social Reality, Inc.

(Former Name)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SRAX	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,997,452 shares of Class A common stock are issued and outstanding as of November 13, 2019.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses;
●	our ability to continue as a going concern;
●	our reliance on third party vendors;
●	our dependence on revenues from a limited number of customers;
●	our ability to maintain our technology platforms and expand our product offerings;
●	our ability to manage our relationships with our publishers;
●	our potentially required cash payments to redeem the points of certain users of our BIGToken platform;
●	our dependence on our executive officers;
●	the continued appeal of Internet advertising;
●	the possible price adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions as well as the Series B Warrants issued on redemption of the Debentures in November 2018;
●	the limited market for our Class A common stock;
●	risks associated with securities litigation;
●	our failure to meet financial performance guidance;
●	risks associated with material weaknesses in our internal control over financial reporting;
●	anti-takeover provisions of Delaware law;
●	the possible issuance of shares of our Class B common stock;
●	limited, inaccurate or unfavorable research about us or our business by securities or industry analysts; and
●	concentration of ownership by our management.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “SRAX,” refers to SRAX, Inc., a Delaware corporation, and our subsidiary BigToken, Inc., a Delaware corporation which we refer to as “BigToken,” (collectively, “we,” “us,” “our,” “the Company” or “SRAX”). In addition, the “third quarter of 2019” refers to the three months ended September 30, 2019, the “third quarter of 2018” refers to the three months ended September 30, 2018, “2019” refers to the year ending December 31, 2019, and “2018” refers to the year ended December 31, 2018.

The information which appears on our web sites www.srax.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2019

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,843,000	$2,785,000
Accounts receivable, net	1,241,000	1,829,000
Prepaid expenses	866,000	467,000
Other current assets	301,000	387,000
Total current assets	5,251,000	5,468,000

Property and equipment, net	205,000	192,000
Goodwill	15,645,000	15,645,000
Intangible assets, net	1,874,000	1,763,000
Right-of-Use Asset - Long Term Portion	429,000	—
Other assets	130,000	51,000
Total assets	$23,534,000	$23,119,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	1,594,000	3,575,000
Warrant Derivative liabilities	4,052,000	5,442,000
Other current liabilities	906,000	—
Total current liabilities	6,552,000	9,017,000
Long term liabilities:
Lease Obligation - Long Term Portion	295,000	—
Total liabilities	6,847,000	9,017,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 13,997,452 and 10,109,530 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14,000	10,000
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	47,925,000	32,870,000
Accumulated deficit	(31,252,000)	(18,778,000)
Total stockholders’ equity	16,687,000	14,102,000
Total liabilities and stockholders’ equity	$23,534,000	$23,119,000

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
		(restated)		(restated)
Revenue	$1,001,000	$2,015,000	$2,497,000	$8,824,000
Cost of revenue	322,000	764,000	1,075,000	2,902,000
Gross profit	679,000	1,251,000	1,422,000	5,922,000
Operating expense:
General, selling and administrative expense	5,389,000	4,869,000	14,994,000	14,392,000

Loss from operations	(4,710,000)	(3,618,000)	(13,572,000)	(8,470,000)

Other income (expense):
Interest expense	(108,000)	(319,000)	(359,000)	(1,241,000)
Amortization of debt issuance costs	—	(619,000)	—	(1,538,000)
Total Interest Expense	(108,000)	(938,000)	(359,000)	(2,779,000)
Gain (loss) on sale of Assets	—	23,978,000	395,000	23,956,000
Exchange gain (loss)	—	10,000	14,000	5,000
Loss on repricing of equity warrants	—	—	(342,000)
Change in fair value of warrant derivative liabilities	6,227,000	1,839,000	1,390,000	4,549,000
Total other income (expense)	6,119,000	24,889,000	1,098,000	25,731,000
Loss before provision for income taxes	1,409,000	21,271,000	(12,474,000)	17,261,000

Provision for income taxes	—	—	—	—
Net income (loss)	$1,409,000	$21,271,000	$(12,474,000)	$17,261,000

Net income (loss) per share, basic and diluted	$0.11	$2.10	$(0.96)	$1.71

Weighted average shares outstanding – basic and diluted	12,933,585	10,112,804	12,965,773	10,121,717

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	—	$—	10,109,530	$10,000	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation, related to employees	—	—	—	—	121,000	—	121,000
Net loss	—	—	—	—	—	(5,784,000)	(5,784,000)
Balance, March 31, 2019	—	—	10,109,530	10,000	32,991,000	(24,562,000)	8,439,000
Share based compensation, related to employees	—	—	—	—	325,000	—	325,000
Sale of common stock and warrants for cash	—	—	1,687,825	2,000	6,227,000	—	6,229,000
Exercise of warrants	—	—	328,667	1,000	1,145,000	—	1,146,000
Shares issued as collateral	—	—	220,000	—	—	—	—
Loss on repricing of equity warrants	—	—	—	—	342,000	—	342,000
Share of common stock in private placement	—	—	200,000	—	1,000,000	—	1,000,000
Net loss	—	—	—	—	—	(8,099,000)	(8,099,000)
Balance, June 30, 2019	—	—	12,546,022	13,000	42,030,000	(32,661,000)	9,382,000
Share based compensation, related to employees	—	—	—	—	329,000	—	329,000
Common stock and warrants issued for cash	—	—	1,524,996	1,000	4,967,000	—	4,968,000
Common stock issued for exercise of warrants	—	—	13,333	—	50,000	—	50,000
Common stock issued for services	—	—	75,000	—	330,000	—	330,000
Shares retired – issued as collateral	—	—	(220,000)	—	—	—	—
Shares issued for settlement of original issue discount	—	—	58,101	—	219,000	—	219,000
Net income	—	—	—	—	—	1,409,000	1,409,000
Balance, September 30, 2019	—	$—	13,997,452	$14,000	$47,925,000	$(31,252,000)	$16,687,000

	Preferred Stock		Common Stock		Common stock to be issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	—	$—	9,910,565	$10,000	150,000	$880,000	$32,547,000	$(27,522,000)	$5,915,000
Stock based compensation	—	—	129,950	—			286,000		286,000
Shares issued for services	—	—	150,000	—	(150,000)	(860,000)	859,000		(1,000)
Common stock issued to directors	—	—	22,556	—		(10,000)	40,000		30,000
Net income	—	—						11,000	11,000
Balance, March 31, 2018	—	—	10,213,071	10,000	—	10,000	33,732,000	(27,511,000)	6,241,000
Stock based compensation	—	—	—	—	—	—	136,000	—	136,000
Exercise of warrants	—	—	61,482	—			50,000	—	50,000
Share to be issued for services	—	—	—	—	150,000	860,000	—	—	860,000
Net loss	—	—	—	—	—	—		(4,021,000)	(4,021,000)
Balance, June 30, 2018	—	—	10,274,553	10,000	150,000	870,000	33,918,000	(31,532,000)	3,266,000
Stock based compensation	—	—	157,108	—	—	(10,000)	605,000	—	595,000
Shares issued for services	—	—	150,000	—	(150,000)	(860,000)	860,000	—	—
Exercise of warrants	—	—	16,667	—	—	—	50,000	—	50,000
Conversion of debentures to common stock	—	—	100,002	—	—	—	300,000	—	300,000
Common stock repurchases with SRAX Md sale	—	—	(515,000)	—	—	—	(2,985,000)	—	(2,985,000)
	—	—	—	—	—	—	—	21,271,000	21,271,000
Balance, September 30, 2018	—	$—	10,183,330	$10,000	—	$—	$32,748,000	$(10,261,000)	$22,497,000

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTH PERIOD ENDED SEPTMEBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net (Loss) income	$(12,474,000)	$17,261,000
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	775,000	1,757,000
Service rendered for stock option exercise price	50,000	—
Amortization of debt issuance costs	—	331,000
Accretion of debenture discount and warrants	—	1,206,000
Change in fair value of warrant derivative liabilities	(1,390,000)	(4,549,000)
Loss on repricing of equity warrants	342,000	—
Gain on sale of SRAXmd	(395,000)	(23,956,000)
Loss on common stock issued to settle original issue discount	69,000	—
Provision for bad debts	271,000	(9,000)
Depreciation expense	53,000	31,000
Amortization of intangibles	781,000	512,000
Changes in operating assets and liabilities:
Accounts receivable	1,463,000	1,817,000
Prepaid expenses	(69,000)	(197,000)
Other current assets	86,000	(119,000)
Accounts payable and accrued expenses	(2,889,000)	(3,006,000
Other current liabilities	772,000	—
Net cash used in operating activities	$(12,555,000)	$(8,921,000)

Cash flows from investing activities
Proceeds from SRAXmd	307,000	22,959,000
Purchase of equipment	(66,000)	(30,000)
Development of software	(892,000)	(702,000)
Other assets	(79,000)	—
Net cash (used in) provided by investing activities	$(730,000)	$22,227,000)

Cash flows from financing activities
Proceeds from the issuance of common stock units	12,197,000	—
Proceeds from the issuance of common stock for exercise of warrants	1,146,000	100,000
Net cash provided by financing activities	$13,343,000	$100,000

Net increase in cash and cash equivalents	58,000	13,406,000
Cash and cash equivalents, beginning of period	2,785,000	1,017,000
Cash and cash equivalents, end of period	$2,843,000	$14,423,000

Supplemental schedule of cash flow information
Cash paid for interest	$140,000	$759,000
Cash paid for taxes	$—	$—
Supplemental schedule of noncash financing activities
Recorded right-of-use asset	$(532,000)	$—
Recorded lease obligation	$532,000	$—
Vesting of common stock award	$—	$150,000
Common stock issued to settle liability	$219,000	$—
Shares issued for convertible note conversions	$—	$300,000
Issuance of common stock to be issued	$—	$880,000

See accompanying footnotes to these unaudited condensed consolidated financial statements.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNT POLICIES

Effective August 25, 2019, the Company amended its certificate of incorporation to change the name of the Company from Social Reality, Inc. to SRAX, Inc.

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

Description of Business

We are a digital marketing and data technology company with tools to reach and reveal valuable audiences with marketing and advertising communication. Our machine-learning technology analyzes marketing data to identify brands and content owners’ core consumers and their characteristics across marketing channels. In addition to our business services and technologies, we also operate a direct to consumer platform, BIGToken, which enables consumers to own, manage and sell access to their digital identity and data. This provides us with a direct consumer relationship and gives us valuable proprietary data. We derive our revenues from:

●	sales of digital advertising campaigns to advertising agencies and brands;
●	sale and licensing of our SRAXir platform; and,
●	creation of custom platforms for buying media on SRAX for large brands;
●	sales of proprietary consumer data.

The core elements of our business are:

●	Social Reality Ad Exchange or “SRAX” – Real Time Bidding sell side and buy side representation is our technology which assists publishers in delivering their media inventory to the RTB exchanges. The SRAX platform integrates multiple market-leading demand sources, including OpenX, Pubmatic and Xander. We also build custom platforms that allow our agency partners to launch and manage their own RTB campaigns by enabling them to directly place advertising orders on the platform dashboard and view and analyze results as they occur;

●	SRAXauto tools enable targeting and engagement with potential auto buyers at dealerships, auto shows, and at home across desktop and mobile environments.

●	SRAXcore is our generalized services and technologies supporting brands and agencies in data management, audience optimization, and multi-channel and omnichannel media and marketing services;

●	SRAXshopper tools enable brands and agencies to connect with shoppers driving in store an online sales;

●	SRAXir tools to assist public companies in analyzing and marketing to their shareholder population; and

●	BIGToken is a platform that allows consumers to manage the sales of their digital data.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2018 condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and nine month periods ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K filed with the SEC on April 16, 2019.

Uses and Sources of Liquidity – Going Concern Our primary need for liquidity is to fund working capital requirements of our business, establish and develop new business units, development of internally used software and for general corporate purposes, including debt repayment. Our general, selling and administrative expenses increased from $4,869,000 for the three months ended September 30, 2018 to $5,389,000 for the three months ended September 30, 2019. We had a net income of $1,409,000 for the three months ended September 30, 2019 compared to a net income of $21,271,000 for the three months ended September 30, 2018. Net income for the three months ended September 30, 2019 included a gain of $6,227,000 from the change in the fair value of derivative liabilities. At September 30, 2019, we had an accumulated deficit of $31,252,000. As of September 30, 2019, we had $2,843,000 in cash and cash equivalents and a working capital deficit of $1,301,000 as compared to $2,785,000 in cash and cash equivalents and a working capital deficit of $3,549,000 at December 31, 2018.

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant operational cashflow and have not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, our new business initiatives and products, including BIGToken, will require significant additional capital. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at September 31, 2019, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

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

We adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less. The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. We recorded a ROU and the related operating lease liability for our long-term facilities lease.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance as of September 30, 2019
Operating lease right-of-use assets - non-current	Right of Use Asset	$429,000

Operating lease liabilities - current	Other Current Liabilities	$134,000
Operating lease liabilities - non-current	Lease Obligation – Long-Term	$295,000
Total operating lease liabilities		$429,000

* As of September 30, 2019, we have no “finance leases” as defined in ASC 842.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations.

The components of our aggregate lease expense is summarized below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	41,000	125,000
Variable lease cost	—	—
Short-term lease cost	33,000	102,000
Total lease cost	74,000	227,000

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2019	4.00 years	18%

Future Contractual Lease Payments as of September 30, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments
2019 (remaining)	$41,000
2020	163,000
2021	163,000
2022	163,000
2023	136,000
Total future lease payments, undiscounted	666,000
Less: Implied interest	(237,000)
Present value of operating lease payments	429,000

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

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

Accounting Guidance Issued but Not Adopted at September 30, 2019

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify, and add certain disclosure requirements related to fair value measurements covered in Topic 820, “Fair Value Measurement.” The new standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

During the nine months ended September 30, 2019, the Financial Accounting Standards Board (“FASB”) has not issued any Accounting Standard Updates which are expected to have a material retrospective or future effect on the consolidated financial statements.

NOTE 2 – WARRANT DERIVATIVE LIABILITIES

The discussion below relates to the following (collectively, the “Derivative Liabilities”):

1.	In January 2017, the Company issued Series A in our registered direct and concurrent private placement.
2.	In April and October 2017, the Company issued the Series A1 Warrants and Series A2 Warrants in connection with the private placement of secured convertible debentures; and
3.	In November 2018, the Company issued the Series B1 Warrants upon redemption of the outstanding convertible debentures issued in April and October 2017, pursuant to the terms of such debentures.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

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

The Warrant derivative liabilities are comprised of the following:

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of December 31, 2018	$4,323,000	$623,000	$496,000
Adjustments to warrants outstanding	—	—	—
Adjustment to fair value	3,892,000	539,000	407,000
Balance as of June 30, 2019	8,215,000	1,162,000	903,000
Adjustments to warrants outstanding	-	-	-
Adjustments to fair value	(4,948,000)	(717,000)	(562,000)
Balance as of September 30, 2019	$3,267,000	$445,000	$341,000

	Debenture Warrant Liability	Leapfrog Warrant Liability	Derivative Liability
Balance as of December 31, 2017	$7,257,000	$1,873,000	$2,026,000
Adjustments to warrants outstanding	—	—	(329,000)
Adjustment to fair value	(1,548,000)	(360,000)	(474,000)
Balance as of June 30, 2018	5,709,000	1,513,000	1,223,000
Adjustments to warrants outstanding	-	-	-
Adjustments to fair value	(1,240,000)	(335,000)	(264,000)
Balance as of September 30, 2018	$4,469,000	$1,178,000	$959,000

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

In August 2019, the Company entered into a settlement agreement with a lender. Based on the settlement agreement, the lender and the Company agreed to cancel the 200,000 shares of common stock issued as collateral. As of the settlement date, the Company owed the lender $150,000 for the original issue discount. The Company issued 58,101 shares of the Company’s common stock as payment for the original issued discount issue. The fair value of the shares on the date of issuance was $219,000.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

On August 12, 2019, the Company sold 1,525,000 shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”) and Series A warrants (“Series A Warrants”) to purchase 965,500 shares of Common Stock at a purchase price per share of $3.60 (the “Registered Direct Offering”) resulting in gross proceeds to the Company of $5,490,000 and net proceeds of $4,968,000 after cash payments to the placement agents and legal fees.

Concurrently with the offering the Company also issued the Investors in a private placement (“Private Placement”) (i) Series B warrants (“Series B Warrants”) to purchase an aggregate of 1,525,000 shares of Common Stock and (ii) Series C warrants (“Series C Warrants”) to purchase an aggregate of 965,500 shares of Common Stock (collectively, the Series B Warrants and Series C Warrants are referred to herein as the “Private Warrants”).

The Series A Warrants are immediately exercisable upon issuance, have a term of ninety (90) days from the date of issuance, and have an exercise price of $3.60 per share. The Series B Warrants and Series C Warrants are not exercisable for a period of six (6) months following the issuance date, have an exercise price of $4.00 per share, and expire on October 1, 2022. Additionally, the Series C Warrants vest ratably from time to time in proportion to such Investor’s exercise of the Series A Warrants.

The 1,525,000 shares of Common Stock and Series A Warrants to purchase 965,500 shares of Common Stock sold in the Registered Direct Offering were offered and sold by the Company pursuant to an effective “shelf” registration statement on Form S-3 (File No. 333-214644), which was declared effective on November 28, 2016.

The Private Warrants and the Placement Agent Warrants (as defined below) were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

In connection with the Registered Direct Offering and the Private Placement, the Company entered into engagement agreements (the “PA Agreements”) with The Special Equities Group, LLC, a division of Bradley Woods & Co. Ltd., and WestPark Capital, Inc. (the “Placement Agents”) on August 11, 2019 and August 9, 2019, respectively. Pursuant to the PA Agreements, the Placement Agents received (i) aggregate cash fees of 7.0% for one Placement Agent or 8.0% for the other Placement Agent, of their respective portions of the gross proceeds received by the Company from the sale of the securities, (ii) approximately $60,000 for certain expenses, and (iii) warrants to purchase up to 59,668 shares of Common Stock (the “Placement Agent Warrants”), representing 6.0% of the Common Stock and Series B Warrants sold by one of the Placement Agents in the Registered Direct Offering. The Placement Agent Warrants have substantially the same terms as the Series B Warrants, except that the exercise price of the Placement Agent Warrants is $4.50 per share and has a four (4) year term beginning one (1) year after issuance. Additionally, upon the exercise of up to 1,027,778 Series A Warrants, 650,701 Series B Warrants, and 1,027,778 Series C Warrants sold Registered Direct Offering and Private Placement, we have agreed to pay one of the Placement Agents a cash fee of 8% of proceeds from the exercise of such warrants exercised within 120 days following the closing of this offering or a cash fee of 5% of the proceeds from the exercise of such warrants after such 120 day period following the closing of this offering. One of the Placement Agents will be entitled to the foregoing cash commission and fee in the previous sentence with respect to certain investors if such investors provide capital to us in any future private or public offering, or other financing or capital-raising transaction during the six (6) months following the expiration or termination of our engagement of such Placement Agent.

During the quarter ended June 30, 2019, the Company sold 1,687,825 shares of the Company’s common stock for gross proceeds of $6,751,300, or $4.00 per share. The net proceeds after the placement agent fees, of approximately $523,000, was approximately $6,229,000.

In conjunction with this offering, the Company entered into a placement agent agreement, which provided for the placement agent to receive a cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the shares of common stock, warrants to purchase up to 101,270 shares of Common Stock at an exercise price of $5.00 per share and reimbursement of up to $50,000 for offering related expense.

In July 2019, we issued a 75,000 share of the Company’s common stock as compensation. On the date of grant the fair value of the shares was $374,000. The fair value is be expense over a one-year service period. For the three and nine months ended September 30, 2019, the compensation expense was $94,000 and $138,000 respectively.

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Stock Options

During the three-month period ended September 30, 2019, the Company issue no stock options.

During the three-month period ended June 30, 2019 the Company issued 11,252 options to purchase the Company’s common stock at a price of $5.49 to our non-executive directors. Each of our four non-executive directors received 2,813 options that vest 1/4th quarterly over the next year with an expiration date of April 15, 2026. The options were valued using the Black Scholes option pricing model at a total of $60,000 based on the seven-year term, implied volatility of 102% and a risk free equivalent yield of 2.46%, stock price of $5.49.

On March 27, 2019, an aggregate of 685,000 common stock purchase options, having an exercise price of $3.42 per share, were granted to our employees and members of the management team. The option has a grant date value of $1,513,137, calculated using the Black-Scholes option pricing model. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

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

Total stock-based compensation expense for the three-month period ended September 30, 2019 and 2018 was $329,000 and $605,000, respectively. Total stock-based compensation expense for the nine-month period ended September 30, 2019 and 2018 was $775,000 and $1,757,000, respectively. The expense is included in its entirety within General, selling and administrative expenses.

Transactions involving our stock options for the nine months ended September 30, 2019 include the follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding — December 31, 2018	547,662	$5.27	2.7	$—
Granted (weighted-average fair value of $2.21 per share)	696,252	3.45	2.5	—
Exercised	—	—	—	—
Forfeited	(45,062)	7.34	—	—
Outstanding — September 30, 2019	1,198,852	4.14	2.5	—
Vested and exercisable — September 30, 2019	(270,936)	5.85	2.5	—
Unvested and non-exercisable - September 30, 2019	927,916	$3.68	2.4	$—

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on September 30, 2019, which was $2.30 per share

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

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

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through November 2021. A summary of warrant activity is as follows:

Transactions involving our stock warrants for the nine months ended September 30, 2019 include the following:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding — December 31, 2018	4,325,423	$3.77	2.9	$3,849,626
Granted	2,919,941	3.98	1.9	—
Exercised	(342,000)	3.50	0.7	1,196,147
Forfeited	(70,000)	7.50	—	—
Outstanding — September 30, 2019	6,833,364	3.84	2.3	600,616
Vested and exercisable — September 30, 2019	6,533,364	3.80	2.2	600,616
Unvested and non-exercisable - September 30, 2019	300,000	$4.75	4.6	$—

The fair value of each warrant grant was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

Expected life (years)	1 - 7
Risk-free interest rate	1.31% - 2.3%
Volatility	100% - 167%
Dividend yield	0%

(1)	Aggregate intrinsic value represents the difference between the exercise price of the warrant and the closing market price of our common stock on September 30, 2019, which was $2.30 per share. Total intrinsic value of warrants exercised during the three and nine months ended September 30, 2019 was $49,999 and $1,196,147 respectively.

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the period reported. Diluted loss per share gives effect to all potentially dilutive common shares outstanding at the end of the reporting period, including stock options and share purchase warrants, using the treasury stock method. As the Company incurred a net loss during the three and nine months ended September 30, 2019, the computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The following outstanding instruments could have a dilutive effect in the future:

	September 30,
	2019	2018
	(unaudited)	(unaudited)
Warrants	6,833,364	2,196,700
Stock options	1,198,852	370,600
Total	8,032,216	2,567,300

SRAX, INC.

(Formerly Known As Social Reality, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

BIGtoken Point liability

During the three and nine months ended September 30, 2019 the Company instituted a policy that allows BIGtoken user to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of September 30, 2019, the Company has estimated the future liability for point redemptions to be $772,000. The Company considered the total number of points outstanding, the conversion rate in which points are redeemable for cash. Due to the recency of the BIGtoken platform and the ability for users to redeem points for cash, the Company does not have sufficient history to estimate account attrition and the associate breakage rates for outstanding points. Therefore, the Company utilized a breakage factor of zero percent as of September 30, 2019 in determining the estimated liability.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended December 31, 2018, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We are a digital marketing and data technology company. We derive our revenues from:

●	sales of digital advertising campaigns to advertising agencies and brands;
●	licensing our SRAXir platform to public companies;
●	creation of custom platforms for buying media on SRAX for large brands; and
●	sales of proprietary consumer data

BIGToken Platform

Overview

We have developed BIGToken as a way for consumers to benefit from the use of their data. Users of BIGToken will have the ability to earn a pre-established number of points for completing certain tasks. By way of example, a user may earn 4 points for providing their name and 10 points for checking in at a local restaurant. The number of points for each action will be prominently displayed for the user to review prior to undertaking such action. The points will be convertible by the user into rewards which initially will consist of: (i) cash, (ii) gift cards and (iii) donations to non-profit entities. We anticipate that as the user base of BIGToken expands, additional goods and services offered by our advertising sponsors will also be available as rewards.

Since initially launching our BIGToken platform in the United States, we have expanded the functionality of the platform through a series of new applications as well as its geographical reach.

Platform Development:

●	Big Rewards: An application within the BIGtoken platform that provides users branded action that drives offers for cash back. Consumer answers questions about a brand’s specific item at a retailer and then are offered a reward for the purchase of the item at a select retailer. This offers brands an end to end reach in the digital media cycle by creating data driven insights for planning, audience creation, and then all the way through activation and ultimately sales and other results-based attribution.

●	BIG Research: we’ve launched an application within the BIGtoken platform that will allow brands access to our users for purposes of opt-in research panels. Through our global platform we can launch multi-country studies and scale consumer populations based on client needs. Additionally, our unique platform allows for analysis and relevancy of data points collected by brands through research studies.

Geographic Reach:

●	BIGtoken in Asia: The Company has entered into a partnership with an investor familiar with the Asian advertising market.

●	BIGtoken in India: We’ve entered into a partnership with the Yash Birla Group, one of India’s largest conglomerates to explore partnerships in India.

●	BIGtoken in European Union: We’ve launched the availability of the application within the 28 member countries of the European Union.

As of September 30, 2019, we have not generated any revenue through the sale of data gathered from users of the BIGToken Platform. Since commencing the BIGToken project, we have spent approximately $4 million in the development and management of the BIGToken Platform. Additionally, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.001 to $0.01, subject to the user meeting certain conditions. Notwithstanding the foregoing, we believe that in order to fully launch the BIGToken Platform and recognize all the benefits therefrom, not only will we be required to further increase the functionally of the platform but we will also need to comply with both state and federal securities laws and regulations with regard to certain aspects of the platform and specifically, BIGToken. There can be no assurances that we will successfully develop the blockchain portion of the BIGToken Platform or that we will be able to comply with any applicable laws or regulations on a timely basis, if at all. Our failure successfully complete the development of the BIGToken Platform or to adequately comply with applicable laws and regulations, or comply with them on a timely basis, will greatly impact the value and utility of the BIGToken Platform and could materially impact the operations of our company.

SRAX IR Platform

Overview

SRAX IR is a SaaS platform that while providing invaluable insights to public company issuers, delivers a long-term recurring revenue stream for SRAX and builds one of the most valuable data sets in the industry.

The platform enables issuers of public securities to analyze and engage shareholders. The Company currently offers access to the platform through monthly subscriptions. The Company has partnered with resellers to license the platform on a white label basis for a portion of the revenue earned from the licensees.

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. The Company has incurred losses since its inception and has not demonstrated an ability to generate significant operational cashflow and have not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, our new business initiatives and products, including BIGToken, will require significant additional capital. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this report. In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at September 31, 2019, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

Results of operations

Three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018

Selected Consolidated Financial Data

	For the three months ended September 30,		For the nine months ended September 30,		Change YoY
	2019	2018	2019	2018	Qtr	YTD
Total revenue	$1,001,000	$2,015,000	$2,497,000	$8,824,000	(50.3%)	(71.7%)
Cost of revenue	322,000	764,000	1,075,000	2,902,000	(57.9)	(63.0)
Gross profit	679,000	1,251,000	1,422,000	5,922,000	(45.7)	(76.0)
Gross margin	67.8%	62.1%	56.9%	67.1%

Total operating expenses	5,389,000	4,869,000	14,994,000	14,392,000	10.7	4.2
Loss from operations	(4,710,000)	(3,618,000)	(13,572,000)	(8,470,000)	30.2	60.2

Non-cash derivative valuation adjustment	6,227,000	1,839,000	1,390,000	4,549,000	238.6	(69.4)
Interest	(108,000)	(938,000)	(359,000)	(2,779,000)	(88.5)	(87.1)
Other income (expense)	—	23,988,000	67,000	23,961,000	(100.0)	(99.7)
Net income (loss)	$1,409,000	$21,271,000	$(12,474,000)	$17,261,000	(93.4%)	(172.3%)

Revenue

The decrease in our revenues during the three month and nine month period ended September 30, 2019 compared to the same periods of 2018 is the result of a decrease in revenue from the loss of revenue from SRAXmd, partially offset by an increase in revenue from our SRAX verticals.

Cost of revenue

Cost of revenue consists of certain labor costs, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. During the three months ended September 30, 2019, our gross margin increased as a result of enhanced sales and operations execution of verticals. The decrease in our gross margin during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is the result of the loss of revenue from the loss of our SRAXmd product offering. The SRAXmd product offering has historically had higher gross profit margins.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Overall, operating expense remained consistent for both the three and nine month period ended September 30, 2019 as compared to the three and nine month period ended September 30, 2018.

Interest expense

Interest expense for the three and nine month period ending September 30, 2019 represents accounts receivable factoring fees. Interest expense, net of interest income for the three-month and nine-month period ending September 30, 2019 decreased from the same periods in the prior year by $830 thousand due to the redemption of the Company’s 12.5% secured debentures on November 29, 2018.

Liquidity and capital resources

Liquidity generally refers to the ability to generate adequate amounts of cash to meet our cash needs. We require cash to fund our operating expenses and working capital requirements, to make required payments of principal and interest under our outstanding debt instruments and, to a lesser extent, to fund capital expenditures.

Working Capital

The following table presents working capital as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Current assets	$5,251,000	$5,468,000
Current liabilities	(6,552,000)	(9,017,000)
Working capital	$(1,301,000)	$(3,549,000)

Our current assets include cash and cash equivalents of $2.8 million and $2.8 million as of September 30, 2019 and December 31, 2018, respectively. Current assets decreased by $217 thousand driven by (1) a decrease of $600 thousand in accounts receivable due to collections associated with the SRAXmd business sold in the third quarter of 2018, and an increase of $400 thousand in our prepaid expenses for consulting fees paid in advance of services rendered.

Our current liabilities include our accounts payable and accrued expense and derivative liabilities. Current liabilities decreased by $2.5 million primarily from (1) a decrease in value of the derivative liabilities of approximately $1.4 million, which was due to a devaluation of the derivative liabilities because of the decline in remaining life of the derivative instruments and the decline in the risk free rate of return,(2) a decrease in accounts payable and accrued expenses of $2.0 million due to payments of balances associated with media vendors and balances associated with the SRAXmd business sold in the third quarter of 2018, and (3) an increase in BIGtoken point liability of $772,000.

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. Our primary need for liquidity is to fund working capital requirements of our business and other general corporate purposes, including debt repayment. At September 30, 2019, we had an accumulated deficit of $31 million. As of September 30, 2019, we had $2.8 million in cash and cash equivalents and net working capital deficit of $1.3 million as compared to $2.8 million in cash and cash equivalents and net working capital deficit of $3.6 million at December 31, 2018. Based on our cash and cash equivalents as of September 30, 2019, and our working capital needs, we have enough cash to continue our operations until December 31, 2019.

On February 1, 2019 the BIGToken Platform became generally available to the public. We anticipate being able to finance the BIGToken Platform independently from SRAX through the sale of the subsidiary’s equity, debt, or equity-linked securities, after a period of substantial revenue generation. Until such time, we anticipate we will continue funding the BIGToken Platform internally. Based on our current development plans, we estimate that the BIGToken Platform will require approximately $2 million and $4 million for the initial and subsequent 12-month periods from the time it became generally available to the public, respectively, provided however that such capital requirements may increase or decrease based on the speed of development, user adoption rates, revenues and the rate at which users redeem points. In the event that BIGToken is not able to secure independent funding once it commences generating revenue, we may nonetheless continue to develop the BIGToken project internally albeit on a reduced scope and extended time frame. In such instance, we do not believe the project will initially result in a material increase to our operating expenses as the majority of BIGToken’s initial expenses are either duplicative administrative expenses or related to customer acquisition once the platform is successfully launched.

As part of the BIGToken Platform becoming generally available to the public, we offered to redeem points earned on the platform from our users. Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of September 30, 2019, we recorded a contingent liability of approximately $772,000 and we have redeemed an aggregate of 12 million points for $120,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of September 30, 2019, we had approximately 15.5 million users, based upon the points accumulated by qualified users, we may be required to redeem in excess of $500,000 worth of points.

Cash flows from operating activities

Net cash used in operating activities was $12.6 million during the nine months ended September 30, 2019 compared to $8.9 million for the comparable period in 2018 for an increase of cash used in operating activities of $3.6 million. During the nine months ended September 30, 2019, the Company’s gross profit decreased by approximately $4.5 million with relatively no change in the amount of expenditures for general, selling and administrative expense.

Cash flows from investing activities

During the nine months ended September 30, 2019 net cash used in investing activities was $730 thousand as compared to net cash provided from investing activates of $22.2 million, which included $23 million of cash proceeds from the sales of SRAXmd.

Cash flows from financing activities

During the nine months ended September 30, 2019 net cash provided by financing activities $13.3 million, consisting of net proceeds of $11.2 million from the sale of common stock shares in a registered direct offerings, $1 million from the sale of common stock units in a private placement of our common stock and $1.1 million from the conversion of warrants into common stock units.

During the nine months ended September 30, 2018 net cash provided by financing activities was $100 thousand, consisting of proceeds from the exercise of warrants for common stock.

Based on our cash and cash equivalents as of September 30, 2019, and our working capital needs, we have sufficient cash to continue our operations until December 31, 2019. Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.

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

On April 7, 2019, our management concluded, and our audit committee concurred that previously issued quarterly and audited consolidated financial statements for the year ending December 31, 2017 should no longer be relied upon. We believe that management’s determination of non-reliance could partially be attributed to our failure to maintain effective controls and procedures.

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

Although we reported net income for the year-ended December 31, 2018 we reported losses from operations of $12.4 million for the nine-month period ended September 30, 2019. At December 31, 2018 and September 30, 2019, we had an accumulated deficit of $18.8 million and $31.2 million, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash, cash equivalents and short-term investment balance at September 30, 2019 was approximately $2.8 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations until December 30, 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as for the period ended September 30, 2019, our management has determined that, as of December 31, 2018 and September 30, 2019, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Users of the BIGToken Platform receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on our BIGToken Platform. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions, including, being a US resident. As of September 30, 2019, we recorded a contingent liability for future point redemptions equal to $772,000 and we have redeemed an aggregate of 12 million points for $120,000. In March of 2019, we experienced a surge in the number of users of our BIGToken Platform. As of September 30, 2019, we had approximately 15 million users. Notwithstanding the foregoing, in the event that our users under the BIGToken Platform continue to increase, we will be required to have sufficient cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have sufficient cash reserves, or in the event that we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from or to users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry. Our BIGToken platform has experienced an increase in the occurrence of such attempts and we cannot be assured that we will be able to prevent a successful attack on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts or take other actions on our BIGToken Platform for purposes such as spreading misinformation, attempting to have us improperly purchase user data or other objectionable ends. As a result of recent attention and growth of our BIGToken Platform, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we are currently in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our BIGToken Platform, and to prevent or detect security breaches, we cannot assure you that such measures will ultimately become operational or provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

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

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino, Kristoffer Nelson and Michael Malone. We are a party to an employment agreement with each of Mr. Miglino, and Mr. Malone, and an “at will” agreement with Mr. Nelson. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including:

●	a decline in the rates that we can charge for advertising and promotional activities;

●	our inability to create applications for our customers;

●	Internet advertisements and promotions are, by their nature, limited in content relative to other media;

●	companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;

●	companies may prefer other forms of Internet advertising and promotions that we do not offer;

●	the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and

●	regulatory actions may negatively impact our business practices.

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

We may pursue acquisitions in an effort to increase revenue, expand our market position, add to our technological capabilities, or for other purposes. However, any future acquisitions would likely involve risk, including the following:

●	the identification, acquisition and integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business;

●	the anticipated benefits from an acquisition may not be achieved, we may be unable to realize expected synergies from an acquisition or we may experience negative culture effects arising from the integration of new personnel;

●	difficulties in integrating the technologies, solutions, operations, and existing contracts of the acquired business;

●	we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution;

●	to pay for future acquisitions, we could issue additional shares of our Class A common stock or pay cash, raised through equity sales or debt issuance. The issuance of any additional shares of our Class A common stock would dilute the interests of our current stockholders, and debt transactions would result in increased fixed obligations and would likely include covenants and restrictions that would impair our ability to manage our operations; and

●	new business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments.

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

The trading price of the shares of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

●	the success of competitive products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;

●	the level of expenses;

●	actual or anticipated changes in estimates to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Class A common stock by us, our insiders or our other stockholders;

●	additional issuances of securities upon the exercise of outstanding options and warrants;

●	market conditions in the technology sectors; and

●	general economic, industry and market conditions.

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

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, in the past, we have missed guidance a number of times. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Class A common stock may decline.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock.

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

The Company recently launched the BIG Platform as a means of securing higher quality user data. In February of 2019, we filed a registration statement with the SEC in order to register shares of our BIGToken Stock. Subsequently, we received comments from the SEC and responsed to those comments through an amendment to our registration statement. On November 7, 2019 we received additional comments from the SEC and we are in the process of reviewing them. Should our registration statement not be declared effective, the attractiveness of the BIG Platform may be materially affected, and we may only recognize limited benefits from the project, if any.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is given with regard to unregistered securities sold since January 1, 2019. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On April 1, 2019, we sold a non-performing receivable in the amount of $567,977, (such amount includes a mutually agreed upon gross-up with our customer of $150,000) for $417,977. In connection with the sale, we agreed to repurchase the receivable if the purchaser was not able to collect on the amounts owed by June 30, 2019. As security for our repurchase obligation, we issued and pledged 220,000 shares of our Class A common stock.

●	On May 13, 2019, the Company entered into a securities purchase agreement with an accredited investor whereby the investor purchased 200,000 shares of the Company’s Class A common stock at a price per share of $5.00. The Company received aggregate gross proceeds of $1,000,000. Pursuant to the terms of the securities purchase agreement, the investor has piggyback registration rights with respect to the shares.

●	On August 12, 2019, concurrent with a registered direct offering of our securities, we conducted a simultaneous private placement of our securities. Pursuant to the terms of the private placement, we issued to the investors in the registered offering: (i) Series B warrants to purchase an aggregate of 1,525,000 shares of Common Stock and (ii) Series C warrants to purchase an aggregate of 965,500 shares of Common Stock (collectively, the Series B Warrants and Series C Warrants are referred to herein as the “Private Warrants”).

The Series A Warrants are immediately exercisable upon issuance, have a term of ninety (90) days from the date of issuance, and have an exercise price of $3.60 per share. The Series B Warrants and Series C Warrants are not exercisable for a period of six (6) months following the issuance date, have an exercise price of $4.00 per share, and expire on October 1, 2022. Additionally, the Series C Warrants vest ratably from time to time in proportion to such Investor’s exercise of the Series A Warrants. Neither the Private Warrants nor the shares of Common Stock underlying the Private Warrants have been registered.

In connection with the offering, we issued our placement agent warrants to purchase up to 59,668 shares of Common Stock. The placement agent warrants have substantially the same terms as the Series B Warrants, except that the exercise price of the placement agent warrants is $4.50 per share and has a four (4) year term beginning one (1) year after issuance.

The Private Warrants and the Placement Agent Warrants (as defined below) were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan		1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan		8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan		S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering		8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering		8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering		8-K	4.01	001-37916	4/10/19
4.26	Form of Series A Warrant from August 2019 Offering		8-K	4.01	001-37916	8/14/19

4.27	Form of Series B and Series C Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14

10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14

10.35	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering		8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering		8-K	10.02	001-37916	4/10/19
10.41	Form of Securities Purchase Agreement from August 2019 Offering		8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering		8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering		8-K	10.03	001-37916	8/14/19
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 /2.	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

November 14, 2019	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 14, 2019	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

