Form 10-K
period 2019-12-31
SRAX, Inc.
filed 2020-05-01
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

456 Seaton Street, Los Angeles, CA 90013

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (323) 694-9800

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,710,013 based on the closing price of $4.66 on June 28, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,034,152 shares of Class A common stock are outstanding as of April 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None

iv

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, and reference to “BIGToken”and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1.A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS.

We are a data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities maximize profits associated with advertising campaigns and (ii) gaining insight into the activities of their customers.

We derive our revenues from the:

●	Sale and licensing of our proprietary SaaS platform; and
●	Sales of proprietary consumer data; and
●	Sales of digital advertising campaigns.

Sales of Advertising Campaigns.

We provide services and data to allow our customers to utilize our proprietary data to enhance their data analytics and marketing needs. Our products and services support and assist our customers with data management, audience optimization and recognition, multi-channel and omnichannel media, and marketing services. These tools also assist our customers in driving online and traditional retail sales.

Our solutions allow for the analysis of multiple layers of data to build and scale audience profiles that can be analyzed and targeted with digital media. Our capabilities allow the leveraging of data from our proprietary platforms to achieve more effective analysis and marketing campaigns.

Key features of our platforms:

●	Access to consumers who have joined our proprietary platforms who have opted to be marketed to. We provide proprietary information on these consumers and have their consent to market to them, providing marketers safe and reliable data.

●	The discovery of new avenues through which customers are able to reach the higher-performing audiences / customers by leveraging machine learning capabilities.

●	The use of our proprietary platform in order to allow marketers to unlock shopper profiles built from location, web browsing, purchase history, social behavior and other analytics.

●	The use of customized audience creation tools.

Sale and licensing of SaaS platform

Our software as a service (“SaaS”) solution, SRAX IR, enables companies to understand their shareholder base through the tracking of holdings, the management of investor contact information and identification of trends in the purchase and sale of issuer’s securities, if applicable. Once the investors are identified, our platform provides tools to communicate with these investors.

SRAX IR provides the following:

●	Insight into investor sentiment by analyzing buying and selling trends of an issuer’s shareholder base.

●	Communication points with an issuer’s investors, such as emails, phone number, social media accounts and address of record.

●	Engaging current and potential shareholders through real-time targeted cross-device omni-channel informational campaigns regarding an issuer’s products and services.

●	Assisting issuers in managing and monitoring the return of investment achieved from investor relations and corporate communication initiatives.

Sales of proprietary consumer data.

In 2019 we launched our BIGToken consumer data management platform, where consumers are rewarded for providing and verifying their data and completing activities within the platform. Our business is currently based on a platform of registered users, developed as a direct to consumer data marketplace, providing advertisers and marketers highly accurate, informed consent-based research and ad targeting data. We believe that the information gathered through the BIGToken platform will, upon reaching critical mass, be significantly more valuable than information that is gathered and validated through other means without the specific knowledge and consent of the data provider.

Our strategy is to develop an opt-in first party data set (CCPA and GDPR compliant) which we believe will uniquely position SRAX to capitalize on the rapidly evolving data marketplace. We are currently focused on executing on our plans to increase registered users on the platform, and effectively segment, and eventually monetize on the data our users provide and the insight we derive therefrom. As part of this strategy, we continue to explore partnership opportunities that would allow us to leverage the capabilities of the BIGToken platform to effectively grow the platform and increase and enhance our user experience and user rewards / compensation.

Examples of how we plan to use BIGToken and the proprietary consumer data derived therefrom include:

●	The use of BIGToken user surveys and the sale of such information received from surveys.

●	The creation and management of targeted rewards and loyalty programs based on information and buying trends ascertained by data captured on our BIGToken platform.

●	The ability to assist our customers in conducting market research based on analytics received from users of the BIGToken platform.

●	The ability to identify specific audiences for our customers and to target questions, surveys and data analytics geared toward our customers’ products / industries. Additionally, if we are unable to scale the needed information for a customer’s target audience, we may utilize our proprietary analytics to gain insight to further focus and refine user segments that need to be targeted in order to optimize data and media spend.

●	The use of Lightning Insights that allow our customers to conduct research around specific audience groups through both long and short research studies.

●	The creation of customized loyalty programs that utilize rewards to drive consumer purchasing habits.

Marketing and sales

We market our services through our in-house sales team, which is divided into three distinct groups. The First group is responsible for national brand advertisers and advertising agencies; the second group is responsible for selling our SaaS solutions to issuers of public securities; and the third group is focused on mid-market agencies and brands. Our in-house marketing is focused on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team.

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

Competition

We operate in a highly competitive digital media and ad tech environment. We compete based on our ability to: assist our customers in obtaining the best available prices, data, and analytics, our customer service and, the quality and accessibility of our innovative products and service offerings. We believe our product and services associated with BIGToken and our SaaS solution, SRAX IR, are both unique and provide for a competitive advantage. Should other companies create similar software and acquire the customers that we currently have, then in the future we could face increased competition. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of publishers and other media companies across an increasing range of different services, including vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or media inventory and our revenue and results of operations could decline.

Government regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union and includes significant penalties for non-compliance. The California Consumer Privacy Act, which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We may become the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. We are currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into in July 2019 with the U.S. Federal Trade Commission (FTC) which is pending federal court approval and which, among other matters, will require us to implement a comprehensive expansion of our privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

Employees

At April 24, 2020, we had 35 full-time employees. We also contract for the services of an additional approximately 100 individuals from a third-party provider in Mexicali, Mexico. There are no collective bargaining agreements covering any of our employees.

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May 2010. Upon the conversion, we changed our name to Social Reality, Inc. On August 15, 2019 we formally changed our Name to SRAX, Inc.

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

Other information about SRAX can be found on our website www.srax.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

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

Risks Related to our Business and BIGToken

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

For the year-ended December 31, 2019 we reported losses from operations of $16,859,000. At December 31, 2019, we had an accumulated deficit of $35,637,000. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased 7.2% in 2019 from 2018. As described elsewhere herein, in 2019 we made certain changes in our operations to limit growth of operating expenses and focus our resources in areas of our operations which we believe have the greatest potential to increase our revenues. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or advisors could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect the our operations, facilities or those of our customers or suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2019 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the beginning of the second quarter of 2020. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Our management has determined that, as of December 31, 2019, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We believe our failure to maintain effective systems of internal controls over financial reporting resulted in our need to restate the following previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017.

Our management and audit committee determined we needed to restate certain of our consolidated financial statements for the year ending December 31, 2017 and quarters ending March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 as a result of the improper accounting treatment of certain warrants.

On April 7, 2019, management and the audit committee of our board of directors determined that our previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017 should no longer be relied upon. In addition, we determined that related press releases, earnings releases, and investor communications describing our financial statements for these periods should no longer be relied upon. The errors identified are all non-cash and primarily related to our classification of certain outstanding warrants with provisions that allow the warrant holder to force cash redemption under certain circumstances. Accordingly, although we previously disclosed that we had ineffective controls, investors in our securities may lose confidence in our financial statements and management, which could result in a decrease in our stock price and negative sentiment in the investment community.

The restatement of certain of our financial statements may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings and shareholder litigation.

As a result of our restatements of previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 and our audited consolidated financial statements for the year ending December 31, 2017, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings, shareholder lawsuits or a review by the SEC and other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

We will need to raise additional capital to pay our indebtedness as it comes due.

In February of 2020 we entered into a term loan and security agreement with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. Pursuant to the loan agreement, we can borrow up to $5,000,000, subject to certain terms and conditions. The loan is secured by substantially all of the assets and the intellectual property of the Company. Beginning on August 1, 2020, and continuing on the first day of each month thereafter until March 22, 2022, the Company will be required to make monthly payments of principal and interest. Based upon our current financial results, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required loan payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

We may be required to expend significant capital to redeem BIGToken Points which will negatively impact our ability to fund our core operations.

Users of BIGToken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGToken. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions. As of December 31, 2019, we recorded a contingent liability for future point redemptions equal to $446,000 and we have redeemed an aggregate amount of $525,000. In March of 2019, we experienced a surge in the number of users of our BIGToken platform. As of December 31, 2019, we had approximately 16.5 million users. Notwithstanding the foregoing, if our users continue to increase, we will be required to have enough cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

If our efforts to attract and retain BIGToken users are not successful, our number of users and the amount of data collected could fail to reach critical mass, grow or decline and our potential for BIGToken to earn revenues may be materially affected.

We will be dependent on advertisers to pay us for access to user data. We must attract users to grow the amount of accessible data and make it attractive to these third parties. If the public does not perceive our mission or our services to be reliable, valuable or of high quality, we may not be able to attract or retain users and create a critical mass of data which will impact our ability to earn revenues which could have a materially adversely affected on SRAX.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, California recently ordered most businesses closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity, and could negatively impact ability to timely perform basic business functions, including making SEC filings and preparing financial reports. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business.

Challenges in acquiring user data could materially adversely affect our ability to retain and expand BIGToken, and therefore could materially affect our business, financial condition and results of operations.

In order to expand BIGToken, we must continue to expend resources to make the submission of user data as user-friendly as possible. We, and our users, may face legal, logistical, cultural and commercial challenges in procuring user data. Additionally, once such data is obtained, if the process for validation and collection of Rewards may be perceived as too cumbersome and discourage potential users from submission. We may need to expend significant resources on user interfaces for evolving platforms, such as mobile devices. Inconveniences to our users or potential users at any stage of the process may materially challenge our growth.

If we fail to ensure that the user data derived from BIGToken is of high quality, our ability to attract customers or monetize the data may be materially impaired.

The reliability of our user data depends upon the integrity and the quality of the process of accepting user data into BIGToken. We will take certain measures to validate user data submitted by our users and potential users to assure a high quality of data in BIGToken and generally confirming that data is submitted in accordance with our terms for such data. We must continue to invest in our quality control measures relating to BIGToken in order to provide a high-quality product to potential customers.

If BIGToken experiences an excessive rate of user attrition, our ability to attract customers could fail.

Users may elect to have their data deleted from BIGToken at any time. We must continually add new users both to replace users who choose to delete their data and to increase our user base. Users may choose to delete their data for many reasons. If users are concerned about privacy and security and do not perceive BIGToken to be reliable, if we fail to keep users engaged and interested in our application, or if we simply lose our users’ attention, we could fail to gather sufficient user data and our ability to earn revenues may be materially affected.

If we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations and growth.

We plan to rely in part on our marketing and advertising efforts to attract new members. Our future growth and profitability, as well as the maintenance and enhancement of our brand, will depend in large part on the effectiveness and efficiency of our marketing and advertising strategies and expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of members withdraw their member data from our Database.

Failure to comply with federal, state and local laws and regulations or our contractual obligations relating to data privacy, protection and security of BIGToken user data, and civil liabilities relating to breaches of privacy and security of user data, could damage our reputation and harm our business.

A variety of federal, state and local laws and regulations govern the collection, use, retention, sharing and security of user data. We will collect BIGToken user data from and about our members when they redeem Rewards and maintain that date in our BIGToken Application. Claims or allegations that we have violated applicable laws or regulations related to privacy, data protection or data security could in the future result in negative publicity and a loss of confidence in us by our users and potential new users, and may subject us to fines and penalties by regulatory authorities. In addition, we have privacy policies and practices concerning the collection, use and disclosure of user data as part of our agreements with our members, including ones posted on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of user data could lead to civil liability exposure in the event of any disclosure of such information due to hacking, malware, phishing, inadvertent action or other unauthorized use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.

We have incurred, and will continue to incur, expenses to comply with data privacy, protection and security standards and protocols for BIGToken user data imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations, however, are evolving and subject to potentially differing interpretations, and federal, state and provincial legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters. Additionally, we accept user from foreign countries which subjects us to the personal and other data privacy, protection and security laws of those countries, We are unable to predict what additional legislation, standards or regulation in the area of privacy and security of personal information could be enacted or its effect on our operations and business.

If we are unable to satisfy data privacy, protection, security, and other government- and industry-specific requirements, our growth could be harmed.

We need or may in the future need to comply with a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm our reputation, erode user confidence in the effectiveness of our security measures, negatively impact our ability to attract new members, or cause existing users to withdraw their data from BIGToken.

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict our ability to collect, process, use, transfer and pool data collected from and about consumers and devices. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Various U.S. and foreign governments, self-regulatory bodies and public advocacy groups have called for new regulations specifically directed at the digital advertising industry, and we expect to see an increase in legislation, regulation and self-regulation in this area. The legal, regulatory and judicial environment we face around privacy and other matters is constantly evolving and can be subject to significant change. For example, the General Data Protection Regulation, or GDPR, which was agreed by E.U. institutions in 2016 and came into effect after a two year transition period on May 25, 2018, updated and modernized the principles of the 1995 Data Protection Directive and significantly increases the level of sanctions for non-compliance. Data Protection Authorities will have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover of the preceding financial year. Similarly, the E-Privacy Regulation, which was launched by the European Parliament in October 2016, could result in, once enacted, new rules and mechanisms for “cookie” consent. In addition, the interpretation and application of data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Legislative and regulatory authorities around the world may decide to enact additional legislation or regulations, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. Similarly, clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant incremental management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, including our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether or not such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. We make reasonable efforts to enforce such representations and contractual requirements, but we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

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

Privacy concerns could damage our reputation and deter current and potential users from contributing additional data through our BIGToken Application. If our security measures are breached resulting in the improper use and disclosure of user data, BIGToken may be perceived as not being secure, users and customers may curtail or stop using BIGToken, and we may incur significant legal and financial exposure.

Concerns about our practices with regard to the collection, use, disclosure, or security of user data or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. Our services will involve the purchase, storage, transmission and sale of user data, and theft and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and potential liability. Any systems failure or compromise of our security that results in the release of user data, or in our or our users’ ability to access such data, could seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain users. Additionally, if user data is somehow made public or made available through a security breach, it may be used to identify our users and people related thereto. We may experience cyber attacks of varying degrees. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Such breach or unauthorized access, increased government surveillance, or attempts by outside parties to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to user data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of BIGToken that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose members and customers.

Certain user data must be provided on a recurring basis in order to provide full value.

Certain types of user data will need to be contributed by users recurrently for such data to provide full value to our potential customers. If users fail to provide us with sufficient recurring data, the value of the user data may substantially decrease and our ability to earn revenues may be materially affected.

Unfavorable media coverage could negatively affect our business.

Unfavorable publicity regarding, for example, our privacy practices, terms of service, regulatory activity, the actions of third parties, the use of our products or services for illicit, objectionable, or illegal ends or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in user attrition which could adversely affect our business and financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, such as privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and securities law compliance. Expansion of our activities in certain jurisdictions, or other actions that we may take, may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

Additionally, as we allow European users, we are subject to the European General Data Protection Regulation (GDPR), effective as of May 2018. The GDPR increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of €20 million, or 4% of global company revenues.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government authorities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the newer industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede our international growth, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.

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

We are delinquent in pays to various third-party vendors on which we rely.

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

If we were to lose or have limited access to certain platforms or data sources, we will lose our existing revenue from these platform and sources.

The loss of access to any platforms or data sources could limit our ability to effectively grow a portion of our operations. Our business would be harmed if these platforms:

●	discontinues or limits access to its platform by us and other application developers;

●	modify terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or changes how the personal information of its users is made available to application developers;

●	establishes more favorable relationships with one or more of our competitors; or

●	develops its own competitive offerings.

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

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods.

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

Risks Related to Ownership of our Securities

The market price of our common stock may be adversely affected by sales of substantial amounts of our common stock pursuant to our at the market sales agreement.

In February of 2020 we entered into a term loan and security agreement with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. Pursuant to the loan agreement, we are required to enter into an at-the-market sales agreement pursuant to which we will sell our common shares directly into the market in order to payback the loans. If we are required to sell a substantial number of shares, or the public perceives that these sales may occur, it could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities.

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

We lease our principal executive offices, located in Los Angeles, California and consisting of approximately 3,000 square feet on a month-to-month basis at a rate of $5,626 per month. We also maintain offices in Mexicali, Mexico where we lease approximately 3,400 square feet of office space from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses. We believe both locations are suitability and adequacy for our currently levels of operations and anticipate growth.

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

Market for Our Common Equity

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “SRAX.”

As of April 24, 2020, there were approximately 53 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

See information contained in Part III Item 12 of Annual Report entitled “Equity Compensation Plan Information.”

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2018. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On April 1, 2019, we sold a non-performing receivable in the amount of $567,977, (such amount includes a mutually agreed upon gross-up with our customer of $150,000) for $417,977. In connection with the sale, we agreed to repurchase the receivable if the purchaser was not able to collect on the amounts owed by June 30, 2019. As security for our repurchase obligation, we issued and pledged 220,000 shares of our Class A common stock. As part of settlement of the Company’s obligation under the receivable purchase agreement 161,899 of these shares were cancelled and the remaining 58,101 shares were issued.

●	On May 13, 2019, the Company entered into a securities purchase agreement with an accredited investor whereby the investor purchased 200,000 shares of the Company’s Class A common stock at a price per share of $5.00. The Company received aggregate gross proceeds of $1,000,000. Pursuant to the terms of the securities purchase agreement, the investor has piggyback registration rights with respect to the shares.

●	On May 13, 2019 the Company entered into a consulting agreement with a consultant for BIGtoken. As part of this agreement the Company agreed to issue 75,000 shares of common stock for services to be provided over the following twelve months. The shares were valued at $374,000.

●	On August 12, 2019, concurrent with a registered direct offering of our securities, we conducted a simultaneous private placement of our securities. Pursuant to the terms of the private placement, we issued to the investors in the registered offering: (i) Series B warrants to purchase an aggregate of 1,525,000 shares of Common Stock and (ii) Series C warrants to purchase an aggregate of 965,500 shares of Common Stock (collectively, the Series B Warrants and Series C Warrants are referred to herein as the “Private Warrants”).

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

●	On February 28, 2020, we entered into a term loan and security agreement with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. Pursuant to the loan agreement, we issued BRF Finance Co., LLC 500,000 Common Stock purchase warrants on origination date. We also agreed to issue the lender an additional 500,000 Common Stock purchase warrants on the second draw-down date. The warrants have an exercise price equal to 125% of the closing price of the Common Stock on their respective issuance dates (provided that the exercise price of the Warrants cannot be less than $2.50 per share, subject to adjustment contained therein). The initial 500,000 warrants have an exercise price of $3.60. The warrants will all expire on October 31, 2022 and allow for cashless exercise in the event that they are not subject to a registration statement on the six (6) month anniversary of their respective issuances. The warrants do not contain any price protection provisions.

●

On April 9, 2020 the Company entered into an agreement to amend the January 22 and 30 Accounts receivable agreements. The Purchaser agreed to amend the payment of the Put Price to June 23, 2020 and June 30, 2020 for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively. As consideration for the extension the Company agreed to issue the purchaser 32,668 and 4,032 shares of Class A common stock for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this annual report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this annual report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Provides an overview of our business and items that we deemed material in order to provide context for the remainder of MD&A.

●	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2019 to the year ended December 31, 2018.

●	Liquidity, Going Concern and BIGToken Liability - Liquidity discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a digital marketing and data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities that amplify the performance of marketing campaign in order to maximize profits or (ii) gaining insight into the activities of their targeted stakeholders.

We derive our revenues from the:

●	Sale and licensing of our proprietary SaaS platform; and
●	Sales of proprietary consumer data; and
●	Sales of digital advertising campaigns.

Sale of SRAX MD Business Unit

During the third quarter of 2018, we sold our SRAX MD business unit for a gain of approximately $22,108,000. Of our 2018 financial results, the SRAX MD business unit represented approximately $6,874,000 or 69.6% of gross revenues with approximately $4,059,000, or 21.9% of our operating expenses. The reader should keep this in mind when comparing year over year operating results.

Going Concern

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. Based on its evaluation, management concluded that without raising significant capital, there is substantial doubt that the Company will continue as a going concern past the beginning of the second quarter of 2020.

BIGToken

On February 1, 2019, BIGToken became generally available to the public. Users of BIGToken receive points for undertaking certain actions on the platform. These points are then redeemable from us pursuant to our Rewards Program. Our Rewards Program allows the user to redeem points for: (i) cash, (ii) gift cards and (iii) donations to non-profit organizations. We also anticipate that in the future, users will be able to redeem the points for goods and/or services offered by our sponsors and advertisers.

Since commencing the BIGToken Project, we have spent approximately $6.3 million in the development and management of BIGToken and have incurred liabilities of approximately $500,000. For a further discussion, see the section of this Annual Report entitled “Liquidity, Going Concern and BIGToken Liability” contained in this Item 7.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”).

The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, required mandatory office closures. As of the date of this report, all of our facilities are closed. As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

Results of operations

Year ended December 31, 2019 compared to year ended December 31, 2018 (in 000s)

Selected Consolidated Financial Data

	Year ended December 31,		$	%
	2019	2018	Change	Change

Revenue	$3,584	$9,881	$(6,297)	(63.7)%
Cost of revenue	1,680	3,157	(1,477)	(46.8)%
Gross Profit	1,904	6,724	(4,820)	(71.6)%
Operating expense	19,762	18,443	1,319	7.1%
Operating loss	(17,858)	(11,719)	(6,139)	52.4%
Gain from sale of SRAX MD	658	22,108	22,108	100.0%
Interest expense, net	(725)	(3,056)	(2,331)	(72.9)%
Change in fair value of derivative liabilities	1,045	8,954	(7,910)	(88.3)%
Other income (loss)	21	(7,543)	8,223	(109.0)%
Net income (loss)	(16,859)	8,744	(25,603)	(292.8)%

Selected Consolidated Financial Data

Pro forma to exclude SRAX MD

For the Year Ended December 31, 2019 and 2018

	As Reported for the Year Ended December 31,		SRAX MD for the Year Ended December 31,			Excluding SRAX MD for the Year Ended December 31,
	2019	2018	2019		2018	2019	2018
Revenue	$3,584	$9,881	$		$6,307	$3,584	$3,574
Cost of revenue	1,680	3,157		40	1,101	1,640	2,056
Gross profit	1,904	6,724		(40)	5,206	1,944	1,518
Operating expense	19,762	18,443		26	2,896	19,736	15,547
Operating income(loss)	$(17,858)	$(11,719)		$(66)	$2,310	$(17,792)	$(14,029)

Revenue

Our pro forma revenues were flat for the years ended December 31, 2019 and 2018 at approximately $3.6 million. However, revenue composition from 2018 to 2019 changed. In the year ended December 31, 2019, as a result of a greater focus on our SaaS solution and BIGToken, the revenue of SaaS and BIGToken were approximately $87,000, and $456,000, respectively, with comparable revenue in 2018 of $0, and $0, respectively; while revenue from our discontinued sell side business was approximately $540,000 in 2018 compared to $0 in 2019.

Cost of revenue

Cost of revenue consists of costs, that are directly related to a revenue-generating event and project and application design costs. On a pro forma basis during the year ended December 31, 2019, our gross margin increased substantially as a result of an increase in higher margin business from our services, including BIGToken product offerings.

Operating expense

Our operating expense is comprised of salaries, commissions, marketing, and general overhead expense. Overall, operating expense on a pro forma basis increased to approximately $19.74 million for the year ended December 31, 2019 compared to $15.6 million for the year ended December 31, 2018. This increase was primarily due to BIGToken operating expenses of $4.6 million during the period ending December 31, 2019, which represented an increase of approximately $2.7 million from the year ended December 31, 2018. The remaining increase in operating expense of $1.4 million is related to increases in sales, marketing, and general and administrative expenses.

Financing costs

Financing costs for the years December 31, 2019 and 2018 represents interest under notes and debentures issued in our financings as well as factoring fees, and the amortization of debt costs. Interest expense, net of interest income for the year ended December 31, 2019 decreased to $716,000 as compared to $3.1 million for the year ended December 31, 2018. This decrease in interest expense is attributable to the redemption of the Company’s 12.5% senior secured convertible debentures in November 2018.

Working Capital

The following table presents working capital as of December 31, 2019 (in 000s):

	2019	2018

Current assets	$1,858	$5,468
Current liabilities	7,376	9,017
Working capital	$(5,518)	$(3,549)

Our current assets include cash and cash equivalents of $32,000 as of December 31, 2019. Current assets decreased by $3.6 million driven by a decrease in cash of $2.8 million and accounts receivable of $1.02 million generated from lower gross revenue from advertisers and increase in operating expenses.

Our current liabilities include warrant and derivative liabilities of $4.4 million as of December 31, 2019. Current liabilities decreased by $1.6 million from December 31, 2018, primarily from decreases in accounts payable and derivative warrant liabilities.

Cash flows from operating activities

Net cash used in operating activities was $15.4 million during the twelve months ended December 31, 2019 compared to $13.7 million for the comparable period in 2018. This increase resulted primarily from an increase in our operating expenses during the year ended 2019.

Cash flows from investing activities

During the twelve months ended December 31, 2019 net cash used in investing activities was $0.8 million compared to $21.9 million of cash provided by investing activities during the comparable period in 2018. The decrease was driven by the proceeds received from the sales of SRAX MD during 2018.

Cash flows from financing activities

During the twelve months ended December 31, 2019, net cash provided from financing activities was $13.4 million consisting of payments of proceeds from the sales of common stock in the amount totaling $12.2 million and the proceeds from the exercise of warrants in the amount of $1.2 million. During the twelve months ended December 31, 2018 net cash used in financing activities was $6.5 million for the redemption of convertible debentures and proceeds from exercise of warrants of $0.1 million.

Liquidity, Going Concern and BIGToken Liability

Cash on hand at December 31, 2019 was $32,000. Based upon our cash at December 31, 2019 and the proceeds from our term loan (as discussed below), we anticipate we will be able to meet our cash needs until the beginning of the second quarter of 2020.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the development of BIGToken will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity

During 2019, our principal sources of liquidity have been proceeds from various debt and equity offerings as well as the sale of our receivables. Cash consists of cash on deposit with banks.

In February of 2020 we entered into a term loan and security agreement with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. Pursuant to the loan agreement, we can borrow up to $5,000,000, subject to certain terms and conditions. The loan is secured by substantially all of our assets and intellectual property. Our initial draw-down resulted in proceeds net of fees and commission of $2.1 million. Under the terms of the loan, we can draw-down an additional $2.5 million upon the filing of an At-the-Market sales agreement (“ATM”). It is intended that the majority of proceeds received from the sale of Common Stock under the ATM will be used for the repayment of the loan. Beginning on August 1, 2020 and continuing on the first day of each month thereafter until March 1, 2022, we will be required to make monthly payments of principal and interest in the amount of approximately $153,000, or if we are able to drawn down the additional $2.5 million, then payments of approximately $306,000.

Historically, we have financed our operations primarily from the sale of debt and equity securities. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Based upon our current revenues, expenses and liabilities, we anticipate having to raise additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise enough capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

We monitor our cash flow, assess our business plan, and make expenditure adjustments accordingly. If appropriate, we may pursue limited financing including issuing additional equity and/or incurring additional debt. Although we have successfully funded our past operations through additional issuances of equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital at prices attractive to the Company. If we are unable to obtain additional funding for operations at any time in the future, we may not be able to continue operations as proposed. This would require us to modify our business plan, which could curtail various aspects of our operations.

BIGToken Operations

As of December 31, 2019, we had approximately 16.5 million users on the BIGToken platform. We anticipate that we will need to reach a user base of approximately 26 million prior to BIGToken generating revenues at a level sufficient to cover operating expenses, excluding the allocation of any corporate overhead. Based on our current development plan, we estimate that we will need to invest an additional $5.6 million of capital, prior to BIGToken becoming cash flow positive in the four quarter of 2022. Built into the model are many variable expenses that could be adjusted should our user acquisition or our user monetization rates vary from the model. Although management believes that it will be able to secure such needed capital through the offering of its securities, there can be no assurance that financing will be available to us when needed in order to allow us to continue with the development of BIGToken, or if available, on terms acceptable to us. If we do not raise enough capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations all together.

BIGToken Liabilities

As of December 31, 2019, we have not generated any revenue through the sale of data gathered from users of the BIGToken platform. Since commencing the BIGToken Project, we have spent approximately $5.3 million in the development and management of BIGToken. Additionally, we are currently obligated to redeem users’ points which are earned on our BIGToken platform. We are currently redeeming each point for $0.001 to $.01, subject to the user meeting certain conditions. As of December 31, 2019, we recorded a contingent liability for future point redemptions equal to $446,000 and we have redeemed an aggregate of $525,000. As of December 31, 2019, we had approximately 16.5 million registered users.

Going Concern

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. Based on its evaluation, management concluded that without raising significant capital, there is substantial doubt that the Company will continue as a going concern past the beginning of the second quarter of 2020. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at December 31, 2019, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report filed on Form 10-K and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements for the years ended December 31, 2019 and 2018 appearing elsewhere in this report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the fiscal years ended December 31, 2019 and 2018, and the related notes thereto, for further discussion of our accounting policies.

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

●	Step 5: Recognize revenue when the company satisfies a performance obligation.

On January 1, 2018 the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605 - Revenue Recognition (“ASC 605”). Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.

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

Goodwill and other indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” Approximately 77% of our total assets as of December 31, 2019, consist of indefinite-lived intangible assets, such goodwill, the value of which depends significantly upon the operating results of our businesses. We believe that our estimate of the value of our goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and product offerings.

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

We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2019 and 2018.

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

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. We have operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we have combined the lease and non-lease components in determining the lease liabilities and right of use assets.

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

Recent accounting pronouncements

Our company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for our company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We did not elect the practical expedient to not separate lease and non-lease components for any of our leases.

The adoption of the standard resulted in a effect on our financial statements with a balance sheet recognition of additional lease assets of $456,000 and lease liabilities of approximately $443,000.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

See Note 1 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Principal Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified material weaknesses in the Company’s internal control over financial reporting. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2019 were ineffective.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

(iv) Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management  conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Based on the Company’s assessment, management has concluded that, our internal control over financial reporting was ineffective as of December 31, 2019 because of the following material weaknesses in internal controls over financial reporting:

●	a lack of sufficient in-house qualified accounting staff;
●	inadequate controls and segregation of duties due to limited resources and number of employees;
●	limited checks and balances in processing cash transactions;
●	substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting;
●	lack of adequate controls in the accounting for internally developed software costs.,
●	products and services; and the recording of sophisticated, material financing transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants;
●	and our lack of experience in monitoring and administering, the Company’s internal control over financial reporting

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Remediation

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce and limited resources.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, positions, and biographies as of April 1, 2020 are set forth below. Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal.

Name	Age	Positions	Director Since
Christopher Miglino	51	Chairman of the Board, Chief Executive Officer, President	2010
Kristoffer Nelson	41	Chief Operating Officer, Director	2014
Michael Malone	38	Chief Financial Officer	—
Mark Savas	50	Director	2012
Malcolm CasSelle	49	Director	2013
Robert Jordan	51	Director	2017
Colleen DiClaudio	42	Director	2017

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

Kristoffer Nelson. Mr. Nelson has served as an executive officer of our company since June 2012 and a member of our board of directors since September 2014. He has been employed by our company since September 2011, serving as Director of Business Development (September 2011 until January 2012), Executive Vice President Publisher Relations (January 2012 until June 2016) and President and Chief Revenue Officer, until being named to his current position in October 2014. Prior to joining our company, Mr. Nelson served as a project manager for Living Full Blast, Inc. from August 2009 until December 2010 and President of Krama Consulting & Development from January 2004 until August 2009. Mr. Nelson attended Kings College and Seminary, Van Nuys, California from 1998 until 2000 and West Los Angeles College from 2000 until 2003. He also attended the Leadership Institute of Seattle through Pacific Integral from 2006 until 2008. Mr. Nelson’s significant operational experience in multiple aspects of our company coupled with his experience at Living Full Blast, Inc. and Krama Consulting & Development were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Nelson should serve on our Board.

Michael Malone. Mr. Malone has served as our chief financial officer since January 2019. Mr. Malone has over fourteen (14) years of experience in corporate finance in public and private companies. From 2014 until December 2018, he served as Vice President Finance of Westwood One, LLC, a subsidiary of Cumulus Media, Inc. (NYSE: CMLS”), an audio broadcast network in New York. Prior to that, from January 2013 through June 2014, he served as Finance Director / Controller for Cumulus Media Network’, audio broadcast network in Georgia, until its merger with Westwood One, LLC. Prior to that from 2012 to 2013, he worked as Director of Internal Auditing of Cumulus Media from. He holds a BA in accounting from Monmouth College.

Marc Savas. Mr. Savas has been a member of our board of directors since January 2012. Mr. Savas has over 24 years of experience in senior leadership and consulting. Since January 2007 he has served as CEO of Living Full Blast, Inc., overseeing business development and consulting for numerous companies and putting together sales teams for such companies. In addition, from January 1998 until January 2006, Mr. Savas was also CEO for Unfair Advantage Inc., where he conducted 118 management consulting projects, many of which were created using programs that his company had designed. Additionally, from February 2012 until present, Mr. Savas is the President of Refuse Specialists, one of the largest waste and recycling brokers / consultants in the US. He built a technology stack and workflow management system, ProRefuse™, allowing Refuse Specialists to experience rapid growth. Mr. Savas’ management consulting and operational experience were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Savas should serve on our Board.

Malcolm CasSelle. Mr. CasSelle has been a member of our board of directors since August 2013. Mr. CasSelle is an entrepreneur and since August 2017 has served as President of Worldwide Asset eXchange (WAX), a utility token designed with functionalities to simplify digital item trading, which is operated by Norris Services, LLC. Since August 2017 he has also served as Chief Information Officer of OPSkins, a marketplace for buying and selling digital items, including e-Sports digital merchandise, which is managed by Norris Services, LLC. From February 2016 until August 2017 Mr. CasSelle was Chief Technology Officer and President of New Ventures at tronc, Inc. where he oversaw all digital operations and was responsible for leveraging data and technology to accelerate digital growth. Prior to tronc, Inc., he was Senior Vice President and General Manager, Digital Media of SeaChange International. He joined SeaChange International in 2015 as part of the company’s acquisition of Timeline Labs, where he served as CEO. Previously, Mr. CasSelle led startups in the digital industry, including MediaPass, Xfire and Groupon’s joint venture with Tencent in China. He has also been an active early stage investor in companies including Facebook, Zynga, and most recently Bitcoin-related companies. Mr. CasSelle received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1991 and an M.S. in Computer Science from Stanford University in 1994. Mr. CasSelle’s entrepreneurial background, knowledge of our market segment and experience as a Board member for other companies were factors considered the Corporate Governance and Nominating Committee in determining Mr. CasSelle should serve on our Board

Robert Jordan. Mr. Jordan has been a member of our board of directors since March 2017 and chairs the Audit Committee. A serial entrepreneur with a passion for building world class companies, he has spent the last 25 years transforming originations across a spectrum of industries. Currently, Mr. Jordan serves as CEO of Tribeca Capital Partners, a private investment holding company focused on building lower middle market companies. During the 17 years prior to Tribeca, Mr. Jordan served in chief executive officer roles for a broad range of companies focused in business services, technology, logistics, distribution and retail. Prior to his entrepreneurial endeavors, Mr. Jordan held senior management positions at both The Walt Disney Company and Pepsi-Cola Bottling Company. He is a recognized authority and thought leader on corporate transformations, restructuring, strategy implementation and revenue growth and is frequently called upon to provide advice and council to industry groups, corporate boards and management teams. Mr. Jordan received a BSBA from Northern Arizona University and attended Executive Education programs at both Harvard Business School and UCLA School of Business. Mr. Jordan’s executive level and senior management business experience coupled by his private investment company experience were factors considered by the Corporate Governance and Nominating Committee in determining Mr. Jordan should serve on our Board

Colleen DiClaudio. Ms. DiClaudio has been a member of our board of directors since September 2017. She currently serves as president of 340B Technologies, a 340B software solutions healthcare technology company she co-founded in August 2014. From June 2009 through August 2014 she served as vice president of business development of CompleteCare Health Network, located in New Jersey. Ms. DiClaudio has received a Master’s Degree of Public Health from the University of Medicine and Dentistry of New Jersey and a Bachelor’s Degree in Public Health from Stockton University. Ms. DiClaudio’s experience in the healthcare technology sector and entrepreneurial background were factors considered by the Corporate Governance and Nominating Committee in determining Ms. DiClaudio should serve on our Board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2019:

None for year ended December 31, 2019

Code of Ethics

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct and Business Code of Ethics, which applies to all our directors, officers and employees. To assist in its governance, our Board has formed three standing committees composed entirely of independent directors, Audit, Compensation and Corporate Governance and Nominating committees. A discussion of each committee’s function is set forth below.

Bylaws

Our bylaws, the charters of each Board committee, the independent status of a majority of our board of directors, our Code of Conduct and Business Code of Ethics provide the framework for our corporate governance. Copies of our bylaws, committee charters, Code of Conduct and Business Code of Ethics may be found on our website at www.SRAX.com under the Leadership & Governance section of the “Investors” tab. Copies of these materials also are available without charge upon written request to our Corporate Secretary at 456 Seaton St., Los Angeles, California 90013.

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman and Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. Directors are elected for a term of one year. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director appointed to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Independence

Our common stock is listed on the NASDAQ Capital Market. As such, we are subject to the NASDAQ Stock Market LLC (“NASDAQ”) director independence standards. In accordance with these standards, in determining independence the Board affirmatively determines whether a director has a “material relationship” with SRAX that would compromise his or her independence from management or would cause him or her to fail to meet the NASDAQ’s specific independence criteria. When assessing the “materiality” of a director’s relationship with SRAX, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm’s length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board’s judgment, it is not inconsistent with the NASDAQ’S director independence standards and it does not compromise a director’s independence from management.

Applying the NASDAQ’s standards, the Board has determined that Messrs. Savas, CasSelle, Jordan and Ms. DiClaudio are each “independent” as that term is defined by the NASDAQ’s standards.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Board leadership structure and Board’s role in risk oversight

Mr. Miglino serves as both the Chairman of our Board of Directors and our Chief Executive Officer. We do not have a lead independent director. Given the small size of the Board and limited number of executive officers, the Board has determined that a lead independent director is currently not necessary.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the board of directors meets regularly to review Social Reality’s risks. Our Chief Financial Officer generally attends the Board meetings and is available to address any questions or concerns raised by any member of the Board on risk management and any other matter. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through the Board’s standing committees and, when necessary, special meetings of independent directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The Board of Directors has standing Audit, Compensation, and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.SRAX.com under the Leadership & Governance section of the “Investors” tab. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member		Compensation Committee Member		Corporate Governance and Nominating Committee Member
Marc Savas				(1)
Malcolm CasSelle						(1)
Robert Jordan		(1)

(1)	Denotes chairperson.

Audit Committee

We have a designated an audit committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;

●	our compliance with legal and regulatory requirements; and

●	the qualifications and independence of our independent registered public accountants.

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

Compensation Committee

The Compensation Committee assists the Board in:

●	Recommending, in executive session at which our chief executive officer is not present, the compensation and awards / bonuses for our CEO or president, if such person is acting as the CEO, as well as other executive officers;

●	discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;

●	reviewing and recommending to the Board, compensation to be provided to our employees and directors; and

●	administering our equity compensation plan(s).

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our stockholders. The Compensation Committee is composed of two directors, each of whom has been determined by the Board to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee:

●	assists the Board in selecting nominees for election to the Board;

●	monitor the composition of the Board;

●	develops and recommends to the Board, and annually reviews, a set of effective corporate governance policies and procedures applicable to our company; and

●	regularly review the overall corporate governance of the Company and recommends improvements to the Board as necessary.

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the Board and to make recommendations to the Board from time to time, or whenever it shall be called upon to do so, regarding nominees for the Board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, each of whom has been determined by the Board to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed years ended December 31, for:

●	all individuals serving as our principal executive officer or acting in a similar capacity;
●	our two most highly compensated named executive officers, whose annual compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company, at December 31, 2019.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Christopher Miglino,	2019	340,000								24,455	(4)	364,455
Chief Executive Officer (2)	2018	291,250	540,000	(3)						437,392	(2)	1,268,642

Michael Malone	2019	199,242	75,000			167,798	(5)			28,722	(6)	470,762
Chief Financial Officer (5)	2018

Kristoffer Nelson	2019	275,000				220,900	(7)			27,205		523,105
Chief Operating Officer	2018	242,500	43,750			398,675	(8)			25,892	(9)	710,817

Joseph Hannan	2019
Chief Financial Officer (10)	2018	191,667	250,000			488,107	(11)			34,615	(12)	964,389

(1)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, compute din accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our consolidated financial statements appearing in the 10-K for the year end December 31, 2019 for options awarded in 2019 or prior.
(2)	Mr. Miglino’s contracted base salary is $340,000 annually. Prior to March 16, 2017, Mr. Miglino had been voluntarily reducing his base salary to $114,000. In September 2018, all of Mr. Miglino’s previously deferred salary was paid in full. Additionally, Mr. Miglino received a cash bonus of $540,000 and $23,142 of Company paid health benefits.

(3)	Mr. Miglino received a cash bonus for successfully completing the sale of the SRAX MD business division.
(4)	Mr. Miglino received $24,455 in Company paid benefits.
(5)	Mr. Malone joined the Company as Chief Financial Officer, effective January 2, 2019. Mr. Malone’s stock option award consisted of 100,000 options to purchase Class A common stock at $2.56.
(6)	Mr. Malone received $28,722 in Company benefits, which included $20,000 in relocation reimbursements.
(7)	Mr. Nelson’s options award represents options to purchase 100,000 shares of our Class A Common stock at $3.42 options to purchase.
(8)	Mr. Nelson’s Stock award represents consists of options to purchase 100,000 shares of our Class A Common stock at $5.78 options to purchase
(9)	The Company paid $25,892 for insurance and benefit premiums on behalf of Mr. Nelson.
(10)	Mr. Hannan joined the Company as Chief Financial Officer, effective October 17, 2016. On December 31, 2018, Mr. Hannan resigned from the Company.
(11)	Mr. Hannan’s stock option award consisted of 250,000 options to purchase Class A common stock at $4.20. Upon Mr. Hannan’s termination 20,833 of the options were cancelled.
(12)	Mr. Hannan received payment for his accrued and unused vacation at the time of his termination.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino and Malone which provide the compensation arrangements with these individuals. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two-year terms unless either party provides notice of non-renewal not later than three (3) months before the conclusion of the then current term. As compensation for his services, Mr. Miglino was entitled to receive a base salary of $192,000 which is subject to an annual review. During 2012, in an effort to conserve our cash resources, Mr. Miglino agreed to a temporary reduction in his annual base salary to $60,000, which was increased to $90,000 during the fourth quarter of 2013. Mr. Miglino’s annual base salary for the 2015 was $114,000. On March 16, 2017, his salary deferral ended and he returned his compensation to $192,000 per annum. On September 18, 2018, the board of directors agreed to pay Mr. Miglino an aggregate of $414,250 in salary deferred between 2012 and March 15, 2017. Additionally, effective October 1, 2018, Mr. Miglino’s salary was increased to $340,000 per annum. In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

In addition to accrued obligations (including but not limited to, reimbursements, unpaid salary, unused vacation days, etc.), the following table sets forth the payments that would be made to Mr. Miglino in accordance with his employment agreement had he been terminated by us without cause or by Mr. Miglino for Good Reason, or termination as a result of disability on December 31, 2019.

Name	Terminated Without Cause / For Good Reason	Termination as a result of Disability

Christopher Miglino
Salary (1)	$680,000	$680,000
Accelerated Vesting of Awards	—	—
Health Care	43,074	—
Total:	$723,074	$680,000

(1)	Amount equal to twenty-four (24) months of Base Salary. Amount is to be paid over a twenty-four (24) month period.

Employment Agreement with Michael Malone

On December 15, 2018 we entered into an Employment Agreement with Mr. Malone pursuant to which he was engaged to serve as Chief Financial Officer to be effective January 2, 2019. Under the terms of the employment agreement, Mr. Malone’s compensation includes:

●	an annual base salary of $200,000;

●	an annual bonus of $100,000, payable in equal quarterly installments beginning on April 1, and subject to the timely filings of our periodic reports;

●	a one-time option grant to purchase 100,000 shares of Class A Common Stock with a grant date of December 15, 2018, an exercise price of $2.56 per share, a term of three (3) years that vests quarterly over a three (3) year period subject to continued employment;

●	the reimbursement of up to $20,000 in expenses incurred in moving and temporary living arrangements within the first sixty (60) days following the effective date; and

●	annual paid time off of 30 days per year.

Mr. Malone is entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. The employment agreement with Malone contains customary confidentiality, non-disclosure and noninterference provisions.

The following table sets forth the payments that would be made to Malone in accordance with his employment agreement had he been terminated by us “without cause” on December 31, 2019.

Name	Terminated Without Cause	Termination as a result of Disability

Michael Malone
Salary (1)	$33,667	$—
Total:	$33,667	$—

Employment Agreement with Mr. Hannan

On October 14, 2016 we entered into an Employment Agreement with Mr. Hannan pursuant to which he was engaged to serve as Chief Financial Officer. Mr. Hannan resigned from the Company effective December 16, 2018. Under the terms of the employment agreement, Mr. Hannan’s compensation included:

●	an annual base salary of $200,000;

●	an annual bonus of $100,000, payable in equal quarterly installments beginning on April 1, and subject to the timely filings of our periodic reports;

●	an annual bonus of a restricted stock grant of $100,000 in value of shares of our Class A common stock on each annual anniversary date of the employment agreement, also subject to the timely filings of our periodic reports, subject to continued employment;

●	a one-time restricted stock award of 100,000 shares of our Class A common stock, which completed vesting on October 17, 2018, subject to continued employment; and

●	annual paid time off of 30 days per year.

Mr. Hannan was entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. Upon termination of the agreement by either party, regardless of the reason, he is not entitled to any additional compensation. The employment agreement with Mr. Hannan contains customary confidentiality, non-disclosure and noninterference provisions.

Employment with Kristoffer Nelson

Mr. Nelson is not a party to a written employment agreement, but his compensation is determined by the Compensation committee of the board of directors in consultation with the Company’s CEO. Effective October 1, 2018, Mr. Nelson’s annual salary was set to $275,000.

Equity Compensation Plans

We currently have the following equity compensation plans outstanding as of the date hereof: (i) 2012 Equity Compensation Plan, (ii) 2014 Equity Compensation Plan, and (iii) 2016 Equity Compensation Plan.

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see Item 12 entitled “Equity Compensation Plans” contained below in this Form 10-K.

Outstanding Equity Awards Value at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Kristoffer Nelson	33,333	-	-	7.50	10/10/2020	-	-	-	-
	33,333	-	-	7.50	10/10/2021	-	-	-	-
	33,333	-	-	7.50	10/10/2022	-	-	-	-
	66,667	33,333	-	5.78	1/2/2021				-
	-	100,000	-	3.42	3/27/2022	-		-
Michael Malone	33,333	66,667		2.56	1/2/2022

Director Compensation

Below are descriptions of the Company’s previous legacy compensation policy for non-executive director compensation and its current policy, which is in effect beginning April 15, 2018.

Legacy Policy

●	an annual cash retainer of $10,000, payable quarterly;

●	a restricted stock award of a number of shares of our Class A common stock equal to $10,000 on the date such director joined the board if he or she joined in 2017, or on the one-year anniversary of he or she joining the board if prior to 2017.

●	a per meeting fee of $2,000, with a maximum annual payment of $10,000.

Current Director Compensation Policy

Effective April 15, 2018, each non-employee director will receive $30,000 as an annual board fee payable as follows:

●	Up to $15,000 in cash paid quarterly over the grant year; and

●	The balance in Class A common stock purchase options issued on April 15 of each year and vesting quarterly over the grant year and have a term of seven (7) years. The stock options will be valued using the Black-Scholes option pricing model and are subject to customary assumptions used in the preparation of financial statements.

All elections of compensation will be made by April 1 of each year by incumbent directors and newly elected or appointed directors will have their compensation pro-rated and made on the fifth (5th) day following their election or appointment to the board.

The following table provides information concerning the compensation paid to our non-executive directors for their services as members of our board of directors for the year ended December 31, 2019. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Colleen DiClaudio	15,000	(1)		15,000	(2)	—	—	—	30,000
Marc Savas	15,000	(1)		15,000	(2)	—	—	—	30,000
Malcolm CasSelle	15,000	(1)		15,000	(2)	—	—	—	30,000
Robert Jordan	15,000	(1)		15,000	(2)	—	—	—	30,000

(1)	Compensation includes (i) one half (1/2) of cash payment for Board year beginning 4/15/18 and (ii) one half (1/2) cash payment for Board year beginning 4/15/19.

(2)	Compensation includes $15,000 from the vesting of 3,936 total Class A common stock purchase options. Of these options, (i) 1,406 have an issuance date of 4/15/2018, an exercise price per share of $4.92, a term of seven (7) years and vested quarterly on 7/15/18, 10/15/18, 1/15/19, and 4/15/19, and (ii) 2,530 options have an issuance date of 4/15/19, an exercise price per share of $5.49, a term of seven (7) years, and vest quarterly on 7/15/19, 10/15/19, 1/15/20, and 4/15/20.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2012 Equity Compensation Plan	205,962	$4.38	390,471
2014 Equity Compensation Plan (1)	734,069	$3.76	448,773
2016 Equity Compensation Plan	252,488	$5.05	88,455
Plans not approved by stockholders	—	—	—

2012 Equity Compensation Plan

Our 2012 Equity Compensation Plan (“2012 Plan”) is administered by our board or any of its committees. The purposes of the 2012 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2012 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2012 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2012 Plan authorizes the issuance of up to 600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2019, we have granted awards under the 2012 Plan equal to approximately 695,758 shares of our common stock, and 354,938 shares have been cancelled or forfeited. Accordingly, there are 390,471 shares of common stock available for future awards under the 2012 Plan. In the event of a change in control, awards under the 2012 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2014 Equity Compensation Plan

Our 2014 Equity Compensation Plan (“2014 Plan”) is administered by our board or any of its committees. The purposes of the 2014 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2014 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2014 Plan authorizes the issuance of up to 1,600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2019, we have granted awards under the 2014 Plan equal to approximately 1,174,558 shares of our common stock, and 23,331 shares have been cancelled or forfeited. Accordingly, there are 448,773 shares of common stock available for future awards under the 2014 Plan. In the event of a change in control, awards under the 2014 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2016 Equity Compensation Plan

Our 2016 Equity Compensation Plan (“2016 Plan”) is administered by our board or any of its committees. The purposes of the 2016 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2016 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2016 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2016 Plan authorizes the issuance of up to 600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2019, we have granted awards under the 2016 Plan equal to approximately 751,545 shares of our common stock, and 40,000 shares have been cancelled or forfeited. Accordingly, there are 88,455 shares of common stock available for future awards under the 2016 Plan. In the event of a change in control, awards under the 2016 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Security Ownership of Certain Beneficial Owners and Management

At April 24, 2020, we had 14,752,700 shares of Class A common stock issued and 14,034,152 outstanding. The following table sets forth information known to us as of April 1, 2020 relating to the beneficial ownership of shares of our Class A common stock by:

●	each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities;

●	Each of our current directors and nominees;

●	each of our current named executive officers; and

●	all current named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal shareholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

Name and Address of Beneficial Owner(1)	Shares	Common Stock Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Christopher Miglino	887,575	—	887,575	6.32%
Kristoffer Nelson	135,001	200,000	335,001	2.35%
Marc Savas	11,945	7,872	19,817	*
Malcolm CasSelle	65,946	7,872	73,818	*
Robert Jordan	6,510	7,872	14,382	*
Colleen DiClaudio	7,813	7,872	15,685	*
Michael Malone	1,292	41,667	42,959	*
All directors and executive officers as a group (7 persons)	1,116,082	273,155	1,389,237	9.71%

Beneficial Owners of 5% or more
Anson Funds Management LP	735,157	—	735,157	5.00%

* Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 456 Seaton St., Los Angeles, CA 90013.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 14,752,700 shares of Class A common stock issued and 14,034,152 outstanding as of April 24, 2020.

(3)	Based on a Schedule 13(g) filed with the SEC on February 14, 2020. The Address of holder is 5950 Berkshire Lane, Suite 2010, Dallas, Texas 75225. Bruce R Winston, Amin Nathoo and Moez Kassam have voting and investment power with respect to the common stock beneficially owned

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions Procedure

We review all known relationships and transactions in which SRAX and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our management, in consultation with our outside legal consultants, determines based on specific fact and circumstances whether SRAX or a related party has a direct or indirect interest in these transactions. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

If it is determined that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

●	the benefits to us of the transaction;

●	the nature of the related party’s interest in the transaction;

●	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of SRAX and our shareholders;

●	the potential impact of the transaction on a director’s independence; and

●	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

Related Party Transactions

Summarized below are certain transactions and business relationships between SRAX and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2018.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in Part III, Item 11 of this Annual Report entitled “Executive Compensation.”

Information regarding disclosure of compensation to a director for the year end December 31, 2019 is included in Part III, Item 11 of this Annual Report entitled “Director Compensation.”

Information regarding the identification of each independent director is included in Part III, Item 10 of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

All of our directors and officers enter into our standard indemnification agreement.

●	On January 2, 2018, we issued a common stock purchase option to Kristoffer Nelson, our Chief Operating Officer and a member of our board of directors. The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common Stock at a price per share of $5.78, has a term of three years and vests quarterly over a three (3) year period.

●	On March 20, 2018, as we began to formally review potential strategic options for SRAX MD, we entered into certain agreements with Erin DeRuggiero, our former chief innovations officer. Pursuant to the terms of the agreements, Ms. DeRuggiero employment agreement was terminated, and she became a consultant of the Company. The term of the consultancy expires in the second quarter of 2018, or upon the sale of the assets comprising SRAX MD, but may be extended by the parties. The terms of the consultancy were substantially similar to her prior employment agreement except that in the event of a sale of the SRAX MD business unit or substantially all of the assets thereof within 120 days from March 20, 2018, (i) we (or our assignee) have the right and the obligation to purchase all of Ms. DeRuggiero’s outstanding Class A common shares (514,667) at a price of $5.80 per share, or an aggregate of $2,985,068.60 and (ii) we will pay Ms. DeRuggiero, an amount equal to five percent (5%) of the cash consideration received from the sale of the SRAX MD business unit. The Company and Ms. DeRuggiero agreed to a customary release from any claims that may have arisen during her employment. In August 2018, SRAX MD was sold to Halyard MD Opco, LLC, an affiliate of Halyard Capital, a private equity firm. Pursuant to the sale, all of the aforementioned Class A common stock of Erin DeRuggiero was repurchased and Ms. DeRuggiero received such compensation described herein.

●	Due to certain provisions of our insider trading policy, on April 2, 2018, we agreed to extend certain outstanding Class A common stock purchase options of varying expiration dates to an extended expiration date of December 31, 2018. Included in these options were the following options held by Kristoffer Nelson, our Chief operating officer and Board member and Marc Savas, a board member:

o	10,000 Class A common stock purchase options issued to Kristoffer Nelson on 1/1/2013 with an exercise price per share of $5.00 and an original expiration date of 1/1/2018;

o	2,400 Class A common stock purchase options issued to Marc Savas on 2/1/2013 with an exercise price per share of $5.00 and an original expiration date of 2/1/2018; and

o	10,000 Class A common stock purchase options issued to Marc Savas on 4/1/2013 with an exercise price per share of $5.00 and an original expiration date of 4/1/2018.

●	In August 2018, pursuant to our sale of the SRAX MD product line, we paid out an aggregate of $2,191,338.04 in stay bonuses, which amount includes $1,507,302.89 paid to Erin DeRuggiero, our former chief innovations officer and Board member.

●	On September 18, 2018, the Board agreed to pay Christopher Miglino, our chief executive officer, an aggregate of $414,250 in salary previously deferred from 2012 through March 15, 2017.

●	On September 18, 2018, as partial consideration for the successful sale of the SRAX MD product line, the Company paid the following transaction bonuses: (i) Christopher Miglino, our chief executive officer received $548,416.67, (ii) Joseph P. Hannan, our former chief financial officer received $50,000 and (iii) Kristoffer Nelson, our chief operating officer, received $43,750.

●	On September 18, 2018, we issued a common stock purchase option to Joseph P. Hannan, our former Chief Financial Officer. The option entitles Mr. Hannan to purchase 250,000 shares of Class A Common Stock at a price per share of $4.20, has a term of three years and vests quarterly over a three (3) year period.

●	On October 15, 2018, the Compensation Committee agreed to pay Joseph P. Hannan, our former chief financial officer, a lump sum of $100,000 in lieu of a bonus of the same amount of restricted stock units, to which he was entitled to under his employment agreement.

●	On December 15, 2018, the we issued a common stock purchase option to Michael Malone, our Chief Financial Officer. The option entitles Mr. Malone to purchase 100,000 shares of Class A Common stock at a price per share of $2.56, has a term of three years and vests quarterly over a three-year period.

●

Our Chief Executive Officer was on the board of directors of one of our advertising customers, YayYo, Inc. which purchases advertising at market rates. As of January 22, 2020 our Chief Executive Officer was no longer a member of the board of directors of YayYo, Inc.

●	During the fiscal year of January 1, 2018 through December 31, 2018, we paid the following compensation to our non-employee board members:

o	an aggregate of $60,000 in cash payable quarterly from April 15, 2018 through April 15, 2019, subject to our board members continuing to be service providers to the Company; and

o	an aggregate of 20,116 Class A common stock purchase options valued at $60,000 that vest quarterly from April 15, 2018 through April 15, 2019, each having an exercise price of $4.92 per share, and a term of seven (7) years.

●	On March 24, 2019, the we issued a common stock purchase option to Kristoffer Nelson, our Chief Operating Officer. The option entitles Mr. Nelson to purchase 100,000 shares of Class A Common stock at a price per share of $3.42, has a term of three years and vests quarterly over a three-year period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by our independent auditor for 2019 and 2018. All fees were paid to RBSM LLP.

	2019	2018
Audit Fees	$215,000	$125,000
Audit-Related Fees		52,500
Tax Fees	20,000	0
All Other Fees	25,000	30,000
Total	$260,000	$207,500

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

Pre-Approval of Independent Auditor Services and Fees

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees, and all other fees paid to the auditors with respect to 2019 were pre-approved by the Audit Committee. RBSM LLP did not provide any other services during 2019 except those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Exhibits

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14

4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	14A	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.26	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.27	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19

4.29	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12

10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14	8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16	8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19

10.41	Form of Securities Purchase Agreement from August 2019 Offering		8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering		8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering		8-K	10.03	001-37916	8/14/19
10.44	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.45	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
14.01	Code of Conduct and Ethics		S-1/A	99.1	333-179151	6/4/12
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
21.01	Subsidiaries of Registrant		10-K	21.01	001-37916	4/16/19
23.01	Consent of RBSM, LLP	*
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRAX, Inc.

May 1, 2020	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	May 1, 2020

/s/ Kristoffer Nelson Kristoffer Nelson	Chief Operating Officer, Director	May 1, 2020

/s/ Michael Malone Michael Malone	Chief Financial Officer, principal financial and accounting officer	May 1, 2020

/s/ Marc Savas Marc Savas	Director	May 1, 2020

/s/ Malcolm CasSelle Malcolm CasSelle	Director	May 1, 2020

/s/ Colleen DiClaudio Colleen DiClaudio	Director	May 1, 2020

/s/ Robert Jordan Robert Jordan	Director	May 1, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRAX, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Accounting Standards Codification Topic 842, Leases.

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

We have served as the Company’s auditor since 2011

New York, NY

May 1, 2020

SRAX, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2019	2018

Assets
Current assets:
Cash and cash equivalents	$32,000	$2,784,000
Accounts receivable, net of valuation allowance of $530,000 and $48,000	805,000	1,829,000
Prepaid expenses	715,000	467,000
Other current assets	306,000	388,000
Total current assets	1,858,000	5,468,000
Property and equipment, net	191,000	192,000
Goodwill	15,645,000	15,645,000
Intangible assets, net	1,966,000	1,763,000
Right to use assets	456,000	-
Other assets	118,000	51,000
Total assets	$20,234,000	$23,119,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,442,000	$3,575,000
Warrant derivative liability	4,397,000	5,442,000
Other current liabilities	537,000	-
Total current liabilities	7,376,000	9,017,000
Lease obligation – long-term	352,000	—
Total liabilities	7,728,000	9,017,000

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2019 and 2018, respectively	—	—
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 13,997,452 and 10,109,530 shares issued and outstanding as of December 31, 2019 and 2018	14,000	10,000
Class B common stock, authorized 9,000,000 shares, $0.001 par value, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Additional paid in capital	48,129,000	32,870,000
Accumulated deficit	(35,637,000)	(18,778,000)
Total stockholders’ equity	12,506,000	14,102,000
Total liabilities and stockholders’ equity	$20,234,000	$23,119,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SRAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2019	2018

Revenues	$3,584,000	$9,881,000
Cost of revenue	1,680,000	3,157,000

Gross profit	1,904,000	6,724,000

Operating expense
Employee related costs	8,656,000	8,866,000
Marketing and selling expenses	2,454,000	1,315,000
Platform costs	1,738,000	1,113,000
Depreciation and amortization	1,164,000	768,000
General and administrative expenses	5,750,000	6,381,000
Total operating expense	19,762,000	18,443,000

Loss from operations	(17,858,000)	(11,719,000)

Other income (expense)
Financing costs	(725,000)	(3,056,000)
Interest income	9,000	-
Gain on sale of SRAX MD, net	658,000	22,108,000
Exchange gain (loss)	12,000	(8,000)
Amortization of debt discount	-	(4,295,000)
Loss on settlement	-	(3,240,000)
Change in fair value of derivative liabilities	1,045,000	8,954,000
Total other income (expense)	999,000	20,463,000

Income (loss) before provision for income taxes	(16,859,000)	8,744,000

Provision for income taxes	—	—

Net income (loss)	$(16,859,000)	$8,744,000

Net (loss) income per share, basic and diluted	$(1.36)	$0.86

Weighted average shares outstanding, basic and diluted	12,377,851	10,121,408

The accompanying footnotes are an integral part of these consolidated financial statements.

SRAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2018

	Preferred Stock		Common Stock		Common stock to be issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	—	$—	9,910,565	$10,000	150,000	$880,000	$32,547,000	$(27,522,000)	$5,915,000
Proceeds from the sale of common stock units	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	79,534	—	—	—	989,000	—	989,000
Vested stock awards issued	—	—	6,667	—	—	—	—	—	—
Shares issued for services	—	—	422,950	—	(150,000)	(860,000)	1,869,000	—	1,009,000
Common stock issued to directors	—	—	26,330	—	—	(20,000)	50,000	—	30,000
Exercise of warrants	—	—	78,149	—	—	—	100,000	—	100,000
Common stock repurchase with SRAX MD sale	—	—	(514,667)	—	—	—	(2,985,000)	—	(2,985,000)
Conversion of debentures	—	—	100,002	—	—	—	300,000	—	300,000
Net Income	—	—	—	—	—	—	—	8,744,000	8,744,000
Balance, December 31, 2018	—	$—	10,109,530	$10,000	—	$—	$32,870,000	$(18,778,000)	$14,102,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SRAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

YEAR ENDED DECEMBER 31, 2019

	Preferred Stock		Common Stock		Common stock to be issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	—	$—	10,109,530	$10,000	—	$—	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation, related to employees	—	—	—	—	—	—	935,000	—	935,000
Sale of common stock and warrants for cash	—	—	3,412,821	3,000	—	—	12,194,000	—	12,197,000
Common stock issued for exercise of warrants	—	—	342,000	1,000	—	—	1,195,000	—	1,196,000
Loss on repricing of warrants	—	—	—	—	—	—	342,000	—	342,000
Common stock issued for services	—	—	75,000	—	—	—	374,000	—	374,000
Shares issued for settlement of original issue discount	—	—	58,101	—	—	—	219,000	—	219,000
Net loss	—	—	—	—	—	—	—	(16,859,000)	(16,859,000)
Balance, December 31, 2019	—	$—	13,997,452	$14,000	—	$—	$48,129,000	$(35,637,000)	$12,506,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SRAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2019	2018

Cash flows from operating activities
Net income (loss)	$(16,859,000)	$8,744,000
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,167,000	1,879,000
Amortization of debt issuance costs	—	1,026,000
Gain on sale of SRAX MD	(658,000)	(22,108,000)
Gain on valuation of warrant derivatives	(1,045,000)	(8,954,000)
Loss on settlement of debt	—	3,240,000
Loss on fair value of investments	6,000	—
Fair value of common stock issued for settlement of original issue discount	219,000	—
Amortization of debt discount	—	4,294,000
Loss on repricing of warrants	342,000	—
Digital currency assets impairment loss	—	32,000
Provision for bad debts	482,000	(12,000)
Depreciation expense	74,000	44,000
Amortization of intangibles	1,089,000	724,000
Changes in operating assets and liabilities:
Accounts receivable	1,638,000	960,000
Prepaid expenses	(106,000)	(215,000)
Other assets	81,000	(214,000)
Accounts payable and accrued expenses	(2,214,000)	(3,103,000)
Other current liabilities	434,000	—
Net cash used in operating activities	(15,350,000)	(13,663,000)

Cash flows from investing activities
Proceeds from sale of SRAX MD	570,000	22,981,000
Purchase of equipment	(73,000)	(82,000)
Digital currency assets	—	(63,000)
Development of software	(1,292,000)	(961,000)
Net cash provided by (used in) investing activities	(795,000)	21,875,000

Cash flows from financing activities
Proceeds from the issuance of common stock units	12,197,000	—
Proceeds from the issuance of common stock in conjunction with warrant exercised	—	100,000
Repayments of notes payable	—	(6,545,000)
Proceeds from the exercise of warrants	1,196,000	—
Net cash (used in) provided by financing activities	13,393,000	(6,445,000)

Net increase / (decrease) in cash and cash equivalents	(2,752,000)	1,767,000
Cash and cash equivalents
Beginning of year	2,784,000	1,017,000
End of year	$32,000	$2,784,000

The accompanying footnotes are an integral part of these consolidated financial statements.

SRAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31,

	2019	2018

Supplemental schedule of cash flow information
Cash paid for interest	$136,000	$1,531,000
Cash paid for taxes	$—	$—

Supplemental schedule of noncash financing activities
Common stock issued for preferred stock conversion and vesting grants	$—	$150,000
Issuance of common stock to be issued	$—	$880,000
Shares issued for convertible note conversions	$—	$300,000
Common stock received in lieu of cash for account received	$50,000	$—
Common stock issued to settle liabilities	$219,000	$—
Record right to use assets	$(526,000)	$—
Record operating lease liability	$526,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

SRAX, Inc. (formally known as “Social Reality, Inc.”, (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired 100% of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009 which began business in May of 2010, in exchange for 2,465,753 shares of our Class A common stock. The former members of Social Reality, LLC owned 100% of our Class A common stock after the acquisition.

We are a data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities maximize profits associated with advertising campaigns and (ii) gaining insight into the activities of their customers.

We derive our revenues from the:

●	Sale and licensing of our proprietary SaaS platform; and
●	Sales of proprietary consumer data; and
●	Sales of digital advertising campaigns.

We are headquartered in Los Angeles, California.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the development of BIGToken will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at December 31, 2019, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report filed on Form 10-K and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of December 31, 2019, along with the proceeds will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, until beginning of the second quarter of 2020. Accordingly, we will require additional capital to fund our operations and the development of BIGToken. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. At December 31, 2019, the Company had $32,000 in cash and cash equivalents. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the first quarter of 2020, the Company was able to raise $3.5 million in debt investments. The Company’s capital-raising efforts are ongoing and the Company has taken the following steps to increase the likelihood of a successful financing: 1) Applied to the Small Business Administration for funding under the Payroll Protection Program, 2) additional agreements are in place for an additional $2.5 million in debt financing, contingent on certain factors, and 3) Monthly operating expenses are scrutinized and controlled. If sufficient capital cannot be raised during 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control of the subsidiary.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

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

Accounting for discontinued operations

We regularly review underperforming assets (product offerings) to determine if a sale or disposal might be a better way to monetize the assets. When a product line or other asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under the this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

We operate as a single reporting unit that has multiple product offerings. All our product offerings are in the same geographic market, sharing the same building, equipment, and managed by a single general manager. The product level is the lowest level for which discrete financial information related solely to revenue and related accounts receivable is available and the level reviewed by management to analyze operating results. Our senior management is compensated based on the results of all the product offerings as a whole, not the results of any individual product line We have determined that the sale of the SRAX MD product line did not qualify for as a discontinued operation pursuant to guidance in ASC 205-20.

During 2018, based on revenue results management and board decided to accept the offer for the sale of the SRAX MD product line. The Company decided to monetize the SRAX MD product line via a sale rather than continue to offer the SRAX MD product to its customers. We have retained an approximately 30% interest in the purchaser of the SRAX MD product line, however, based on the operating agreement covering our ownership we have no ongoing or further involvement in the operations of the purchaser of SRAX MD. The sale of the SRAX MD product line is not considered to be discontinued operations pursuant to the guidance in ASC 205-20.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, allowance for doubtful accounts, BigToken point redemption liability, stock-based compensation, income taxes, warrant liabilities, embedded conversion options, goodwill, other intangible assets, put rights and free standing warrants.

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

The Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2019 and 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and goodwill for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations. Derivative instruments are carried at fair value, generally estimated using the Black-Scholes Merton model.

As of December 31, 2019 and 2018 the Company had none and $2,723,264, respectively, of United States Treasury bills with maturities less than 90 days within cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was approximately $530,000 and $49,000 at December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company had three customers with accounts receivable balances of approximately 23.7%, 15.0%, and 13.7%. At December 31, 2018, the Company had two customers with accounts receivable balances of approximately 57.7% and 17.3%.

For the year ended December 31, 2019, the Company had two customers that account for approximately 17.7% and 12.9% of total revenue. For the year ended December 31, 2018, the Company had two customers that accounted for 19.4% and 14.9%.

As of December 31, 2019, the Company had two suppliers with accounts payable balances of approximately 17.9% and 12.7%. At December 31, 2018, the Company had three suppliers with accounts payable balances of approximately 36.6%, 26.0%, and 13.9%.

For the year ended December 31, 2019, the Company had two suppliers that account for approximately 29.7% and 14.9% of total expense. For the year ended December 31, 2018, the Company had two suppliers that accounted for 21.9% and 15.9% of total expense.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2019 or 2018, respectively.

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

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2019, and 2018 there has been no impairment associated with internal use software. For the years ended December 31, 2019, and 2018, the Company capitalized software development costs of $1,292,000 and $961,000, respectively.

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

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of December 31, 2019 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. The Company concluded the fair value of the goodwill exceed the carrying value accordingly there were no indicators of impairment for the years ended December 31, 2019 and 2018.

The Company had historically performed its annual goodwill and impairment assessment on December 31st of each year. This aligns the Company with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

We compare the carrying value of the goodwill, with its fair value, as determined by a combination of the market approach and income approach, its estimated discounted cash flows. If the carrying value of goodwill exceeds its fair value, then the amount of impairment to be recognized. We operate as one reporting unit.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using a Black-Scholes option pricing model, at each measurement date.

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

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.

On November 29, 2018, the Company invoked the early redemption clause in certain of its convertible notes payable pursuant to which the Company redeemed early these convertible notes payable by cash and issuing warrant to purchase shares of common stock (the “Redemption Penalty Warrants”). In connection with the early retirement of these notes payable, the warrants issued to these investors included a registration rights agreement clause, pursuant to which the Company agreed to provide certain registration rights with respect to the warrants issued. The registration rights agreements require the Company to file a registration statement within 90 calendar days from the final closing under the retirement transaction and to be effective 60 calendar days thereafter. The final closing under the retirement transaction of the debentures occurred on November 29, 2018. On February 11, 2019, the Company filed the required registration statement, as of this filing, it has yet to be declared effective. If the registration statement is not declared effective, the Company is subject to a 2% penalty of investors’ subscription amount. The Company has estimated the liability under the registration rights agreement was $0 as of December 31, 2019 and 2018.

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

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offerings revenue streams as follows:

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

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

●	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

●	We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

●	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

●	We made the accounting policy election to exclude any sales and similar taxes from the transaction price; and

●	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Earnings Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

There were 7,429,949 common share equivalents at December 31, 2019 and 4,853,085 at December 31, 2018. For the year ended December 31, 2018 these potential shares were excluded from the shares used to calculate diluted. These securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a ROU asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective optional transition method. Thus, the standard was applied starting January 1, 2019 and prior periods were not restated.

We applied the package of practical expedients permitted under the transition guidance. As a result, we did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date. See Note 5 for additional information.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-employee Share-Based Payment Accounting.” This guidance expands the scope of Topic 718 “Compensation - Stock Compensation” to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.” The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which amends ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 is effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-15, effective January 1, 2019, did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. We adopted ASU 2017-04 and it did not have a material impact on our consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Sale of SRAX MD:

On August 6, 2018, we completed the sale of substantially all of the assets related to our SRAX MD product line for aggregate consideration of up to $52,500,000. The purchase price consists of (i) $33,000,000 in cash, (ii) 30% interest in the purchaser of SRAX MD assets and (iii) an earn-out of up to $9,000,000 upon the SRAX MD product line achieving certain gross profit thresholds (the “Earn-Out”). A total of $762,500 of the purchase price was placed into escrow accounts subject to future release. During the year ended December 31, 2019, the Company received the escrow funds of approximately $658,000, net of expense of $105,000.

Given the Company will retain an ongoing equity interest in the purchaser of SRAX MD, the Company evaluated the potential existence of variable interest entity accounting treatment under ASC 810. Given the Company had no input into the design of the purchasing entity, is not a primary beneficiary of the purchaser entity and has no ongoing role in management or governance other than that of a passive, minority investor, the Company determined that the presence of a variable interest entity was not present.

Assets transferred to the purchaser in the transaction included $3,536,503 of accounts receivable and $216,479 of prepaid expense items. The purchaser also assumed $191,164 of accounts payable obligations and $333,014 of additional accrued expense items. The Company received a credit to the purchase price of $196,055 for over-delivery of working capital beyond a contractual $3 million working capital target. The Company has recorded a zero value for the interest retained in the purchaser of SRAX MD assets.

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

Below are the major components of the gain we recorded on the sale of the SRAX md assets during 2018:

GAIN ON SALE OF SRAX MD:

Cash Proceeds	$32,966,303
Fair Value of Interest Retained	—
Carrying amount of Assets Sold
Fixed Assets	(117,000)
Working Capital	(3,228,803)
Transactions Fees & Sales Commissions	(7,512,472)
Gain on Sale	$22,108,028

Components of operating results for the SRAX MD product group have not been classified as discontinued operations. Pursuant to guidance in ASC 205-20, Discontinued Operations, we noted that the SRAX MD product line was not a reportable segment or a separate operating segment and nor was it deemed to be a strategic shift. Under this guidance, an entity presents a disposal as a discontinued operation if it “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” ASC Topic 205-20-45 does not clearly define on a quantitative basis as to how an entity would establish whether a component, business activity is individually significant. Additionally, the sale of the SRAX MD product line did not qualify under ASC Topic 360-10-35 to 45 for determination of the gain or loss. The sale of the SRAX MD product group does not constitute a shift in our corporate strategy or purpose as we continue to operate a diversified product group of digital advertising tools, as we have done since inception in 2010. The core technology and other key elements of the SRAX advertising platform will remain owned by us, with certain license agreements for use of our software granted to the purchaser as part of the transaction. SRAX Md was a product developed from our core technology. In addition to the assets, 12 of our existing employees also transferred. The Company have not assigned any goodwill upon disposal of a SRAX MD.

SRAX MD, like each of the remaining SRAX product groups/offerings, has not historically operated as a discrete business entity or division within our company. As such, it along with the other product groups rely upon shared employees and a shared technology platform to operate. Furthermore, certain advertisers may also purchase advertising across multiple product lines, making individual product financial statements more difficult to segregate. Due to its in-house organic development, SRAX MD also had no separately capitalized assets.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2019	2018
Office equipment	$406,000	333,000
Accumulated depreciation	(215,000)	(141,000)
Property and equipment, net	$191,000	192,000

Depreciation expense for the years ended December 31, 2019 and 2018 was $74,000 and $44,000, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2019	2018

Non-compete agreement	$1,250,000	$1,250,000
Intellectual property	756,000	756,000
Acquired Software	617,000	617,000
Internally developed software	2,856,000	1,564,000
Total cost	5,479,000	4,187,000
Accumulated amortization	(3,513,000)	(2,424,000)
Intangible assets, net	$1,966,000	$1,763,000

Amortization expense was $151,000 for intellectual property, $733,000 for internally developed software and $206,000 acquired software for the year ended December 31, 2019. Amortization expense was $51,000 for intellectual property, $122,000 for the non-compete agreement, $365,000 for internally developed software and $151,000 acquired software for the year ended December 31, 2018.

The estimated future amortization expense for the years ended December 31, are as follows:

2020	$1,019,000
2021	732,000
2022	215,000
$1,966,000

As of December 31, 2019 and 2018, goodwill was $15,645,000 and there were no additions or impairments during the years ended December 31, 2019 and 2018.

NOTE 5 – RIGHT TO USE ASSETS

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

The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases*	Consolidated Balance Sheet Caption	Balance as of December 31, 2019
Operating lease right-of-use assets - non-current	Right of Use Asset	$456,000

Operating lease liabilities - current	Accrued liabilities	$91,000
Operating lease liabilities - non-current	Lease Obligation – Long-Term	$352,000
Total operating lease liabilities		$443,000

* As of December 31, 2019, we have no “finance leases” as defined in ASC 842.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Consolidated Statement of Operations.

The components of our aggregate lease expense summarized below for the year ended December 31, 2019:

Operating lease cost	163,000
Variable lease cost	—
Short-term lease cost	—
Total lease cost	163,000

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2019	3.75 years	18%

Future Contractual Lease Payments as of December 31, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2020	163,000
2021	163,000
2022	163,000
2023	123,000
Total future lease payments, undiscounted	612,000
Less: Implied interest	(169,000)
Present value of operating lease payments	443,000

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, are comprised of the following:

	2019	2018

Accounts payable, trade	$1,708,000	$2,518,000
Accrued expenses	335,000	256,000
Accrued compensation	270,000	722,000
Accrued commissions	129,000	79,000
Accounts payable and accrued expenses	$2,442,000	$3,575,000

NOTE 7 – OTHER CURRENT LIABILITIES

BIGToken Point liability

In 2019, the Company launched the BIGToken consumer data management platform, where registered users are rewarded for undertaking actions and sharing data within the platform. The business is currently based on a platform of registered users, developed as a direct to consumer data marketplace where users are paid for their data.

During the year ended December 31, 2019 the Company instituted a policy that allows BIGToken users to redeem outstanding BIGToken points for cash if their account and point balances meet certain criteria. As of December 31, 2019, the Company has estimated the future liability for point redemptions to be $446,000. The Company considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility

The Company utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGToken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

NOTE 8 – SECURED CONVERTIBLE DEBENTURES, NET

On November 29, 2018, the Company redeemed the outstanding principal balance of the Series A1 and A2 Debentures (collectively the “Debentures”) with the repayment of the Debentures face value or $6,545,157, a 10% prepayment penalty of $654,517 and the issuance of Series B1 warrants for a total of 50% of the of the conversion shares issuable on an as-converted basis as if the principal amount of the Debenture had been converted immediately prior to the optional redemption.. Also, the Company issued warrants to purchase 1,090,862 shares of its Class A common stock (“Series B1 Warrants”). The Series B1 Warrants were issued pursuant to the redemption terms of the Company’s Debentures. The Company received no additional consideration for the issuance. The Series B1 Warrants were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

As of December 31, 2019 and 2018, there was zero principle balance of secured convertible debentures.

The Series B1 warrants have a term of five (5) years from the date in which each of the redeemed Debenture were issued. Accordingly, of the Series B1 Warrants: (i) 277,500 have an expiration date of April 21, 2022, and (ii) 813,362 have an expiration date of October 27, 2022.

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

The Company identified embedded derivatives related to the Series B Warrants issued. These embedded derivatives included the right for the holders to request for the Company to purchase the Series B Warrant from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Series A2 Warrant on the date of the consummation of a fundamental transaction.

The Series B1 Warrants have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has determined that the Series B1 Warrants have an embedded feature that cause the Series B1 Warrants to be treated as a derivative liability. The Company has estimated the fair value of the Series B1 Warrant instruments using the Black-Scholes Model with key input variables provided by management, as of the date of issuance, with the fair value treated as an additional expense related to the extinguishment of the Debentures, and at each reporting date, with the changes in fair value of the Series B Warrants recorded as gains or losses on revaluation in other income (expense). See Note 9 – Warrant Liabilities for further information for the fair value of the Series B1 Warrants.

NOTE 9 – DERIVATIVE LIABILITIES

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

The Warrant derivative liability is comprised of the following warrant instruments (collectively, the “Derivative Liabilities”):

1.	In January 2017, the Company issued Series A Warrants in Our registered direct and concurrent private placement;
2.	In April and October 2017, the Company issued the Series A1 Warrants and Series A2 Warrants in connection with the private placement of secured convertible debentures; and

3.	In November 2018, the Company issued the Series B1 Warrants upon redemption of the outstanding convertible debentures issued in April and October 2017, pursuant to the terms of such debentures.

Series	Number of Warrants
Series A warrants	267,535
Series A1 warrants	471,667
Series A2 warrants	813,364
Series B1 warrants	1,090,863
Leapfrog warrants	350,000
Total	2,993,429

Series A Warrants

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

The Series A Warrants fair value as of December 31, 2019 and 2018 was estimated to be $368,000 and $496,000, respectively, based on a risk-free interest rates of 1.62 and 2.46 respectively, an expected term of 2 and 3 years, respectively, an expected volatility of 100% and 164%, respectively and a 0% dividend yield.

Series A1 Warrant

The Series A1 Warrants are initially exercisable at $3.00 per share and, if at any time after the six-month anniversary of the issuance the underlying shares of our class A common stock are not covered by an effective resale registration statement, the Series A1 Warrants are exercisable on a cashless basis. The conversion price of the Debentures and the exercise price of the Series A1 Warrants are subject to adjustments upon certain events, including stock splits, stock dividends, subsequent equity transactions (other than specified exempt issuances), subsequent rights offerings, and fundamental transactions, subject to a floor of $1.40 per share. If we fail to timely deliver the shares of our class A common stock upon any conversion of the Series A1 Debentures or exercise of the Series A1 Warrants, we will be subject to certain buy-in provisions. Pursuant to the terms of the Series A1 Debentures and Series A1 Warrants, a holder will not have the right to convert any portion of the Series A1 Debentures or exercise any portion of the Series A1 Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of class A common stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Series A1 Debentures and the Series A1 Warrants; provided that after the Shareholder Approval Date, as defined below, at the election of a holder and notice to us such percentage ownership limitation may be increased or decreased to any other percentage, not to exceed 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to us.

In accordance with the Nasdaq Marketplace Rules, until such time as our stockholders have approved the Securities Purchase Agreements and the transactions thereunder (the “Shareholder Approval Date”), we were not obligated to issue any shares of our class A common stock upon any conversion of the Series A1 Debentures and/or exercise of the Series A1 Warrants, and the holders had no right to receive upon conversion and/or exercise thereof any shares of our Class A common stock, to the extent the issuance of such shares of Class A common stock would exceed 20% of our outstanding Class A common stock prior to the transaction. We held a special meeting of the shareholders on June 23, 2017 whereby we obtained approval of the Securities Purchase Agreements and the transactions thereunder.

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

The Series A1 Warrants fair value as of December 31, 2019 and 2018 was estimated to be $618,000 and $868,000, respectively based on a risk-free interest rate ranging from 1.62% to 2.46%, an expected term ranging from 2.38 to 3.38, an expected volatility ranging from 100% to 164% and a 0% dividend yield. During the years ended December 31, 2019 and 2018, we recorded a decrease in the fair value of the warrant derivative liability of $284,000 and $1,774,000, respectively. This was recorded as a gain on change in fair value of derivative liability.

Series A2 Warrants

The Series A2 Warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share.

The Series A2 Warrants fair value as of December 31, 2019 and 2018 was estimated to be $1,142,000 and $1,446,000, respectively based on a risk-free interest rate ranging from 1.62 to 2.46, an expected term ranging from 2.88 to 3.88 years, an expected volatility ranging from 100% to 158% and a 0% dividend yield. During the years ended December 31, 2019 and 2018, we recorded the decrease in the fair value of the warrant derivative liability of $303,000 and $3,170,000, respectively. This was recorded as a gain on change in fair value of derivative liability.

Series B1 Warrants

The Series B1 Warrants have a term of five (5) years from the date in which each of the redeemed Debenture were issued. Accordingly, of the Series B1 Warrants: (i) 277,500 have an expiration date of April 21, 2022, and (ii) 813,362 have an expiration date of October 27, 2022.

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

The Series B1 Warrants fair value at December 31, 2019 and 2018 was estimated to be $1,786,000 and $2,010,000, respectively, based on a risk-free interest rate of 1.62 and 2.46, respectively, an expected term of 3.91 and 4.91 an expected volatility of 100% and a 155%, respectively, and a 0% dividend yield. During the years ended December 31, 2019 and 2018, we recorded a decrease, in the fair value of the warrant derivative liability of $224,000 and $1,230,000, respectively. This was recorded as a loss on change in fair value of derivative liability.

Leapfrog Warrants

The Leapfrog Warrants fair value at December 31, 2019 and 2018 was estimated to be $480,000 and $622,000, respectively, based on a risk-free interest rate of 1.62 and 2.46, an expected term of 2.63 and 3.63, respectively, expected volatility of 100% and 167%, respectively and a 0% dividend yield. During the years ended December 31, 2019 and 2018, we recorded a decrease, in the fair value of the warrant derivative liability of $142,000 and $1,251,000, respectively. This was recorded as a loss on change in fair value of derivative liability.

The Warrant liabilities are comprised of the following at December 31:

	Debenture Warrant Liabilities	Leapfrog Warrant Liability	Derivative Liability	Total
Balance December 31, 2017	$7,257,000	$1,873,000	$2,026,000	$11,156,000
Issuance of derivate instruments	3,240,000	-	-	3,240,000
Adjustment to outstanding instruments	2,000	-	(329,000)	(327,000)
Adjustment to fair value	(6,175,000)	(1,251,000)	(1,201,000)	(8,627,000)
Balance December 31, 2018	4,324,000	622,000	496,000	5,442,000
Adjustment to fair value	(775,000)	(142,000)	(128,000)	(1,045,000)
Balance December 31, 2019	$3,549,000	$480,000	$368,000	$4,397,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise due to their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

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

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Business Interruption

The Company may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. The Company’s customer and, suppliers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for the Company’s products may be negatively impacted. COVID-19 has also impacted the Company’s sales efforts as its ability to make sales calls is constrained. The Company’s ability to promote sales through promotional activities has also been constrained. Trade shows and sales conferences, major events used to introduce and sell the Company’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect the Company’s regular sales, which could in turn result in reduced sales and a lower gross margin.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

In April 2019, the Company sold 1,687,825 shares of the Company’s common stock for gross proceeds of $6,751,300, or $4.00 per share. The net proceeds after the placement agent fees, of approximately $523,000, was approximately $6,229,000.

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

In July 2019, we issued a 75,000 share of the Company’s common stock as compensation. On the date of grant the fair value of the shares was $374,000. The fair value is be expensed over a one-year service period. For the twelve months ended December 31, 2019, the compensation expense was $235,000.

In August 2019, the Company entered into a settlement agreement with a lender. Based on the settlement agreement, the lender and the Company agreed to cancel the 220,000 shares of common stock issued as collateral. As of the settlement date, the Company owed the lender $150,000 for the original issue discount. The Company issued 58,101 shares of the Company’s common stock as payment for the original issue discount issue. The fair value of the shares on the date of issuance was $219,000.

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

NOTE 12 – STOCK OPTIONS, AWARDS AND WARRANTS

2012, 2014 and 2016 Equity Compensation Plans

In January 2012, our board of directors and stockholders authorized the 2012 Equity Compensation Plan, which we refer to as the 2012 Plan, covering 600,000 shares of our Class A common stock. On November 5, 2014, our board of directors approved the adoption of our 2014 Equity Compensation Plan (the “2014 Plan”) and reserved 600,000 shares of our Class A common stock for grants under this plan. On February 23, 2016, our board of directors approved the adoption of our 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of our Class A common stock for grants under this plan. The purpose of the 2012, 2014 and 2016 Plans is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our company’s business. The 2012, 2014 and 2016 Plans are administered by our board of directors. Plan options may either be:

●	incentive stock options (ISOs),
●	non-qualified options (NSOs),
●	awards of our common stock,
●	stock appreciation rights (SARs),
●	restricted stock units (RSUs),
●	performance units,
●	performance shares, and
●	other stock-based awards.

Any option granted under the 2012, 2014 and 2016 Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012, 2014 or 2016 Plans is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012, 2014 or 2016 Plans is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Transactions involving our stock options for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

In September 2018, 250,000 common stock purchase warrants, having an exercise price of $4.20 per share with an option value as of the grant date of $488,106 calculated using the Black-Scholes option pricing model were granted to Joseph P. Hannan, our former chief financial officer. The options vested one third annually and expire three years after the vesting date. Upon Mr. Hannan’s termination in December of 2018, 229,166 option terminated.

In December 2018, 100,000 common stock purchase warrants, having an exercise price of $2.56 per share with an option value as of the grant date of $220,832 calculated using the Black-Scholes option pricing model were granted to Michael Malone, our chief financial officer. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

In March 2019, 685,000 common stock options having an exercise price of $3.42 per share with an option value as of the grant date of $1,513,137 calculated using the Black-Scholes option pricing model were granted to several employees and members of our management team. This expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

In April 2019 the Company issued 11,252 options to purchase the Company’s common stock at a price of $5.49 to our non-executive directors. Each of our four non-executive directors received 2,813 options that vest 1/4th quarterly over the next year with an expiration date of April 15, 2026. The options were valued using the Black Scholes option pricing model at a total of $60,000 based on the seven-year term, implied volatility of 102% and a risk-free equivalent yield of 2.46%, stock price of $5.49.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2017	424,300	$6.65	3.10	$105,425	$
Granted	480,236	3.57	1.41	—		2.74
Exercised	-	—	—	—		—
Forfeited	(356,874)	4.84	—	—		2.91
Outstanding — December 31, 2018	547,662	5.94	2.73	—
Vested and exercisable - December 31. 2018	331,993	6.80	2.86	—		4.24
Unvested and non-exercisable - December 31, 2018	205,669	4.36	2.62	—		2.97

Outstanding — December 31, 2018	547,662	5.94	2.73	—
Granted	696,252	3.45	2.34	—		2.25
Exercised	-	—	—	—		—
Forfeited	(51,395)	6.92	—	—		3.37
Outstanding — December 31, 2019	1,192,519	4.14	2.17	—
Vested and exercisable — December 31, 2019	355,083	5.63	2.22	—		3.98
Unvested and non-exercisable - December 31, 2019	837,436	$3.49	2.15	$—		$2.29

During the years ended December 31, 2019 and 2018, we recorded compensation expense of $1,168,000 and $668,000, respectively, related to stock-based compensation.

As of December 31, 2019, compensation cost related to the unvested options not yet recognized was approximately $2,070,000. The weighted average period over which the $2,070,000 will vest is estimated to be 2.2 years.

Transactions involving our common stock awards for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

On May 13, 2019 the Company entered into a consulting agreement with a contractor for services related to BIGToken. The agreement provides for 300,000 warrants with vesting conditions based on BIGToken user growth in Asia. The warrants were valued using the Black Scholes option pricing model at a total of $1,138,332 based on the five-year term, implied volatility of 101%, a risk-free equivalent yield of 1.8% and stock price of $4.99.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2017	2,485,005	$5.09	2.19	$7,201,286	$
Granted	2,162,058	3.00	3.82	—		2.97
Exercised	(95,238)	2.25	—	—		4.48
Forfeited	(226,402)	6.95	—	—		4.52
Outstanding — December 31, 2018	4,325,423	5.05	2.85	—
Vested and exercisable - December 31. 2018	4,325,423	5.05	2.85	—		3.08
Unvested and non-exercisable - December 31, 2018	—	—	—	—		—

Outstanding — December 31, 2018	4,325,423	5.05	2.85	—
Granted	3,885,442	3.99	2.21	94,910		1.60
Exercised	(342,000)	3.50	—	—		4.79
Forfeited	(1,631,435)	5.14	—	—		1.97
Outstanding — December 31, 2019	6,237,430	3.57	2.68	—
Vested and exercisable — December 31, 2019	5,937,430	3.51	2.60	—		2.34
Unvested and non-exercisable - December 31, 2019	300,000	$4.75	4.43	$—		$3.88

NOTE 13 – RELATED PARTY TRANSACTIONS

On March 20, 2018, we entered into certain retention and bonus agreements with SRAX MD employees, including Erin DeRuggiero, our chief innovations officer. Pursuant to the terms of the agreements with Ms. DeRuggiero, her employment agreement was terminated, and she became a consultant to the Company. The term of the consultancy expired upon the sale of the assets comprising SRAX MD. Pursuant to the terms of the agreement, we paid Ms. DeRuggiero a total of $5.2 million at closing which also included repurchase of 514,000 shares of our Class A common stock in 2018.

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

Our Chief Executive Officer served on the board of directors for some months in 2018 of one of our advertising customers which purchases advertising at market rates.

NOTE 14 – INCOME TAXES

Income tax (benefit) expense from continuing operations for the year ended December 31, 2019 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(3,198,000)	$(3,198,000)
State	—	(920,000)	(920,000)
Subtotal	—	(4,118,000)	(4,118,000)
Valuation allowance	—	4,118,000	4,118,000
Total	$—	$—	$—

Income tax (benefit) expense from continuing operations for the year ended December 31, 2018 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(1,302,000)	(1,302,000)
State	—	(701,000)	(701,000)
Subtotal	—	(2,003,000)	(2,003,000)
Valuation allowance	—	2,003,000	2,003,000
Total	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2019	2018
Taxes calculated at federal rate	21.0%	21.0%
State income tax, net of federal benefit	-%	(1.9)%
Stock based compensation	(1.4)%	1.4%
Permanent Differences	-%	1.0)%
Change in Valuation Allowance	(23.7)%	13.9%
Fair market adjustment derivatives	1.3%	(21.5)%
Prior year True-ups	3.0%	(14.9)%
True-up to deferred tax rate	-%	—%
Other adjustments	(0.2)%	1.0%
Provision for income taxes	—%	—%

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

	2019	2018
Deferred Tax Assets
Net operating loss carryforwards	$6,621,000	$2,915,000
Bad debt expense	111,000	—
Accrued interest	492,000	—
Stock based compensation	431,000	431,000
Other accruals	84,000	25,000
Total Deferred Tax Assets	7,739,000	3,371,000

Deferred Tax Liabilities
Fixed assets	(39,000)	(38,000)
Stock based compensation
Intangibles	(327,000)	(250,000)
Prepaid expenses	(20,000)	(13,000)
Total Deferred Tax Liabilities	(386,000)	(301,000)

Net Deferred Tax Assets	7,353,000	3,070,000
Valuation Allowance	(7,353,000)	(3,070,000)

Net deferred tax / (liabilities)	$—	$—

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

During the years ended December 31, 2019 and 2018, the valuation allowance increased (decreased) by $4,283,000 and $(1,221,226), respectively. The increase (decrease) for both years was attributable to the increase (decrease) in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At December 31, 2019, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $29,511,000 and $23,447,000, respectively, both of which begin to expire in 2032 and 2032 respectively. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2019 and 2018, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $20.1 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had no financial assets or liabilities as of December 31, 2019 and 2018:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Debenture warrant liability	$3,549,000	$—	—	3,549,000
Leapfrog warrant liability	480,000	—	—	480,000
Derivative liability	368,000	—	—	368,000
Total liabilities	$4,397,000	$—	$—	$4,397,000
Securities:
Certificates of deposit	—	—	—	—
Money Market funds	—	—	—	—
Total assets	$—	$—	$—	$—

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Debenture warrant liability	$4,324,000	$—	—	4,324,000
Leapfrog warrant liability	622,000	—	—	622,000
Derivative liability	496,000	—	—	496,000
Total liabilities	$5,442,000	$—	$—	$5,442,000
Securities:
U.S. government-sponsored agency securities	2,723,000	2,723,000	—	—
Total assets	$2,723,000	$2,723,000	$—	$—

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the years ended December 31:

	2019	2018
Outstanding, beginning of the period	$5,442,000	$11,156,000
Initial derivative liability on issuance of warrants	-	3,240,000
Change in fair value	(1,045,000)	(8,954,000)
Warrant liabilities	$4,397,000	$5,442,000

Equity investments include the Company’s retention of an approximately 30% membership interest in the purchaser of SRAX MD group of assets (a limited liability company). The investment was valued initially at its cost basis which was nil. The Company has limited access to operating results and information and has no significant influence over the purchaser of SRAX MD. The operating agreement designates a different managing member for that entity. Accordingly, the value at December 31, 2019 and 2018 is nil and is a level 3 asset.

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

●	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

●	Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

NOTE 16 – SUBSEQUENT EVENTS

Loans and Security Agreements

On February 28, 2020, SRAX, Inc. (the “Company”) entered into a term loan and security agreement (the “Loan Agreement”) with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. (“Lender). Pursuant to the Loan Agreement, the Company will borrow up to $5,000,000, subject to the conditions contained below (the “Loan”).

The Loan is secured by substantially all of the assets of the Company pursuant to the Loan Agreement and the intellectual property security agreement (“Security Agreement”) entered into in connection with the transaction.

The Loan bears interest at ten percent (10%) per annum, and has a maturity date of March 1, 2022 (“Maturity Date”). Beginning on August 1, 2020, and continuing on the first day of each month thereafter until the Maturity Date, the Company will make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule, based on the principal outstanding on July 31, 2020. Additionally, the Company will have the option of a one (1) time payment-in-kind payment (“PIK Payment”) for a monthly required payment of principal and interest, which will defer such payments and result in a recalculation of the amortization schedule. In the event that the Company is late on any payments under the Loan, a late charge of three percent (3%) of the amount of the payment due will be assessed.

Upon the Initial Loan, the Company paid Lender: (i) an origination fee of $300,000, (ii) $35,000 in attorneys’ fees reimbursement, and (iii) certain other costs and expenses associated with the completion of the Loan, including but not limited to escrow fees and recording fees. Accordingly, the Company received net proceeds of approximately $2,163,800 from the Initial Loan.

The occurrence of an event of default under the Loan Agreement (“Event of Default”) will accelerate all amounts due under the Loan. Events of Default include, but are not limited to: (i) failure to make payments on principal or interest due after Lender providing five (5) days notice, (ii) failure by the Company to timely perform its obligations, or abide by its covenants, or agreements in the Loan Agreement, subject to applicable cure periods, (ii) certain breaches of representations and warranties, or (iv) the initiation of bankruptcy proceedings. Upon an Event of Default, the interest rate will be increased by an additional five percent (5%) on all amounts owed under the Loan.

Under the Loan: (i) an initial draw of $2,500,000 on February 28, 2020 (the “Initial Loan”) and (ii) the remaining $2,500,000 (“Second Loan”) within (30) days of the Company entering into an at the market sales agreement (“ATM Agreement”) with the Lender and the filing of an at the market offering on Form S-3 with the Securities and Exchange Commission (“SEC”) registering the shares to be sold pursuant to the ATM Agreement (the “ATM”). The Company agreed to file the ATM by May 1, 2020. Additionally, the Company will be required to increase the dollar amount authorized under the ATM each time additional capacity of at least $1,000,000 is available under federal securities laws.

The Loan may be prepaid in whole or in part at any time at the discretion of the Company. The Loan also provides for mandatory prepayments of all of the net cash received upon (i) a sale of the company’ assets, (ii) raising additional capital through the issuance of equity or debt securities, or (iii) sales under the ATM described above.

Pursuant to the Loan Agreement, the Company agreed to issue to Lender: (i) 500,000 Common Stock purchase warrants on the date of the Initial Loan (“Initial Warrant”) and (ii) 500,000 Common Stock purchase warrants on the date of the Second Loan (“Second Warrant”) (collectively, the “Warrants”). The Warrants have an exercise price equal to a 25% premium of the closing price of the Common Stock on their respective date of issue (provided that the exercise price of the Warrants cannot be less than $2.50 per share, subject to adjustment contained therein). The Initial Warrant has an exercise price of $3.60. The Warrants will expire on October 31, 2022. The Warrants allow for cashless exercise in the event that they are not subject to a registration statement on the six (6) month anniversary of their respective issuances. The Warrants do not contain any price protection / anti-dilution provisions.

During the three months ended March 31, 2020, the Company sold a series of short-term notes with a total principal amount of $450,000. These short-term notes have maturities of 90 days from the date of sale. The notes are redeemable by the Company at any time prior to maturity at face value plus a fee determined by the number of days the notes are outstanding. These fees range from 10% to 36% of the face value. The notes are collateralized by 450,000 shares of the Company’s stock, subject to certain adjustments.

On January 22, 2020 and January 30, 2020, the Company entered into agreements to sell, with recourse, certain accounts receivable with a face value of $453,753 and $74,843, respectively (the “Receivables”) $453,753 and $56,000, respectively. Also, the Company has granted the purchaser a security interest in 268,548 shares of the Company’s common stock. The shares have been issued and held by the Company’s stock transfer agent as treasury shares. Commencing on March 24, 2020 and March 30, 2020, the purchaser may, at its sole option exercise an option (the “Put Option”), cause Company to purchase from Purchaser, any outstanding portion of the Receivables. The purchase price payable by Company to Purchaser for the Receivables upon exercise of the Put Option shall be equal to one hundred and thirty six percent (136%) of the then remaining outstanding balance of the Receivables (“Put Price”). For all Receivables, not subject to a Put Option, the Company pay a true up amount (“True UP Amounts”), as follows (“True UP Triggers”):

January 22, 2020 Purchase

a.	ten percent (10%) of the portion of the Receivables which are paid on or before February 21, 2020;
b.	twenty percent (20%) of the portion of the Receivables which are paid after February 21, 2020 and but on or before March 24, 2020; and
c.	thirty six percent (36%) of the portion of the Receivables which are paid after March 24, 2020

January 30, 2020 Purchase

a.	ten percent (10%) of the portion of the Receivables which are paid on or before February 28, 2020;
b.	twenty percent (20%) of the portion of the Receivables which are paid after February 28, 2020 but on or before March 30, 2020; and
c.	thirty six percent (36%) of the portion of the Receivables which are paid after March 30, 2020

On April 9, 2020 the Company entered into an agreement to amend the January 22 and 30 Accounts receivable agreements. The Purchaser agreed to amend the payment of the Put Price to June 23, 2020 and June 30, 2020 for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively. As consideration for the extension the Company agreed to issue the purchaser 32,668 and 4,032 shares of Class A common stock for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively.

