Form 10-Q
period 2020-03-31
SRAX, Inc.
filed 2020-05-01
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 14,752,700 shares of Class A common stock issued and 14,034,152 shares issued and outstanding as of April 27, 2020. The issuer had 718,548 shares of Class A common stock issued as collateral for certain short-term loans and held as treasury shares.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses;

●	our ability to continue as a going concern;

●	our obligation under a loan and security agreement in the principal amount of $2,500,000 which is secured by substantially all of our assets and intellectual property;

●	our reliance on third party vendors;

●	our potentially required cash payments to redeem the points of certain users of our BIGToken platform;

●	our dependence on our executive officers;

●	the possible price adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions as well as the Series B Warrants issued on redemption of the Debentures in November 2018;

●	the limited market for our Class A common stock;

●	risks associated with securities litigation;

●	our failure to meet financial performance guidance; and

●	risks associated with material weaknesses in our internal control over financial reporting.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Readers should also review the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on May 1, 2020 as well as other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, and reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

Unless otherwise stated, the information which appears on our web sites www.srax.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

Three Months Ended March 31, 2020

SRAX, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$110,000	$32,000
Accounts receivable	515,000	805,000
Prepaid expenses	715,000	715,000
Other current assets	301,000	306,000
Current assets	1,641,000	1,858,000

Property and equipment	172,000	191,000
Goodwill	15,645,000	15,645,000
Intangible assets	1,954,000	1,966,000
Right of use assets	435,000	456,000
Other assets	53,000	118,000
Total Assets	$19,900,000	$20,234,000

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$2,996,000	$2,442,000
Derivative liabilities	3,095,000	4,397,000
Other current liabilities	516,000	537,000
Accounts receivable loan	510,000	-
Short-term promissory notes	450,000	-
Term loan note - current portion	438,000	-
Current liabilities	8,005,000	7,376,000

Right to use liability - long term	352,000	352,000
Term loan note, less current portion	1,626,000
Total liabilities	9,983,000	7,728,000

Preferred stock	-	-
Class A common	14,000	14,000
Class B common	-	-
Additional paid-in capital	48,543,000	48,129,000
Accumulated deficit	(38,640,000)	(35,637,000)
Total stockholders’ equity	9,917,000	12,506,000
Total liabilities and stockholders’ equity	$19,900,000	$20,234,000

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2020	2019

Revenues	$351,000	$592,000
Cost of revenues	112,000	342,000
Gross profit	239,000	250,000

Employee related costs	2,026,000	2,198,000
Marketing and selling expenses	320,000	455,000
Platform Costs	403,000	339,000
Depreciation and amortization	308,000	253,000
General and administrative	1,056,000	1,247,000
	4,113,000	4,492,000

Loss from operations	(3,874,000)	(4,242,000)

Other income (expense)
Financing Costs	(360,000)	(68,000)
Gain (loss) on sale of assets	-	472,000
Exchange gain (loss)	(71,000)	14,000
Change in fair value of derivative liabilities	1,302,000	(1,962,000)
Total other income (loss)	871,000	(1,544,000)

Loss before provision for income taxes	(3,003,000)	(5,786,000)

Provision for income taxes	-	-
Net income (loss)	$(3,003,000)	$(5,786,000)

Net loss per share, basic and diluted	$(0.21)	$(0.57)

Weighted average shares outstanding - basic and diluted	14,000,275	10,109,530

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	260,000	-	260,000
Relative fair value of warrants issued with notes payable	-	-	83,000	-	83,000
Shares issued for extension agreement	36,700		71,000	-	71,000
Net loss	-	-	-	(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	$14,000	$48,543,000	$(38,640,000)	$9,917,000

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	10,109,530	$10,000	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation, related employees	-	-	121,000	-	121,000
Net income	-	-	-	(5,786,000)	(5,785,000)
Balance, March 31, 2019	10,109,530	$10,000	$32,991,000	$(24,564,000)	$8,437,000

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2020	2019

Cash Flows From Operating Activities
Net loss	$(3,003,000)	$(5,786,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of SRAXmd	-	(473,000)
Stock based compensation	260,000	121,000
Amortization of debt issue costs	17,000	-
Change in fair value of derivative liabilities	(1,302,000)	1,962,000
Provision for bad debts	15,000	-
Depreciation expense	19,000	16,000
Amortization of intangibles	290,000	237,000
Changes in operating assets and liabilities
Accounts receivable	275,000	1,278,000
Prepaid expenses	71,000	(25,000)
Other current assets	5,000	30,000
Accounts payable and accrued expenses	553,000	(299,000)
Net Cash Used in Operating Activities	(2,799,000)	(2,939,000)

Cash Flows From Investing Activities
Proceeds from sale of SRAXmd, net	-	473,000
Purchase of property and equipment	-	(20,000)
Development of software	(278,000)	(280,000)
Other assets	65,000	-
Net Cash Used by Investing Activities	(213,000)	172,000

Cash Flows From Financing Activities
Proceeds from issuance of notes payable less issuance costs	3,090,000	-
Net Cash Provided by Financing Activities	3,090,000	-

Net increase (decrease) in Cash	78,000	(2,767,000)
Cash, Beginning of Period	32,000	2,785,000
Cash, End of Period	$110,000	$18,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,000	$56,000
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Vesting of prepaid common stock award	$94,000	$-
Relative fair value of warrants issued with term loan	$83,000	$-
Shares of common stock issued for extension agreement	$71,000	$-

SRAX, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020

NOTE 1 – Organization and Basis Of Presentation

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. Effective January 1, 2012 we acquired 100% of the member interests and operations of Social Reality, LLC, a California limited liability company formed on August 14, 2009 which began business in May of 2010, in exchange for 2,465,753 shares of our Class A common stock. The former members of Social Reality, LLC owned 100% of our Class A common stock after the acquisition.

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

We are headquartered in Los Angeles, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2019 condensed balance sheet data was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month periods ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K filed with the SEC on May 1, 2020.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending March 31, 2020, and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of March 31, 2020, along with the proceeds from our recent capital raising transactions will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the second quarter of 2020. Accordingly, we will require additional capital to fund our operations and the development of BIGToken. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. At March 31, 2020, the Company had $110,000 in cash and cash equivalents. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the first quarter of 2020, the Company was able to raise gross proceeds of $3,460,000 in debt investments. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its burn rate: (i) applied to the Small Business Administration for funding under the Payroll Protection Program, which has been approved as of April 17, 2020 in the amount of $1,074,488, (ii) previously entered into a loan and security agreement whereby we will be able to draw down an additional $2,500,000 in debt, contingent on certain factors, including the filing of a registration statement for the sale of common stock pursuant to an “At-the-Market” sales agreement, and (ii) an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time. In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and discretionary spending.

Net Loss per Share

The Company calculates basic and diluted income (loss) per weighted average share. The Company the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under its equity incentive compensation plans in the weighted-average number of shares of common stock outstanding. Due the Company incurring a net loss for the three months ended March 31, 2020 and 2019, all potentially dilutive securities were considered anti-dilutive.

Recent Accounting Pronouncements

The Company reviewed all recently issued pronouncement in 2020, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

NOTE 2 – Sale of Accounts Receivable

On January 22, 2020 and January 30, 2020, the Company entered into financing agreements, with a single unrelated purchaser to sell, with full recourse, certain accounts receivable with a face value of $454,000 and $75,000, respectively, for a purchase price of $454,000 and $56,000, respectively. Transactions under these agreements were accounted for as financing of accounts receivable and the related accounts receivable was not removed from our consolidated balance sheet at the time of the sales transactions, a liability was recorded for the proceeds received. The terms of the agreements are as follows:

Pursuant to the initial purchase agreement, commencing on March 24, 2020, the purchaser may, at its sole discretion, exercise a put option, to cause the Company to purchase from purchaser, any of the outstanding January 22, 2020 receivables which were not collected by the purchaser. Effective April 9, 2020, the put option was extended until June 23, 2020 (See Note 7 below).

The purchase price payable by Company to the Purchaser for the receivables upon exercise of the Put Option shall be equal to one hundred and thirty six percent (136%) of the then remaining outstanding balance of the applicable receivables.

Upon the occurrence of a payment made on the applicable receivables, the Company is required to pay a true up amount as follows:

a.	ten percent (10%) of the portion of the receivables which are paid on or before the 30th day following the effective date of the agreement;
b.	twenty percent (20%) of the portion of the receivables which are paid after the 30th day but on or before the 60th day following the effective date of the agreement; and
c.	thirty six percent (36%) of the portion of the receivables which are paid after the 60th day following the effective date of the agreement.

In order to secure performance by the Company, the purchaser was granted a security interest in: (i) 239,029 shares of the Company’s Class A common stock in connection with the sale of the $454,000 receivable and (ii) 29,519 shares of the Company’s Class A common stock in connection with the sale of the $75,000 receivable. The shares have been issued and are being held by the Company’s transfer agent. Since the shares are not outstanding, the Company has treated them as shares reserved for collateral.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

At March 31, 2020, the Company has a payable for $510,000 and accrued interest of $184,000.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

NOTE 3 – Short Term Promissory Notes

In February 2020, the Company entered into three separate short-term promissory notes with an aggregate principal value of $450,000, of which $100,000 was borrowed from the Company’s Chief Financial Officer.

The notes are due and payable on May 12, 2020. The notes will accrue interest as follows: (i) on the origination date, ten percent (10%) of the principal amount was added to each note, (ii) on March 12, 2020, an additional ten percent (10%) of the principal amount was added to each note, and (iii) on April 12, 2020, an additional sixteen percent (16%) of the principal amount was added to each note.

The note holders were granted security interests (in amounts equal to the face value of their investments on a dollar for share basis) in an aggregate of 450,000 shares of the Company’s Class A common stock. The shares have been issued and are being held by the Company’s transfer agent. Since the shares are not outstanding, the Company has treated them as shares reserved for collateral.

The interest imputed on the origination date was treated as an original issue discount with the $45,000 amortized over the term of the Notes. On each of the interest date, the Company accrued and expensed the related interest.

NOTE 4 – Term Loan Note

On February 28, 2020, the Company entered into a term loan and security agreement with a BRF Finance Co. LLC as lender. Pursuant to the loan agreement, the Company can borrow up to $5,000,000, subject to the conditions described below.

Under the loan: (i) the Company received an initial draw of $2,500,000 on February 28, 2020 and (ii) the Company is eligible to receive an additional $2,500,000 loan within (30) days of the Company entering into an at the market sales agreement with the lender and the filing of an at the market offering on Form S-3 with the SEC registering the shares to be sold pursuant to the at the market sales agreement. The Company agreed to file the ATM by May 1, 2020. Additionally, the Company will be required to increase the dollar amount authorized under the at the market sales agreement each time additional capacity of at least $1,000,000 is available under our shelf registration statement.

The loan is secured by substantially by all of the assets of the Company pursuant to the loan agreement and the intellectual property security agreement entered into in connection with the transaction.

The loan bears interest at ten percent (10%) per annum and has a maturity date of March 1, 2022. Beginning on August 1, 2020, and continuing on the first day of each month thereafter until the maturity date, the Company will make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule, based on the principal outstanding on July 31, 2020. Additionally, the Company will have the option of a one (1) time payment-in-kind payment for a monthly required payment of principal and interest, which will defer such payments and result in a recalculation of the amortization schedule. In the event that the Company is late on any payments under the Loan, a late charge of three percent (3%) of the amount of the payment due will be assessed.

At origination the Company paid lender: (i) an origination fee of $300,000, (ii) $35,000 in attorneys’ fees reimbursement, and (iii) certain other costs and expenses associated with the completion of the loan, including but not limited to escrow fees and recording fees. Accordingly, the Company received net proceeds of approximately $2,164,000 as of May 1, 2020.

The Loan may be prepaid in whole or in part at any time at the discretion of the Company. The loan also provides for mandatory prepayments of all of the net cash received upon (i) a sale of the company’ assets, (ii) raising additional capital through the issuance of equity or debt securities, or (iii) sales under the at the market sales agreement described above.

As part of the loan the Company agreed to issue to Lender: (i) 500,000 Common Stock purchase warrants on the date of the origination date and (ii) 500,000 Common Stock purchase warrants on the date of the second drawdown. The warrants have an exercise price equal to a 25% premium of the closing price of the Common Stock on their respective date of issue (provided that the exercise price of the warrants cannot be less than $2.50 per share, subject to adjustment contained therein). The initial warrant has an exercise price of $3.60. The warrants will expire on October 31, 2022. The warrants allow for cashless exercise in the event that they are not subject to a registration statement on the six (6) month anniversary of their respective issuances. The warrants do not contain any price protection or non-standard anti-dilution provisions.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds to the loan and the warrants. The relative fair value of the initial warrant issued was $83,000, which is being amortized and expensed over the term of the Notes.

The Company evaluated the loan and warrant agreements in accordance with ASC 88-15 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

As of March 31, 2020, the Term Note Loan balance was as follows:

	Current	Long-Term	Total
Principal	$583,000	$1,917,000	$2,500,000
Discount	(145,000)	(291,000)	(436,000)
Balance	$438,000	$1,626,000	$2,064,000

NOTE 5 – Right To Use Asset

We adopted ASU No. 2016-02, Leases, on January 1, 2019, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2020.

We have operating leases for office space. Our leases have remaining lease terms of 3.25 years. We consider a renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of March 31, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases was $65,000 and $77,000 in the three months ended March 31, 2020 and 2019, respectively, which is classified in operating activities. The following table summarizes the lease expense for the three months ended March 31:

	2020	2019
Operating lease expense	$41,000	$41,000
Short-term lease expense	24,000	36,000
Total lease expense	$65,000	$77,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases*	Consolidated Balance Sheet Caption	Balance as of March 31, 2020
Operating lease right-of-use assets - non-current	Right of Use Asset	$435,000

Operating lease liabilities - current	Accrued liabilities	$70,000
Operating lease liabilities - non-current	Lease Obligation – Long-Term	$352,000
Total operating lease liabilities		$422,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying condensed consolidated statement of operations.

NOTE 6 – Stockholders’ Equity

Authorized Shares

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. As of March 31, 2020, the Company had 14,752,700 shares issued and 14,034,152 Shares outstanding. As of December 31, 2019, the Company had 13,997,452 shares issued and outstanding.

Common Stock Warrants

In conjunction with a Term Loan Note, the Company granted the borrower warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $3.60 per warrant share. There were no warrants exercised from warrant during the three months ended March 31, 2020.

Stock Based Compensation

During the Quarter ended March 31, 2020, the Company did not issue any new stock-based awards. Stock based compensation expense for the three months ended March 31, 2020 was $260,000.

NOTE 7 – Subsequent Events

On April 9, 2020 the Company entered into an agreement to amend the January 22 and 30 accounts receivable agreements. The purchaser agreed to amend the put option date as described in Note 2 above to June 23, 2020 and June 30, 2020 for the sale of receivables originating on January 22, 2020 and January 30, 2020, respectively. As consideration for the extension the Company agreed to issue the purchaser 32,668 and 4,032 shares of Class A common stock for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively.

On April 17, 2020, we entered into a promissory note evidencing an unsecured $1,074,488 loan under the Paycheck Protection Program (PPP). The loan is being made through Cross River Bank. The term of the loan is two years with an interest rate of 0.98%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Provides an overview of our business and items that we deemed material in order to provide context for the remainder of MD&A.

●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2020 to the same period of 2019.

●	Liquidity, Going Concern and BIGToken Liability - Liquidity discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Going Concern

In connection with preparing consolidated financial statements for the year ended December 31, 2019 and three months ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. Based on its evaluation, management concluded that without raising significant capital, there is substantial doubt that the Company will continue as a going concern past September 30, 2020.

Payroll Protection Loan

The Paycheck Protection Program (or “PPP”) was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (SBA). The Paycheck Protection Program is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. On April 17, 2020, we were notified that we were granted a PPP Loan in the amount of $1,074,488.

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

Since commencing the BIGToken Project, we have spent approximately $7.4 million in the development and management of BIGToken and have incurred liabilities of approximately $700,000. For a further discussion, see the section of this Quarterly Report entitled “Liquidity, Going Concern and BIGToken Liability” contained in this Item 2.

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

Results of Operations

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	For the Three Months Ended March 31,		Change
	2020	2019	Dollar	Percentage

Revenues	$351,000	$592,000	$(241,000)	(40.7)
Cost of revenues	112,000	342,000	(230,000)	(67.3)
Gross profit	239,000	250,000
Gross margin	68.1	42.2
Employee related costs	2,026,000	2,198,000	(172,000)	(7.8)
Marketing and selling expenses	320,000	455,000	(135,000)	(29.7)
Platform Costs	403,000	339,000	64,000	18.9
Depreciation and amortization	308,000	253,000	55,000	21.7
General and administrative	1,056,000	1,247,000	(192,000)	(15.4)
	4,113,000	4,492,000

Loss from operations	(3,874,000)	(4,242,000)	369,000	(8.7)

Other income (expense)
Financing Costs	(360,000)	(68,000)	(292,000)	429.4
Gain (loss) on sale of assets	-	472,000	(472,000)	(100.0)
Exchange gain (loss)	(71,000)	14,000	(85,000)	(607.1)
Change in fair value of derivative liabilities	1,302,000	(1,962,000)	3,264,000	(166.4)
Total other income (loss)	871,000	(1,544,000)	2,415,000	(156.4)

Loss before provision for income taxes	(3,003,000)	(5,786,000)

Revenues

Our revenues for the three months ended March 31, 2020 (“2020”) declined to $351,000 compared to revenues of $592,000 for the three months ended March 31, 2019 (“2019”) for a decrease of 40.7%. In 2020, our proprietary SaaS platform revenue was $88,000, or 25% of total revenue, for which we had no revenue in 2019. The decrease in our revenues for the first quarter was primarily driven by the decrease of $300,000 in revenue from the sales of digital advertising campaigns partially offset by BIGToken revenues of approximately $50,000 from which we had no revenue in 2019.

Gross Profit Margin

Our gross margin for 2020 increased to 68.1% compared to 42.2% for 2019 for an increase of 25.9%. Our proprietary SaaS platform operations has minimal direct cost, therefore it contributed to the increase in our gross margin. Also, our gross margin from our digital advertising campaigns in 2020 was 56.9% as compared to 42.2% in 2019.

Operating Expenses

Our operating costs for 2020 declined to $4,113,000 compared to $4,492,000 for 2019 for a decrease of $379,000. Excluding the effect of our non-cash operating expense costs, depreciation and amortization, and non-cash stock-based compensation, which increased $55,000 and $233,000 in 2020 and 2019, respectively, operating costs decreased $667,000 from the same period in the prior year. Excluding these non-cash costs, the decrease was primarily attributable to (i) a decrease in general, administrative and other expenses of $565,000, which included (x) a decrease of employee related costs of $405,000 as a result of the decrease of $100,000 in bonuses and $305,000 in salaries for sales and operational employees in 2020 and (y) a decrease of $160,000 in discretionary related expenses, and (ii) a decrease of $135,000 in BIGToken point accrual expenses.

Financing Costs

Our financing cost for 2020 increased to $360,000 compared to $68,000 for 2019 for an increase of $292,000. The primary increase is attributable to the interest charges of $274,000 related to the sale of our accounts receivable and short-term promissory notes in 2020.

Change in fair value of derivative liabilities

During 2020 the fair value of our derivative liabilities decreased by approximately $1,302,000 as compared to a increase of $1,962,000 for 2019. The decrease in fair value was attributable to an overall decrease in the fair value of our common stock in 2020.

Liquidity, Going Concern and BIGToken Liability

On March 31, 2020 was had cash of $110,000 and working capital deficit of $6,364,000. Based upon our cash at March 31, 2020 and the proceeds from our PPP of loan of $1,074,448, we anticipate we will be able to meet our cash needs without raising additional capital until June 30, 2020.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the development of BIGToken will require significant additional capital. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity

During the three months ended March 31, 2020, we incurred a net loss from operations of $3,003,000 with cashflows used in operating activities of $2,799,000. Our principal sources of liquidity during 2020 have been proceeds from term loan secured by substantially all of our assets, as well as the sale of promissory notes and non-performing accounts receivable in the aggregate amount of $3,090,000. Cash consists of cash on deposit with banks.

In January 2020, the Company entered into agreements, with a single purchaser to sell, with recourse, certain non-performing receivables with a face value of $529,000 for a purchase price of $510,000.

In February 2020, the Company entered into three separate short-term promissory notes with an aggregate face value of $450,000.

In February of 2020 we entered into a term loan and security agreement. Pursuant to the loan agreement, we can borrow up to $5,000,000, subject to certain terms and conditions. The loan is secured by substantially all of our assets and intellectual property. Our initial draw-down resulted in proceeds net of fees and commission of $2,100,000. Under the terms of the loan, we can draw-down an additional $2,500,000 upon the filing of an At-the-Market sales agreement (ATM). It is intended that the majority of proceeds received from the sale of our Class A common stock under the ATM will be used for the repayment of the loan. Beginning on August 1, 2020 and continuing on the first day of each month thereafter until March 22, 2022, we will be required to make monthly payments of principal and interest in the amount of approximately $153,000, or if we are able to drawn down the additional $2,500,000, then payments of approximately $304,000.

On April 17, 2020, we entered into a promissory note evidencing an unsecured $1,074,488 loan under the Paycheck Protection Program (PPP). The loan is being made through Cross River Bank. The term of the loan is two years with an interest rate of 0.98%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

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

BIGToken Operations

As of March 31, 2020, we had approximately 16.5 million users on the BIGToken platform. We anticipate that we will need to reach a user base of approximately 26 million prior to BIGToken generating revenues at a level sufficient to cover operating expenses, excluding the allocation of any corporate overhead. Based on our current development plan, we estimate that we will need to invest an additional $6 million of capital, prior to BIGToken becoming cash flow positive in the four quarter of 2022. Built into the model are many variable expenses that could be adjusted should our user acquisition or our user monetization rates vary from the model. Although management believes that it will be able to secure such needed capital through the offering of its securities, there can be no assurance that financing will be available to us when needed in order to allow us to continue with the development of BIGToken, or if available, on terms acceptable to us. If we do not raise enough capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations all together.

BIGToken Liabilities

As of March 31, 2020, we have not generated any revenue through the sale of data gathered from users of the BIGToken platform. Since commencing the BIGToken Project, we have spent approximately $7.4 million in the development and management of BIGToken. Additionally, we are currently obligated to redeem users’ points which are earned on our BIGToken platform. As of March 31, 2020, we recorded a contingent liability for future point redemptions equal to $446,000 and we have redeemed an aggregate of approximately $550,000 since inception.

Going Concern

In connection with preparing consolidated financial statements for the year ended December 31, 2019 and the three months ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. Based on its evaluation, management concluded that with the funds received through the PPP as well as the ability to draw an additional $2.5 million under our term loan, and the Company’s expense reduction initiatives, the Company will have the ability to continue as a going-concern until at least through the end of the second quarter of 2020 without raising additional capital. Should the Company be required to return the funds received through the PPP and not be able to draw an additional $2.5 million under the term loan there is substantial doubt that the Company will continue as a going concern past the end of the second quarter of 2020. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at March 31, 2020, the proceeds from our PPP loan and our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K that we filed with the SEC on May 1, 2020, as well as the risk factors described below, and all other information in this Form 10-Q and in any reports we file with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-Q could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Related to our Business and BIGToken

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

For the year-ended December 31, 2019 we reported losses from operations and an accumulated deficit of $17,857,000 and $35,637,000, respectively. For the three months ended March 31, 2020 we reported losses from operations and an accumulated deficit of $3,873,000 and $38,665,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, our operating expenses increased 7.1% in 2019 from 2018. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

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

Our auditors’ report on our December 31, 2019 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on March 31, 2020, as well the anticipated proceeds from the Small Business Association (SBA) Pay Roll Protection loan that we were recently approved for, there is substantial doubt about our ability to continue as a going concern past June 30, 2020. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Our management has determined that, as of December 31, 2019 and March 31, 2020, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In February of 2020 we entered into a term loan and security agreement with BRF Finance Co., LLC, an affiliate of B. Riley Financial, Inc. Pursuant to the loan agreement, we can borrow up to $5,000,000, subject to certain terms and conditions. As of March 31, 2020. we have only been able to borrow $2,500,000. There is no assurance that we will be able to borrow any additional funds. The loan is secured by substantially all the assets and the intellectual property of the Company. Beginning on August 1, 2020 and continuing on the first day of each month thereafter until March 22, 2022, we will be required to make monthly payments of principal and interest. Based upon our current financial results, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required loan payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

We may be required to spend significant capital to redeem BIGToken Points which will negatively impact our ability to fund our core operations.

Users of BIGToken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGToken. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions. As of March 31, 2020, we recorded a contingent liability for future point redemptions equal to $446,000] and we have redeemed an aggregate amount of approximately $600,000. As of March 31, 2020, we had approximately 16.5 million users. Notwithstanding the foregoing, if our users continue to increase, we will be required to have enough cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

We are in the process of implementing certain remediation actions. See Part I Item 4. “Controls and Procedures” of this Form 10-Q for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

Concerns about our practices with regard to the collection, use, disclosure, or security of user data or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. Our services will involve the purchase, storage, transmission and sale of user data, and theft and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and potential liability. Any systems failure or compromise of our security that results in the release of user data, or in our or our users’ ability to access such data, could seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain users. Additionally, if user data is somehow made public or made available through a security breach, it may be used to identify our users and people related thereto. We may experience cyber-attacks of varying degrees. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Such breach or unauthorized access, increased government surveillance, or attempts by outside parties to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to user data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of BIGToken that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber-attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose members and customers.

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

The trading price of the shares of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

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

The following information is given with regard to unregistered securities sold since January 1, 2020. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	In January 2020, we sold non-performing receivables in the aggregate amount of $529,000 for a purchase price of $510,000 whereby in the event of payment on the receivables being received, we agreed to provide a true-up to the purchaser of the receivable of between 10% and 36% depending on the payment date. In the event of nonpayment of the receivables by March 24, 2020 and March 30, 2020, as applicable to the receivables, the purchaser may require us to purchase any outstanding portion of the receivables for 136% of its outstanding balance (“Payment Date”). In order to secure our performance to repurchase the receivables, we pledged 239,029 shares of our Class A common stock. The purchaser and Company agreed to extend the Payment Date until June 23 and June 30, 2020, as applicable, in exchange for an aggregate of 36,700 Class A common shares If we fail to repay the receivable, the purchaser may sell the pledged shares and we are liable for the any deficiency on amounts owed thereunder.

●	On February 28, 2020, we entered into a term loan and security agreement with BRF Finance Co., LLC to borrow up to $5,000,000 subject to certain restrictions. We initially drew down gross proceeds of $2,500,000 less fees and expenses and we can access the remaining $2,500,000 within thirty (30) days of entering into an at the market sales agreement with the Lender. The loan bears interest at 10% annually and has a maturity date of March 1, 2022. We are required to make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule beginning July 31, 2020. The loan is secured by substantially all of the assets of the company.

●	In February 2020, we sold a series of short-term notes with a total principal amount of $450,000. These short-term notes have maturities of 90 days from the date of sale. The notes are redeemable by the Company at any time prior to maturity at face value plus a fee determined by the number of days the notes are outstanding. These fees range from 10% to 36% of the face value. The notes are collateralized by a total of 450,000 shares of the Company’s Class A common stock, subject to certain adjustments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17

4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.26	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19

4.27	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.29	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14

10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15

10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering		8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering		8-K	10.02	001-37916	4/10/19
10.41	Form of Securities Purchase Agreement from August 2019 Offering		8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering		8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering		8-K	10.03	001-37916	8/14/19
10.44	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.45	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

May 1, 2020	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 1, 2020	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

