Form 10-K/A
period 2019-12-31
SRAX, Inc.
filed 2020-05-13
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of SRAX, Inc. as originally filed with the U.S. Securities and Exchange Commission on May 1, 2020 (the “Original Form 10-K”). SRAX, Inc is filing Amendment No. 1 to amend:

Part I to include disclosure about SRAX, Inc.’s reliance upon SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus epidemic.

Except as contained herein, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 27, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s outside consultants, lawyers, and certain other employees, including financial reporting staff, began working remotely on or about March 15, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was impacted by the COVID-19 pandemic as the Company’s headquarters, property management operations and other services offices located in Los Angeles, California, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 30, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on May 13, 2020.

SRAX, Inc.

May 13, 2020	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer, Chairman of the Board of Directors