Form 10-Q
period 2020-06-30
SRAX, Inc.
filed 2020-08-14
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 14,134,152 shares of Class A common stock issued and outstanding as of August 10, 2020.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses;

●	our ability to continue as a going concern;

●	our obligation under original issue discount senior secured convertible debentures (“Debentures”) in the principal amount of $16,101,388 which is secured by substantially all of our assets and intellectual property;

●	our reliance on third party vendors;

●	our potentially required cash payments to redeem the points of certain users of our BIGToken platform;

●	our dependence on our executive officers;

●	the possible price adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions as well as the Series B Warrants issued on redemption of the Debentures in November 2018;

●	the limited market for our Class A common stock;

●	risks associated with securities litigation;

●	our failure to meet financial performance guidance; and

●	risks associated with material weaknesses in our internal control over financial reporting.

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

SRAX, Inc. and Subsidiaries

Three and Six Months Ended June 30, 2020

SRAX, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$4,612,000	$32,000
Accounts receivable	647,000	805,000
Prepaid expenses	434,000	715,000
Marketable Securities	1,666,000	22,000
Other current assets	211,000	367,000
Current assets	7,570,000	1,941,000

Property and equipment	153,000	191,000
Goodwill	15,645,000	15,645,000
Intangible assets	1,949,000	1,966,000
Right of use assets	413,000	456,000
Other assets	32,000	35,000
Total Assets	$25,762,000	$20,234,000

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$4,300,000	$2,442,000
Derivative liabilities	-	4,397,000
Other current liabilities	1,604,000	537,000
Payroll protection loan - short-term	403,000	-
OID convertible debentures – short term	1,264,000	-
Current liabilities	7,571,000	7,376,000

Right to use liability - long term	309,000	352,000
Payroll protection loan, less current portion	671,000	-
OID convertible debentures, less current portion	1,264,000		-
Total liabilities	9,815,000	7,728,000

Preferred stock	-	-
Class A common	14,000	14,000
Class B common	-	-
Additional paid-in capital	59,894,000	48,129,000
Accumulated deficit	(43,961,000)	(35,637,000)
Total stockholders’ equity	15,947,000	12,506,000
Total liabilities and stockholders’ equity	$25,762,000	$20,234,000

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$1,165,000	$904,000	$1,516,000	$1,496,000
Cost of revenues	396,000	412,000	508,000	754,000
Gross profit	769,000	492,000	1,008,000	742,000

Operating expenses
Employee related costs	1,691,000	2,370,000	3,717,000	4,568,000
Marketing and selling expenses	370,000	632,000	690,000	1,087,000
Platform costs	387,000	367,000	790,000	706,000
Depreciation and amortization	321,000	277,000	629,000	530,000
General and administrative expenses	1,249,000	1,468,000	2,305,000	2,714,000
Total operating expenses	4,018,000	5,114,000	8,131,000	9,605,000

Loss from operations	(3,249,000)	(4,622,000)	(7,123,000)	(8,863,000)

Other income (expense):
Financing costs	(1,678,000)	(183,000)	(2,038,000)	(251,000)
Gain (loss) on sale of assets	-	(78,000)	-	395,000
Other income	-	-	-	14,000
Gains from marketable securities	587,000	-	516,000	-
Loss on repricing of equity warrants	-	(342,000)	-	(342,000)
Change in fair value of derivative liabilities	(981,000)	(2,875,000)	321,000	(4,837,000)
Total other income (expense)	(2,072,000)	(3,478,000)	(1,201,000)	(5,021,000)

Loss before provision for income taxes	(5,321,000)	(8,100,000)	(8,324,000)	(13,884,000)

Provision for income taxes	-	-	-	-
Net loss	(5,321,000)	(8,100,000)	(8,324,000)	(13,884,000)

Net loss per share, basic and diluted	$(0.38)	$(0.67)	$(0.59)	$(1.24)

Weighted average shares outstanding – basic and diluted	14,080,890	12,129,787	14,038,940	11,210,810

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	260,000	-	260,000
Relative fair value of warrants issued with notes payable	-	-	83,000	-	83,000
Shares issued for extension agreement	36,700	-	71,000	-	71,000
Net loss	-	-		(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	14,000	48,543,000	(38,640,000)	9,917,000
Share based compensation	-	-	246,000	-	246,000
Reclassification of warrants from liability to equity	-	-	4,076,000	-	4,076,000
Shares issued for debt extinguishment	100,000	-	181,000	-	181,000
Premium on debt extinguishment	-	-	46,000	-	46 ,000
Beneficial conversion feature	-	-	3,913,000	-	3,913,000
Fair value of warrants issued with notes	-	-	2,889,000	-	2,889,000
Net loss	-	-	-	(5,321,000)	(5,321,000)
Balance, June 30, 2020	14,134,152	$14,000	$59,894,000	$(43,961,000)	$15,947,000

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	10,109,530	$10,000	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation	-	-	121,000	-	121,000
Net loss	-	-		(5,786,000)	(5,786,000)
Balance, March 31, 2019	10,109,530	10,000	32,991,000	(24,564,000)	8,437,000
Share based compensation, related employees	-	-	326,000	-	326,000
Sale of common stock and warrants for cash	1,687,825	2,000	6,227,000	-	6,229,000
Exercise of warrants	328,667	-	1,146,000	-	1,146,000
Shares issued as collateral	220,000	-	-	-	-
Loss on repricing of warrants	-	-	342,000	-	342,000
Shares of common stock in private placement	200,000	-	1,000,000	-	1,000,000
Net income	-	-	-	(8,100,000)	(8,100,000)
Balance, June 30, 2019	12,546,022	$12,000	$42,032,000	$(32,664,000)	$9,380,000

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2020	2019

Cash Flows From Operating Activities
Net loss	$(8,324,000)	$(13,882,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities	(516,000)	-
Gain on sale of SRAXmd	-	(395,000)
Stock based compensation	506,000	446,000
Amortization of debt issue costs	453,000	-
Loss on extinguishment of debt	1,103,000	-
Change in fair value of derivative liabilities	(321,000)	4,837,000
Loss on repricing of equity warrants	-	341,000
Provision for bad debts	41,000	242,000
Depreciation expense	38,000	33,000
Amortization of intangibles	592,000	495,000
Changes in operating assets and liabilities
Accounts receivable	117,000	807,000
Prepaid expenses	352,000	(84,000)
Other current assets	95,000	30,000
Accounts payable and accrued expenses	1,527,000	(1,363,000)
Other current liabilities	(354,000)	-
Change in right of use liability	(43,000)	-
Net Cash Used in Operating Activities	(4,734,000)	(8,493,000)

Cash Flows From Investing Activities
Proceeds from the sale of marketable securities	397,000	-
Proceeds from sale of SRAXmd, net	-	395,000
Purchase of property and equipment	-	(53,000)
Development of software	(575,000)	(544,000)
Other assets	3,000	-
Net Cash Used by Investing Activities	(175,000)	(202,000)

Cash Flows From Financing Activities
Proceeds from issuance of OID convertible debentures, less issuance cost	7,925,000	-
Proceeds from the issuance of short-term notes payable, less issuance cost	590,000	-
Repayment of short-term notes payable	(100,000)	-
Proceeds from payroll protection program loan	1,074,000	-
Proceeds from the issuance of notes payable	2,500,000	-
Repayment of notes payable	(2,500,000)	-
Proceeds from the issuance of common stock units	-	7,229,000
Proceeds from issuance of common stock for warrants exercised	-	1,146,000
Net Cash Provided by Financing Activities	9,489,000	8,375,000

Net increase (decrease) in Cash	4,580,000	(320,000)
Cash, Beginning of Period	32,000	2,785,000
Cash, End of Period	$4,612,000	$2,465,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,000	$100,000
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Record right-of-use asset	$-	$(466,000)
Record lease obligation	$-	$466,000
Vesting of prepaid common stock award	$94,000	$-
Relative fair value of warrants issued with term loan	$83,000	$-
Derivative liabilities transferred to equity	$4,076,000	$-
Shares of common stock issued for extension agreement	$252,000	$-
Fair value of BCF for debt financings	$3,913,000	$-
Fair value of warrants issued for debt financings	$2,889,000	$-
Premium on debt financings	$46,000	$-
Original issue discount recorded on OID convertible debentures	$1,250,000	$-
Fair value of marketable securities received for revenue contracts	$2,092,000	$-
Unrealized gain on mark-to-market of marketable securities	$210,000	$-
Payables converted into convertible notes payable	$1,169,000	$-

SRAX, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020

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

We are headquartered in Los Angeles, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2019 condensed balance sheet data was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and six -month periods ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any future period.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending June 30, 2020, and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of June 30, 2020, along with the proceeds from our recent capital raising transactions will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the first quarter of 2021. Accordingly, we will require additional capital to fund the ongoing development of BIGToken. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. At June 30, 2020, the Company had $4,612,000 in cash and cash equivalents, combined with the proceeds received on July 1, 2020 from our convertible debenture financing our cash and cash equivalent balances totaled $9,612,000 as of July 1, 2020. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

During the second quarter of 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $10.5 million in debt investments. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,074,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $13,000,000. Based on the Company’s current cash burn rate, it has sufficient capital to operate through the remainder of 2020. If the Company’s operations do not provide for sufficient cash flow to support themselves as well as meet the obligations of our OID Convertible Debentures as they begin to amortize the Company will need to raise additional capital or a refinance of its existing indebtedness. If sufficient capital cannot be raised during the first quarter of 2021, the Company will explore options of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable.

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

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expenses.

Net Loss per Share

The Company calculates basic and diluted income (loss) per weighted average share. The Company the weighted-average number of shares of common stock outstanding during the period for the computation of basic earnings per share. Diluted earnings per share include the dilutive effect of all potentially dilutive common stock, including awards granted under its equity incentive compensation plans in the weighted-average number of shares of common stock outstanding. Due to the Company incurring a net loss for the three and six months ended June 30, 2020 and 2019, all potentially dilutive securities were considered anti-dilutive.

Recent Accounting Pronouncements

The Company reviewed all recently issued pronouncement in 2020, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

NOTE 2 – Marketable securities

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer. The customers securities must be trading on a United States securities exchange and the Company must be a fully reporting entity pursuant to SEC Regulation S-X. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other comprehensive income (loss). Upon the sale of the shares, the Company will record the gain or (loss) in the statement of operations as a component of net income (loss).

From these transactions the Company acquired approximately $1,455,000 in securities during the three months ended June 30, 2020. The Company did not receive any equity securities during the three months ended March 31, 2020. The Company’s sales of securities during three months ended June 30, 2020 were sold for approximately $397,000, with a book basis of approximately $21,000 which represented a gain of $376,000, which we recorded as other income included in the gains from marketable securities. The securities acquired during the quarter ended June 30, 2020, had a fair market value on the date of acquisition totaling approximately $1,455,000. As of June 30, 2020, the Company’s marketable securities had a fair market value of approximately $1,666,000. The Company recorded this increase in the fair market value of approximately $210,000 as a component of other income included in the gains from marketable securities.

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

●	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

●	Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment

NOTE 3 – Sale of Accounts Receivable

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

On April 9, 2020 the Company entered into an agreement to amend the January 22 and 30 accounts receivable agreements. The purchaser agreed to amend the put option date as described above to June 23, 2020 and June 30, 2020 for the sale of receivables originating on January 22, 2020 and January 30, 2020, respectively. As consideration for the extension the Company agreed to issue the purchaser 32,668 and 4,032 shares of Class A common stock for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively.

On June 30, 2020, the Purchaser converted the payable of $510,000 and accrued interest of $184,000 (“Old Debt”) into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 6 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debenture had a fair market value of approximately $815,000. The transaction created a loss on extinguishment of approximately $546,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the new debt of approximately $95,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $27,000 and (iii) $424,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $27,000 premium associated with the conversion feature was recorded as additional paid in capital.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

NOTE 4 – Short Term Promissory Notes

In February 2020, the Company entered into three separate short-term promissory notes with an aggregate principal value of $450,000 (the “Notes”), of which $100,000 was borrowed from the Company’s Chief Financial Officer.

The notes are due and payable on May 12, 2020 (“Maturity Date”). The notes will accrue interest as follows: (i) on the origination date, ten percent (10%) of the principal amount was added to each note, (ii) on March 12, 2020, an additional ten percent (10%) of the principal amount was added to each note, and (iii) on April 12, 2020, an additional sixteen percent (16%) of the principal amount was added to each note.

The note holders were granted security interests (in amounts equal to the face value of their investments on a dollar for share basis) in an aggregate of 450,000 shares of the Company’s Class A common stock (“Security Shares”). The shares have been issued and are being held by the Company’s transfer agent. Since the shares are not outstanding, the Company has treated them as shares reserved for collateral.

The interest imputed on the origination date was treated as an original issue discount with the $45,000 amortized over the term of the Notes. On each of the interest date, the Company accrued and expensed the related interest.

On the Maturity Date, one of the Note’s was amended to (i) extend the maturity date to December 31, 2020 and (ii) to release 100,000 shares of the Security Shares. The modification was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. Based on the amended terms the fair value of the amended note approximated the book value of the old Note. The fair value of the Security Shares was approximately $181,000, which was expensed as a loss on the extinguishment.

On June 30, 2020, the short-term note payable to the Company’s Chief Financial Officer in the amount of approximately $136,000 was repaid from the proceeds of the OID Convertible Notes Payable.

On June 30, 2020, the two remaining Note Holders converted the Notes of approximately $350,000 and accrued interest of approximately $126,000 (“Old Debt”) into approximately $541,000 of the OID Convertible Debentures (See Note 6 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debentures had a fair market value of approximately $560,000. The transaction created a loss on extinguishment of approximately $375,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the Debentures of approximately $65,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $19,000 and (iii) $291,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $18,000 premium associated with the conversion feature was recorded as additional paid in capital.

NOTE 5 – Term Loan Note

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

On June 30, 2020, the principal and interest of approximately $2,585,000 was paid from the proceeds from the OID Convertible Debentures.

As of June 30, 2020, there is none outstanding loan balance on this account.

NOTE 6 – OID Convertible Debentures

On June 25, 2020, the Company entered into a definitive securities purchase agreements (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $16,101,000 in principal amount of Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) for $14,169,000 (representing a 12% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 6,440,561 shares of the Company’s Class A common stock (the “Warrants”) in a private placement (the “Offering”). The Purchase Price consists of (a) $13,000,000 in cash and (b) the cancellation of $1,169,000 in outstanding debt, consisting of the accounts receivable loans of $510,000 with accrued interest of $184,000, and the short-term promissory notes of $350,000 with accrued interest of $125,000.

The Debentures, which mature on December 31, 2021, pay interest in cash at the rate of 12.0% per annum commencing on June 30, 2021, with such interest payable quarterly, beginning on October 1, 2021. Commencing after the six month anniversary of the issuance of the Debentures, the Company will be required to make amortization payments (“Amortization Payments”) with each Purchaser having the right to delay such Amortization Payments by a six month period up to three separate times (each, an “Extension”) in exchange for five percent in principal being added to the balance of such applicable Debenture on each such Extension. Accordingly, upon a Purchaser exercising three Extensions, such Purchaser’s Debenture will mature and be due and payable on June 30, 2023. Beginning on the date that the first Amortization Payment is due, and on a monthly basis thereafter, the Company will be required to pay one hundred fifteen percent of the value of one-twelfth of the outstanding principal plus any additional accrued interest due.

In the event a Purchaser converts a portion of its Debenture into shares of the Company’s Common Stock, such amount will be deducted from the next applicable Amortization Payment. In the event such conversion exceeds the next applicable Amortization Payment, such excess amount will be deducted, in reverse order, from future Amortization Payments. The Company’s obligations under the Debentures are secured by substantially all of the assets of the Company pursuant to a security agreement (the “Security Agreement”).

The Debentures are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $2.69 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Debentures do not have any price protection or price reset provisions with respect to future issuances of securities.

Subject to the Company’s compliance with certain equity conditions, upon ten trading days’ notice to the Purchasers, the Company has the right to redeem the Debentures in cash at 115% of their outstanding principal, plus accrued interest. Additionally, in the event that (i) the Company sells or reprices any securities (each, a “Redemption Financing”), or (ii) the Company disposes of assets (except those sold or transferred in the ordinary course of business) (each, an “Asset Sale”), then the Purchasers shall have the right to cause the Company (a) in the event of a Redemption Financing at a price per Common Stock equivalent of $2.50 or less per share, the Purchasers may mandate that 100% of the proceeds be used to redeem the Debentures (b) in the event of a Redemption Financing at a price per Common Stock equivalent of greater than $2.50 per share, the Purchasers may mandate that up to 50% of the proceeds be used to redeem the Debentures, and (c) in the event of an Asset Sale, the Purchasers may mandate that up to 100% of the proceeds be used to redeem the Debentures.

The Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, failure to register the shares underlying the Debentures in Warrants (as described below), changes in control of the Company, delisting of its securities from its trading market, and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the Purchaser’s election, immediately due and payable in cash. The Company is also subject to certain negative covenants (unless waived by 67% of the then outstanding Purchasers, and including the lead Purchaser) under the Debentures, including but not limited to, the creation of certain debt obligations, liens on Company assets, amending its charter documents, repayment or repurchase of securities or certain debt of the Company, or the payment of dividends.

The Warrants are initially exercisable at 2.50 per share and, are subject to cashless exercise after six months if the shares underlying the Warrants are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities.

Pursuant to the terms of the Debentures and Warrants, a Purchaser will not have the right to convert any portion of the Debentures or exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (at the Purchaser’s option) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Debentures and the Warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

The Company also agreed to use proceeds from the Offering to pay (i) $2,500,000 in outstanding principal plus accrued interest pursuant to the Company’s Term Loan and Security Agreement entered into on February 28, 2020 with BRF Finance Co., LLC (the “Term Loan”) and (ii) $136,000 in outstanding short-term promissory notes and accrued interest (collectively, the “Debt Repayments”).

In connection with Securities Purchase Agreement, the Company will issue to the Placement Agent (as defined below), an aggregate of 478,854 Common Stock purchase warrants (“PA Warrants”). The PA Warrants are substantially similar to the Warrants, except that the PA Warrants have an exercise price of $3.3625 per share. The fair value of the PA Warrants at issuance was estimated to be $360,000 based on a risk-free interest rate of .11%, an expected term of 2.417 years, an expected volatility of 96% and a 0% dividend yield.

Pursuant to a registration rights agreement (“Registration Rights Agreement”), the Company has agreed to file a registration statement registering the resale of the shares of the common stock underlying the Debentures and the Warrants within forty-five days from the date of the Registration Rights Agreement. The Company also agrees to have the registration statement declared effective within 90 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. The Company is also obligated to pay the Investors, as partial liquidated damages, a fee of 2.0% of each Purchaser’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and(or) have the registration statement declared effective within the time periods provided.

Bradley Woods & Co. Ltd. (“Placement Agent”) acted as the placement agent, in connection with the sale of the securities pursuant to the Securities Purchase Agreement. Pursuant to an engagement agreement entered into by and between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a cash commission of $1,040,000. Pursuant to the discussion above, the Company also issued an aggregate of 478,854 PA Warrants to the Placement Agent. The Company has agreed to included the shares of our common stock underlying the PA Warrants to be included in the registration statement to be filed. Additionally, upon the exercise of Warrants issued in the Offering, the Placement Agent will be entitled to eight percent (8%) of the cash proceeds received from such exercises.

The Transaction closed on June 30, 2020 (the “Closing Date”), with approximately $3,800,000 cash proceeds received prior to Closing date, $4,200,000 received on the closing date and $5,000,000 received after the closing date. The gross proceeds received from the Offering were approximately $13,000,000 and net proceeds of approximately $9,100,000 after deducting the Placement Agent fees, the Debt Repayments and other offering expenses. Also, the Company reimbursed the lead Purchaser $75,000 for legal fees, which was deducted from the required subscription amount to be paid.

The Company evaluated all of the associated financial instruments in accordance with ASC 88-15 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470 - Debt, the Company first allocated the cash proceeds to the loan and the warrants on a relative fair value basis, secondly, the proceeds were allocated to the beneficial conversion feature. The following table presents the balance of the OID Convertible Debentures at the contractual face amount net of discounts:

Principal balance	$10,420,000
Debt discount - OID	(1,092,000)
Debt discount - BCF	(3,913,000)
Debt discount warrants	(1,814,000)
Debt discount fees	(1,073,000)
Net book value	2,528,000
Less OID convertible debentures, short term	1,264,000
OID convertible debentures, long term	$1,264,000

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

On April 17, 2020, we entered into a promissory note evidencing an unsecured approximately $1,075,000 loan under the Paycheck Protection Program (PPP). The loan is being made through Cross River Bank. The term of the loan is two years with an interest rate of 1%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company. As of June 30, 2020, the short-term and long-term balances were $403,000 and $671,000.

NOTE 8 – Right To Use Asset

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2020.

We have operating leases for office space. Our leases have remaining lease terms of 3.25 years. We consider a renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of June 30, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $44,000 and $109,000 in the three and six months ended June 30, 2020 and $76,000 and $153,000 in the three and six months ended June 30, 2019. which is classified in operating activities. The following tables summarize the lease expense for the three and six months ended June 30:

Three Months Ended June 30,
	2020	2019
Operating lease expense	$21,000	$41,000
Short-term lease expense	23,000	35,000
Total lease expense	$44,000	$76,000

Six Months Ended June 30,
	2020	2019
Operating lease expense	$61,000	$84,000
Short-term lease expense	48,000	69,000
Total lease expense	$109,000	$153,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases*	Consolidated Balance Sheet Caption	Balance as of June 30, 2020
Operating lease right-of-use assets - non-current	Right of Use Asset	$413,000

Operating lease liabilities - current	Accrued liabilities	$90,000
Operating lease liabilities - non-current	Lease Obligation – Long-Term	$309,000
Total operating lease liabilities		$399,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying condensed consolidated statement of operations.

NOTE 9 – Derivative Liabilities

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

On June 30, 2020, the Company entered into an agreement to amend the warrants underlying the warrant liabilities the Company classified as Liabilities as of December 31, 2019 and March 31, 2020. The amended agreement removed the embedded features that cause the warrants to be accounted for as liabilities. Pursuant to ASC 815 and ASC 480, the Company has reclassified these warrants as additional paid in capital as of June 30, 2020, due to the existence of a fundamental transaction clause the precluded equity classification.

On June 30, 2020, each of the holders of warrants issued by the Company in 2017 and 2018 agreed to irrevocably waive their rights to a cash settlement due too in the event the Company has a fundamental transaction. As a result, this derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

As consideration for the amendment, the Company issued contingent consideration in the form of warrants linked to the value of BIGtoken should it be transferred to a third-party purchaser. The form of the consideration issued is a warrant to purchase up to approximately 0.35% of BIGtoken’s acquiring entity on a fully-diluted basis. The exercise price of the warrants will be calculated by imputing a $10 million pre-money valuation on the acquiring entity. The form of the warrant is to be substantially similar to the warrants issued in conjunction with the OID Convertible Debentures. The Due to the uncertainty around the transfer of the BIGtoken business to a third-party the Company has determined that the warrant is a contingent consideration, therefore the value will be determined on the date the transaction occurs and will be recorded as a transactional expenses at that time.

NOTE 10 – Stockholders’ Equity

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. As of June 30, 2020, the Company had 14,134,152 shares issued and outstanding. As of December 31, 2019, the Company had 13,997,452 shares issued and outstanding.

Common Stock Warrants

In conjunction with a Term Loan Note, the Company granted the borrower warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $3.60 per warrant share. There were no warrants exercised during the three or six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company issued approximately 4,646,695 and 5,146,695 common stock purchase warrants (see Note 5 – Term Loan Note and Note 6 – OID Convertible Debentures)

Stock Based Compensation

During the six months ended June 30, 2020, the Company issued 9,408 common stock options to each of our independent directors for their services. The options have a strike price of $1.95 and vest one year from their issue date or April 16, 2021. The options have a term of seven years from their issue dated. Stock based compensation expense for the three and six months ended June 30, 2020, for all granted equity instruments, was $260,000 and $506,000, respectively.

NOTE 11 – Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets of June 30, 2020 and December 31, 2019:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	1,666,000	1,666,000	—	—
Total assets	$1,666,000	$1,666,000	$—	$—

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Marketable securities	22,000	22,000	—	—
Total assets	$22,000	$22,000	$—	$—

NOTE 12 – Segment Reporting

The Company has two operating and reportable segments: (i) Investor data analysis technologies (Sequire) and (ii) Consumer based marketing services and data technologies (BIGtoken). The Sequire segment includes the licensing of the Company’s proprietary SaaS platform and associated data analysis technologies. Additionally, the Sequire segment comprises consumer and investor targeted marketing solutions to allow users of our SaaS platform to act on the insights obtained through our technologies. The BIGtoken segment includes the sale of advertising campaigns and proprietary consumer data obtained through our BIGtoken application. The BIGtoken segment includes certain operations from our discontinued sales verticals. Certain amounts for 2019 have been reclassified to conform to the classification for 2020.

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information. The following table presents revenues and gross profits by reportable segment.

	For the Three Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Media / Data	$540,000	$-	$377,000	$841,000	$-	$-	$917,000	$841,000
Platform Subscription	206,000	9,000	-	-	-	-	206,000	9,000
Other					42,000	54,000	42,000	54,000
Total Revenue	746,000	9,000	377,000	841,000	42,000	54,000	1,165,000	904,000

Cost of Revenue	231,000	-	163,000	379,000	2,000	33,000	396,000	412,000
Gross profit	$515,000	$9,000	$214,000	$462,000	$40,000	$21,000	$769,000	$492,000
	69.0%	100.0%	56.8%	54.9%	97.9%	41.8%	66.2%	54.6%

	For the Six Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Media / Data	$567,000	$-	$570,000	$1,375,000	$-	$-	$1,137,000	$1,375,000
Platform Subscription	286,000	10,000	-	-	-	-	286,000	10,000
Other	-	-	-	-	93,000	111,000	93,000	111,000
Total Revenue	853,000	10,000	570,000	1,375,000	93,000	111,000	1,516,000	1,496,000

Cost of Revenue	245,000	-	262,000	678,000	1,000	76,000	508,000	754,000

Gross profit	$608,000	$10,000	$308,000	$697,000	$92,000	$35,000	$1,008,000	$742,000
	71.3%	100.0%	54.0%	50.7%	98.9%	31.5%	66.5%	49.6%

Revenue Disaggregation.

The following table breaks out the revenue types for Sequire and BIGtoken

	Three Months Ended		Six Months Ended		Change
	June 30,		June 30,		Three Months		Six Months
	2020	2019	2020	2019	Dollar	Percentage	Dollar	Percentage
Media / Data	$540,000	$-	$567,000	$-	$540,000	n/a	$567,000	n/a
Platform Subscription	206,000	9,000	286,000	10,000	197,000	2189%	276,000	2760%
Sequire revenues	746,000	9,000	853,000	10,000	737,000	8189%	843,000	8430%

Media / Data	377,000	841,000	570,000	1,375,000	(464,000)	-55%	(805,000)	-59%
Platform Subscription	-	-	-	-	-	n/a	-	n/a
BIGtoken & Media vertical revenues	377,000	841,000	570,000	1,375,000	(464,000)	-55%	(805,000)	-59%

Other revenues	42,000	54,000	93,000	111,000	(8,000)	-15%	(17,000)	-15%

Total revenues	$1,165,000	$904,000	$1,516,000	$1,496,000	$265,000	29%	$21,000	1%

As of June 30, 2020 and December 31, 2019, revenue contract liabilities were approximately $1,094,000 and $0, respectively.

NOTE 13 – Subsequent Events

The Company received the remaining $5,000,000 in cash proceeds outstanding from the sale of the OID Convertible Notes on July 1, 2020 (NOTE 6 – OID Convertible Debentures)

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Provides an overview of our business and items that we deemed material in order to provide context for the remainder of MD&A.

●	Management Opportunities, Challenges and Risks – Discussion and analysis of the Company’s key opportunities, challenges and risks

●	Results of Operations – Analysis of our financial results comparing the three and six months ended June 30, 2020 to the same period of 2019.

●	Liquidity, Capital Resources and Going Concern - Liquidity discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a digital marketing and data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities that amplify the performance of marketing campaign in order to maximize profits or (ii) gaining insight into the activities of their targeted stakeholders. The Company’s operations are organized into two operating and reportable segments: (i) Investor data analysis technologies (Sequire) and (ii) Consumer based marketing services and data technologies (BIGtoken).

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending June 30, 2020, and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of June 30, 2020, along with the proceeds from our recent capital raising transactions will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the first quarter of 2021. Accordingly, we will require additional capital to fund the ongoing development of BIGToken. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. At June 30, 2020, the Company had $4,612,000 in cash and cash equivalent, combined with the proceeds received on July 1, 2020 from our convertible debenture financing our cash and cash equivalent balances totaled $9,612,000 as of July 1, 2020. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the second quarter of 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $10.5 million in debt investments. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,075,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $13,000,000. Based on the Company’s current cash burn rate, it has sufficient capital to operate through the remainder of 2020. If the Company’s operations do not provide for sufficient cash flow to support themselves as well as meet the obligations of our OID Convertible Debentures as they begin to amortize the Company will need to raise additional capital or a refinance of its existing indebtedness. If sufficient capital cannot be raised during the first quarter of 2021, the Company will explore options of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition, and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expenses.

Management Opportunities, Challenges and Risks

Impact of Current Macroeconomic Factors

We achieved a strong second quarter of 2020 in spite of the continuing widespread worldwide impact from the COVID-19 pandemic. We instituted cost reduction measures through the elimination of certain product and sales verticals. During this time the Company reorganized it’s operations and continued to invest in the Sequire business. To begin the second half of the year, we continue to grow our operating capacity and expand our Sequire feature set. Our ability to execute on our operating plan and invest in our future roadmap during difficult external circumstances continues to be tested and thus far we have met the challenge.

On the other hand, certain government regulations and public advisories, as well as shifting social behaviors, that have temporarily or sporadically limited or closed non-essential transportation, government functions, business activities and person-to-person interactions remain in place. In some cases, the relaxation of such trends has been followed by a return to stringent restrictions. We cannot predict the duration or direction of such trends, which have also adversely affected and may in the future affect our operations.

We continue to monitor macroeconomic conditions to remain flexible and optimize and evolve our business as appropriate, and we will continue to do so as we did in the first half of 2020. Because the impact of current conditions on a sustained basis is yet largely unknown, continues to evolve, and has been varied across geographic regions, ongoing assessments will be particularly critical to allow us to accurately project our business.

Sequire

The Company has continued to ramp the feature set and continues to grow the subscription base of its SaaS platform. As of June, 30 Sequire had a total of 68 platform subscribers. During the first quarter of the 2020, Sequire launched a new sales initiative “Stock-for-Ads” (SFA) in which it offers its customers the ability to pay for services through the Customer’s securities. Currently, the Company is only offering its services to customers with publicly traded securities in the United States. In the first quarter of the SFA sales initiative, we closed deals with a total value of $2,242,198. The continued growth and market acceptance of the SFA program is subject to a number of uncertainties.

BIGtoken

During the second quarter BIGtoken has continued to develop its product offering and launched a sales feature, Lightening Insights, to help marketers understand the changing market landscape in light of the recent Pandemic.

During the past quarter we’ve seen further regulatory activity in the area of data privacy. The California Privacy Rights Act (CRPA) has been qualified for the November 2020 ballot. The CRPA proposes to significantly expand the rights of consumers and among other things creates new obligations for companies that process personal information and would further consumers’ ability to limit the use and disclosure of sensitive personal information. As a result of these conditions we believe the BIGtoken commercial brand is well positioned to displace incumbent data and media marketing solutions.

As of June 30, 2020, we had approximately 16.7 million users on the BIGToken platform. Our current planning models indicate that we would need to reach a user base of approximately 26 million, requiring an additional $6 million in capital investment prior to BIGToken generating revenues at a level sufficient to cover operating expenses, excluding the allocation of any corporate overhead. Under this model we estimate we would begin generating operating cash flows in the fourth quarter of 2022. Our previous projections did not include revenue from certain new sales products that we have launched during the first half of the year, as well as our ability to leverage existing operational resources within the Company. Based on the operating results during the first half of 2020, we are experiencing higher than anticipated yield per user, which may provide us with further flexibility in future development plans. If we are able to maintain the yield per user experienced in the first half of 2020 we will likely be able to achieve profitability with a smaller user base, and consequently require less capital investment.

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

Results of Operations

Revenues

The following table presents our revenues, by segment and source (unaudited). Certain amounts in prior periods have been reclassified to conform with current period presentation:

	Three Months Ended		Six Months Ended		Change
	June 30,		June 30,		Three Months		Six Months
	2020	2019	2020	2019	Dollar	Percentage	Dollar	Percentage
Media / Data	$540,000	$-	$567,000	$-	$540,000	n/a	$567,000	n/a
Platform Subscription	206,000	9,000	286,000	10,000	197,000	2189%	276,000	2760%
Sequire revenues	746,000	9,000	853,000	10,000	737,000	8189%	843,000	8430%

Media / Data	377,000	841,000	570,000	1,375,000	(464,000)	-55%	(805,000)	-59%
Platform Subscription	-	-	-	-	-	n/a	-	n/a
BIGtoken & Media vertical revenues	377,000	841,000	570,000	1,375,000	(464,000)	-55%	(805,000)	-59%

Other revenues	42,000	54,000	93,000	111,000	(8,000)	-15%	(17,000)	-15%

Total revenues	$1,165,000	$904,000	$1,516,000	$1,496,000	$265,000	29%	$21,000	1%

Sequire revenues

Sequire revenues for the quarter ended June 30, 2020 (“2020”) increased to $746,000 compared to $9,000 during the three months ended June 30, 2020. Sequire’s continued growth was primarily driven by the launch of the Stock for Ads (SFA) sales program in which we allow public companies to pay for their usage of the Sequire platform, marketing spend, and other services with the company’s securities. During the quarter ended June 30, 2020 the Company has closed sales through the SFA sales program totaling $2.6 million in annual contract value.

BIGtoken revenues

BIGtoken revenues for the quarter ended June 30, 2020 (“2020”) decreased to $377,000 compared to $841,000 during the three months ended June 30, 2020. This decrease is primarily driven by the loss of core customers from our legacy sales verticals.

Profit Margin

The following table breaks out the revenues and profit margins for both Sequire and BIGtoken:

	For the Three Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Media / Data	$540,000	$-	$377,000	$841,000	$-	$-	$917,000	$841,000
Platform Subscription	206,000	9,000	-	-	-	-	206,000	9,000
Other					42,000	54,000	42,000	54,000
Total Revenue	746,000	9,000	377,000	841,000	42,000	54,000	1,165,000	904,000

Cost of Revenue	231,000	-	163,000	379,000	2,000	33,000	396,000	412,000
Gross profit	$515,000	$9,000	$214,000	$462,000	$40,000	$21,000	$769,000	$492,000
	69.0%	100.0%	56.8%	54.9%	97.9%	41.8%	66.2%	54.6%

	For the Six Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Media / Data	$567,000	$-	$570,000	$1,375,000	$-	$-	$1,137,000	$1,375,000
Platform Subscription	286,000	10,000	-	-	-	-	286,000	10,000
Other	-	-	-	-	93,000	111,000	93,000	111,000
Total Revenue	853,000	10,000	570,000	1,375,000	93,000	111,000	1,516,000	1,496,000

Cost of Revenue	245,000	-	262,000	678,000	1,000	76,000	508,000	754,000

Gross profit	$608,000	$10,000	$308,000	$697,000	$92,000	$35,000	$1,008,000	$742,000
	71.3%	100.0%	54.0%	50.7%	98.9%	31.5%	66.5%	49.6%

Sequire Profit Margin

Sequire’s costs of revenue consist of data and media acquired from third parties to fulfill the media and advertising components of our revenues. Sequire’s profit margin for the three months and six months ended June 30, 2020 was 69% and 71% respectively.

BIGtoken Profit Margin

BIGtoken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. BIGtoken’s profit margin for the six months ended June 30, 2020 increased to 54% as compared to 51% for the six month ended June 30, 2019. from 55% to 57% for the three months ended June 30, 2020. BIGtoken’s profit margin for the three months ended June 30, 2020 increased to 57% as compared to 55% for the three month ended June 30, 2019

Operating Expenses

Our operating costs for three months ended June 30, 2020 declined to $4,018,000 compared to $5,112,000 for 2019 representing a decrease of $1,094,000. The decrease was primarily attributable to (i) a decrease in staffing related expenses of approximately $781,000, a decrease in our provisions for doubtful accounts of approximately $215,000. Operating cost for the six months ended June 30, 2020 declined to $8,131,000 from $9,604,000, representing a decrease of $1,473,000. The decrease was primarily attributable to staffing related expenses of approximately $1,300,000.

Financing Costs

Our financing cost for the three months ended June 30, 2020 increased to $1,678,000 compared to $183,000 for 2019 for an increase of $1,495,000. The increase is attributable to losses incurred to extinguish and convert our short-term indebtedness into the OID convertible debentures the Company issued on June 30, 2020, which totaled approximately $1,000,000. The value of the consideration the short-term holders received was in excess of the value owed as of June 30, 2020, which created the loss. The additional $436,000 of financing costs are the write-off of deferent financing costs associated with our Term-Loan Note, which was paid off on June 30, 2020.

Our financing cost for the six months ended June 30, 2020 increased to $2,038,000 compared to $251,000 for 2019 for an increase of $1,787,000. The increase is attributable to losses incurred to extinguish and convert our short-term indebtedness into the OID convertible debentures the Company issued on June 30, 2020, which totaled approximately $1,000,000. The value of the consideration the short-term holders received was in excess of the value owed as of June 30, 2020, which created the loss. The additional $436,000 of financing costs are the write-off of deferent financing costs associated with our Term-Loan Note, which was paid off on June 30, 2020. Also, interest expense for the six months ended June 30, 2020 increased by approximately $250,000.

Securities Held for Sale

The Company acquired these securities as consideration for Sequire’s revenue transactions. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings.

Our marketable equity securities are publicly traded stocks. We consider our equity securities to be available for sale, and therefore we mark them to market at each reporting period with the change recorded in other comprehensive income. These securities are subject to the uncertainty of the public markets and may decrease or increase in value over time.

Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act Loan (PPP Loan)

Due to economic uncertainty as a result of the ongoing Pandemic (COVID-19), on April 17, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $1,074,487.50 under the Paycheck Protection Program (the “Loan”).

As we previously noted, the in the second half of March and continued through April, our operations were negatively affected, while certain of these effects continue to persist to date.

The PPP loan allowed the Company to minimize workforce related reductions amidst a significant decline in revenues.

The Company has spent these funds in accordance with guidelines of the PPP Act, and anticipates forgiveness of substantially the entire balance.

Change in fair value of derivative liabilities

During the quarter ended June 30, 2020 and in conjunction with the Convertible debenture financing on June 30, 2020, the Company entered into amendment and modification agreements with holders of the warrants underlying those derivative warrant liabilities the Company had recorded on its balance sheet as of March 31, 2020 and December 31, 2019. These modification agreement eliminated the ability for the warrant holders to force cash redemptions under fundamental transactions. Due to these modifications, the warrants are no longer considered to be derivative liabilities, in accordance with ASC 815 – Derivatives and Hedging. Company has reclassified these warrants from the liability section of the Company’s balance sheet into the equity section of the balance sheet.

Liquidity and Going Concern

On June 30, 2020 the Company had $4,612,000 million in cash on hand and working capital deficit of $1,000. Subsequent to June, 30 2020 the Company received the remaining proceeds of $5 million from the sale of the OID Convertible debentures. Based upon our cash balance on June, 30 2020, our subsequent receipt of proceeds from the OID Convertible Debenture sales, and the value of the marketable securities, offset by working capital requirements, and the repayment obligations under our convertible debentures. We anticipate we will be able to meet our cash needs without raising additional capital until March 31, 2021.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the ongoing development of BIGToken will require significant additional capital. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

BIGToken Liabilities

Since commencing the BIGToken Project, we have spent approximately $8.4 million in the development and management of BIGToken. Additionally, we are currently obligated to redeem users’ points which are earned on our BIGToken platform. As of June 30, 2020, we recorded a contingent liability for future point redemptions equal to $420,000 and we have redeemed an aggregate of approximately $600,000 since inception.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending June 30, 2020, and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of June 30, 2020, along with the proceeds from our recent capital raising transactions will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the first quarter of 2021. Accordingly, we will require additional capital to fund the ongoing development of BIGToken. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. At June 30, 2020, the Company had $4,612,000 in cash and cash equivalents, combined with the proceeds received on July 1, 2020 from our convertible debenture financing our cash and cash equivalent balances totaled $9,612,000 as of July 1, 2020. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

During the second quarter of 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $10.5 million in debt investments. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,074,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $13,000,000. Based on the Company’s current cash burn rate, it has sufficient capital to operate through the remainder of 2020. If the Company’s operations do not provide for sufficient cash flow to support themselves as well as meet the obligations of our OID Convertible Debentures as they begin to amortize the Company will need to raise additional capital or a refinance of its existing indebtedness. If sufficient capital cannot be raised during the first quarter of 2021, the Company will explore options of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable.

Critical Accounting Policies and Estimates

See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, certain of which are further described below.

As of June 30, 2020 the impact of COVID-19 continues to unfold and as a result, certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605 - Revenue Recognition (“ASC 605”). Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.

The Company’s current payment terms on credits to its customers are ranging from 30 days to 9 months, depending on the creditworthiness of its customers.

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

For the year-ended December 31, 2019 we reported losses from operations and an accumulated deficit of $17,857,000 and $35,637,000, respectively. For the six months ended June 30, 2020 we reported losses from operations and an accumulated deficit of $7,123,000 and $43,961,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, for the six months ended June 30, 2020 our operating expenses decreased by 15.3% from the six months ended June 30, 2019. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

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

Our auditors’ report on our December 31, 2019 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on June 30, 2020, including the receipt of approximately $9.1 million from our June 2020 Debenture Offering, as well the anticipated proceeds from the Small Business Association (SBA) Pay Roll Protection loan that we were recently approved for, there is substantial doubt about our ability to continue as a going concern past first quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2019 and June 30, 2020, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of convertible Debentures. Pursuant to the terms of the Debentures (subject to three (3) separate deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the Debentures beginning on December 31, 2020. Payment of the Debentures is secured by substantially all the assets and the intellectual property of the Company. Based upon our current financial results, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the Debentures, we would be in default, which would permit the holders of the Debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

We may be required to spend significant capital to redeem BIGToken Points which will negatively impact our ability to fund our core operations.

Users of BIGToken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGToken. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions. As of June 30, 2020, we recorded a contingent liability for future point redemptions equal to $420,000 and we have redeemed an aggregate amount of approximately $600,000. As of June 30, 2020, we had approximately 16.7 million users. Notwithstanding the foregoing, if our users continue to increase, we will be required to have enough cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

The following information is given with regard to unregistered securities sold since January 1, 2020. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	In January 2020, we sold non-performing receivables in the aggregate amount of $529,000 for a purchase price of $510,000 whereby in the event of payment on the receivables being received, we agreed to provide a true-up to the purchaser of the receivable of between 10% and 36% depending on the payment date. In the event of nonpayment of the receivables by March 24, 2020 and March 30, 2020, as applicable to the receivables, the purchaser may require us to purchase any outstanding portion of the receivables for 136% of its outstanding balance (“Payment Date”). In order to secure our performance to repurchase the receivables, we pledged 239,029 shares of our Class A common stock. The purchaser and Company agreed to extend the Payment Date until June 23 and June 30, 2020, as applicable, in exchange for an aggregate of 36,700 Class A common shares If we fail to repay the receivable, the purchaser may sell the pledged shares and we are liable for the any deficiency on amounts owed thereunder. On June 30, 2020, the holder exchanged all of the outstanding value in the receivables for securities sold in the June 2020 Offering (as described below).

●	On February 28, 2020, we entered into a term loan and security agreement with BRF Finance Co., LLC to borrow up to $5,000,000 subject to certain restrictions. We initially drew down gross proceeds of $2,500,000 less fees and expenses and we can access the remaining $2,500,000 within thirty (30) days of entering into an at the market sales agreement with the Lender. The loan bears interest at 10% annually and had a maturity date of March 1, 2022. We were required to make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule beginning July 31, 2020. The loan was secured by substantially all of the assets of the company. On June 30, 2020 pursuant to proceeds received from our June 2020 Offering (as described below), we repaid the full amount of the loan.

●	In February 2020, we sold a series of short-term notes with a total principal amount of $450,000. These short-term notes have maturities of 90 days from the date of sale. The notes are redeemable by the Company at any time prior to maturity at face value plus a fee determined by the number of days the notes are outstanding. These fees range from 10% to 36% of the face value. The notes are collateralized by a total of 450,000 shares of the Company’s Class A common stock, subject to certain adjustments. In connection with our June 2020 Offering, the notes were exchanged for securities old in the June 2020 Offering (as described below), except for 100,000 Class A shares which were issued to a note holder in exchange for an extension of the maturity date and waiver of interest under the notes.

●	One June 30, 2020, in a private placement, we issued (i) $16,101,388 in principal of Debentures consisting of an original issue discount on (a) $13,000,000 in cash and (b) $1,169,264 in debt cancellation, and (ii) an aggregate of 6,440,561 common stock purchase warrants (the “June 2020 Offering”). The Debentures (i) have a maturity date of December 31, 2021 (subject to three (3) extensions of six (6) months each by the holder, (ii) have a conversion price of $2.69, (iii) accrue interest at twelve percent (12%) per annum beginning six (6) months after issuance, and (iv) are secured by substantially all of the assets of the Company. The warrants (i) have an exercise price of $2.50 per share, and (ii) expire on October 30, 2022. In connection with the offering, we issued the Special Equities Group 478,854 placement agent warrants, which (i) have an exercise price of $3.3625 per share, and (ii) expire on October 30, 2022. Pursuant to the June 2020 Offering, we entered into a registration rights agreement whereby we are required to register the shares underlying the Debentures and warrants within ninety (90) days of the closing of the June 2020 Offering, or by September 23, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17

4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.26	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.27	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.29	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.30	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.31	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.32	Form of Placement Agent Warrant from June 2020 Offering	S-1	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17

10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17

10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets		8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC		8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15		10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14		8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14		8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16		8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17		10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16		10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering		8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering		8-K	10.02	001-37916	4/10/19
10.41	Form of Securities Purchase Agreement from August 2019 Offering		8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering		8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering		8-K	10.03	001-37916	8/14/19
10.44	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.45	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.46	Form of Securities Purchase Agreement from June 2020 Offering		8-K	10.01	001-37916	6/30/20
10.47	Form of Registration Rights Agreement from June 2020 Offering		8-K	10.02	001-37916	6/30/20
10.48	Form of Security Agreement from June 2020 Offering		8-K	10.03	001-37916	6/30/20
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL REALITY, INC.

August 14, 2020	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 14, 2020	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

