Form 10-Q
period 2020-09-30
SRAX, Inc.
filed 2020-11-16
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215, Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 16,026,690 shares of Class A common stock issued and outstanding as of November 8, 2020.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses;

●	our ability to continue as a going concern;

●	our obligation under original issue discount senior secured convertible debentures (“Debentures”) of which $9,243,552.19 in principal is outstanding as of November 13, 2020, all of which are secured by substantially all of our assets and intellectual property;

●	our reliance on third party vendors;

●	our potentially required cash payments to redeem the points of certain users of our BIGToken platform;

●	our dependence on our executive officers;

●	our ability to integrate our recently acquired wholly owned subsidiary, LD Micro, Inc.;

●	the possible price adjustments of Series A warrants in our January 2017 financing and the Debenture Warrants issued in the April 2017 and October 2017 financing transactions as well as the Series B Warrants issued on redemption of the Debentures in November 2018;

●	the limited market for our Class A common stock;

●	risks associated with securities litigation;

●	our failure to meet financial performance guidance; and

●	risks associated with material weaknesses in our internal control over financial reporting.

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

OTHER PERTINENT INFORMATION

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, any reference to (i) “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations and (ii) “LD Micro” and “LD Micro, Inc.” refer to the Company’s wholly owned subsidiary, “LD Micro, Inc. and the assets used in its operation. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

Unless otherwise stated, the information which appears on our web sites www.srax.com, and www.bigtoken.com are not part of this report and are specifically not incorporated by reference.

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

Three and Nine Months Ended September 30, 2020

SRAX, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$2,446,000	$32,000
Accounts receivable	1,260,000	805,000
Prepaid expenses	270,000	715,000
Marketable securities	4,800,000	83,000
Other current assets	63,000	306,000
Current assets	8,839,000	1,941,000

Property and equipment	134,000	191,000
Goodwill	23,351,000	15,645,000
Intangible assets	2,399,000	1,966,000
Right of use assets	390,000	456,000
Other assets	22,000	35,000
Total Assets	$35,135,000	$20,234,000

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$2,415,000	$2,442,000
Derivative liabilities	-	4,397,000
Other current liabilities	6,850,000	537,000
Payroll protection loan - short-term	548,000	-
OID convertible debentures – short term	3,683,000	-
Current liabilities	13,496,000	7,376,000

Right to use liability - long term	282,000	352,000
Payroll protection loan, less current portion	578,000	-
OID convertible debentures, less current portion	2,748,000	-
Deferred tax liability	131,000	-
Total liabilities	17,235,000	7,728,000

Preferred stock	-	-
Class A common	16,000	14,000
Class B common	-	-
Additional paid-in capital	68,416,000	48,129,000
Accumulated deficit	(50,532,000)	(35,637,000)
Total stockholders’ equity	17,900,000	12,506,000
Total liabilities and stockholders’ equity	$35,135,000	$20,234,000

See accompanying notes to these interim condensed consolidated financial statements

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$2,609,000	$1,001,000	$4,125,000	$2,497,000
Cost of revenues	880,000	322,000	1,388,000	1,075,000
Gross profit	1,729,000	679,000	2,737,000	1,422,000

Operating expenses
Employee related costs	1,689,000	2,162,000	5,406,000	6,730,000
Marketing and selling expenses	809,000	1,115,000	1,631,000	2,202,000
Platform costs	391,000	453,000	1,181,000	1,159,000
Depreciation and amortization	333,000	304,000	962,000	834,000
General and administrative expenses	984,000	1,355,000	3,157,000	4,069,000
Total operating expenses	4,206,000	5,389,000	12,337,000	14,994,000

Loss from operations	(2,477,000)	(4,710,000)	(9,600,000)	(13,572,000)

Other income (expense):
Financing costs	(3,302,000)	(108,000)	(5,340,000)	(359,000)
Gain (loss) on sale of assets	-	-	-	395,000
Other income (expense)	8,000	-	8,000	14,000
Loss on repricing of equity warrants	-	-	-	(342,000)
Gain (loss) from marketable securities	(800,000)	-	(284,000)	-
Change in fair value of derivative liabilities	-	6,227,000	321,000	1,390,000
Total other income (expense)	(4,094,000)	6,119,000	(5,295,000)	1,098,000

Income (loss) before provision for income taxes	(6,571,000)	1,409,000	(14,895,000)	(12,474,000)

Provision for income taxes	-	-	-	-
Net income (loss)	$(6,571,000)	$1,409,000	$(14,895,000)	$(12,474,000)

Net income (loss) per share, basic and diluted	$(0.45)	$0.11	$(1.05)	$(0.96)

Weighted average shares outstanding – basic and diluted	14,479,519	12,933,585	14,186,721	12,965,773

See accompanying notes to these interim condensed consolidated financial statements

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	260,000	-	260,000
Relative fair value of warrants issued with notes payable	-	-	83,000	-	83,000
Shares issued for extension agreement	36,700	-	71,000	-	71,000
Net loss	-	-	-	(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	14,000	48,543,000	(38,640,000)	9,917,000
Share based compensation	-	-	246,000	-	246,000
Reclassification of warrants from liability to equity	-	-	4,076,000	-	4,076,000
Shares issued for debt extinguishment	100,000	-	181,000	-	181,000
Premium on debt extinguishment	-	-	46,000	-	46,000
Beneficial conversion feature	-	-	3,913,000	-	3,913,000
Relative fair value of warrants issued with notes	-	-	2,889,000	-	2,889,000
Net loss	-	-	-	(5,321,000)	(5,321,000)
Balance, June 30, 2020	14,134,152	$14,000	$59,894,000	$(43,961,000)	$15,947,000
Share based compensation	-	-	269,000	-	269,000
Conversion of convertible debt to equity	293,038	-	234,000	-	234,000
Shares issued for the acquisition of LD Micro	1,600,000	2,000	4,262,000	-	4,264,000
Beneficial conversion feature	-	-	2,398,000	-	2,398,000
Relative fair value of warrants issued with notes	-	-	1,359,000	-	1,359,000
Net loss	-	-	-	(6,571,000)	(6,571,000)
Balance, September 30, 2020	16,027,190	$16,000	$68,416,000	$(50,532,000)	$17,900,000

See accompanying notes to these interim condensed consolidated financial statements

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	10,109,530	$10,000	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation	-	-	121,000	-	121,000
Net loss	-	-	-	(5,784,000)	(5,784,000)
Balance, March 31, 2019	10,109,530	10,000	32,991,000	(24,562,000)	8,439,000
Share based compensation, related employees	-	-	325,000	-	325,000
Sale of common stock and warrants for cash	1,687,825	2,000	6,227,000	-	6,229,000
Exercise of warrants	328,667	1,000	1,145,000	-	1,146,000
Shares issued as collateral	220,000	-	-	-	-
Loss on repricing of equity warrants	-	-	342,000	-	342,000
Share of common stock in private placement	200,000-	-	1,000,000	-	1,000,000
Net loss	-	-	-	(8,099,000)	(8,099,000)
Balance, June 30, 2019	12,546,022	13,000	42,030,000	(32,661,000)	9,382,000
Share based compensation	-	-	329,000	-	329,000
Common stock and warrants issued for cash	1,524,996	1,000	4,967,000	-	4,968,000
Common stock issued for exercise of warrants	13,333	-	50,000	-	50,000
Common stock issued for services	75,000	-	330,000	-	330,000
Shares retired – issued as collateral	(220,000)	-	-	-	-
Shares issued for settlement of original issue discount	58,101	-	219,000	-	219,000
Net income	-	-	-	1,409,000	1,409,000
Balance, September 30, 2019	13,997,452	$14,000	$47,925,000	$(31,252,000)	$16,687,000

See accompanying notes to these interim condensed consolidated financial statements

SRAX, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2020	2019

Cash Flows from Operating Activities
Net loss	$(14,895,000)	$(12,474,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on marketable securities	284,000	-
Loss on extinguishment of debt	1,103,000	-
Stock based compensation	917,000	775,000
Service rendered for stock option exercise price	-	50,000
Amortization of debt issue costs	3,746,000	-
Amortization of intangibles	905,000	781,000
Depreciation expense	57,000	53,000
Change in fair value of derivative liabilities	(321,000)	(1,390,000)
Loss on repricing of equity warrants	-	342,000
Gain on sale of SRAXmd	-	(395,000)
Loss on common stock issued to settle original issue discount	-	69,000
Provision for bad debts	69,000	271,000
Changes in operating assets and liabilities
Accounts receivable	(494,000)	1,463,000
Prepaid expenses	372,000	(69,000)
Other current assets	243,000	86,000
Change in right of use asset	66,000	-
Accounts payable and accrued expenses	23,000	(2,889,000)
Other current liabilities	(1,893,000)	772,000
Change in right of use liability	(70,000)	-
Net Cash Used in Operating Activities	(9,888,000)	(12,555,000)

Cash Flows from Investing Activities
Proceeds from sale of SRAXmd	-	307,000
Purchase of property and equipment	-	(66,000)
Proceeds from the sale of marketable securities	397,000	-
Acquisition of LD Micro, net of cash acquired	(697,000)	-
Development of software	(870,000)	(892,000)
Other assets	13,000	(79,000)
Net Cash Used in Investing Activities	(1,157,000)	(730,000)

Cash Flows from Financing Activities
Proceeds from issuance of OID convertible debentures, less issuance cost	11,885,000	-
Proceeds from the issuance of short-term notes payable, less issuance cost	960,000	-
Repayment of short-term notes payable	(100,000)	-
Proceeds from payroll protection program loan	1,084,000	-
Proceeds from the issuance of notes payable	2,130,000	-
Repayment of notes payable	(2,500,000)	-
Proceeds from the issuance of common stock units	-	12,197,000
Proceeds from issuance of common stock for warrants exercised	-	1,146,000
Net Cash Provided by Financing Activities	$13,459,000	$13,343,000

Net increase in Cash	2,414,000	58,000
Cash, Beginning of Period	32,000	2,785,000
Cash, End of Period	$2,446,000	$2,843,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$176,000	$140,000
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Record right-of-use asset	$-	$(532,000)
Record lease obligation	$-	$532,000
Vesting of prepaid common stock award	$94,000	$-
Shares issued to settle liability	$181,000	$219,000
Relative fair value of warrants issued with term loan	$83,000	$-
Derivative liabilities transferred to equity	$4,076,000	$-
Shares of common stock issued for extension agreement	$71,000	$-
Fair value of BCF for debt financings	$6,311,000	$-
Fair value of warrants issued for debt financings	$4,248,000	$-
Premium on debt financings	$46,000	$-
Original issue discount recorded on OID convertible debentures	$1,931,000	$-
Fair value of marketable securities received for revenue contracts	$5,398,000	$-
Notes payables converted into convertible notes payable	$234,000	$-
Shares of common stock issued for the acquisition of LD Micro	$4,264,000	$-

See accompanying notes to these interim condensed consolidated financial statements

SRAX, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020

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

We are a data technology company offering services to issuers of publicly traded securities through our SaaS platform Sequire, Our Bigtoken brand, which is anticipated to be moved into its own public company, we market to consumers.

Sequire, is centered around our proprietary SaaS platform from which our customers are provided with data and insights into their publicly traded securities and marketing solutions to act on the insights obtained through our technologies. Our consumer marketing focused brand, BIGToken is based on a consumer facing platform that provides consumers a platform to monetize and control their data in the digital landscape. Through this platform we’re able to provide marketers access to data and insights identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities, maximize profits associated with advertising campaigns and (ii) gaining insight into the activities of their customers.

We derive our revenues from the:

●	Sale and licensing of our proprietary SaaS platform;
●	Data analysis, insights and marketing solutions for SaaS platform subscribers
●	Organize and host investor conferences and events
●	Sales of proprietary consumer data; and
●	Sales of digital advertising campaigns.

We are headquartered in Westlake, California but work as a distributed virtual Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2019 condensed balance sheet data was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and nine -month periods ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K filed with the SEC on May 1, 2020.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. In addition, the Company’s operations and specifically, the continued operation of BIGToken will require significant additional financing. As of September 30, 2020 the Company had cash and cash equivalents of $2,446,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts, and obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

We expect that our existing cash and cash equivalents as of September 30, 2020, will not be sufficient to enable us to fund our anticipated level of operations through 2021. We anticipate raising additional capital through the private and public sales of our equity or debt securities and selling our marketable securities or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

During the nine months ended September 30, 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $13,000,000. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,084,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $11,885,000. Additionally, the Company sold its remaining position in TI Health (f/k/a SRAXmd) for a total of $8,000,000 of which $7,000,000 was received on October 30, 2020. Substantially, all of these proceeds were used to redeem a portion of our outstanding OID convertible debentures.

The ultimate impact of the COVID-19 pandemic on the Company’s operations continues to be unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. The Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expenses.

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

NOTE 2 – ACQUISITIONS

On September 15, 2020 (“Closing Date”), an Agreement and Plan of Merger (the “Agreement”) is entered into by and among SRAX, Inc. a Delaware corporation (“Parent”), Townsgate Merger Sub 1, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub 1”), LD Micro, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub 2”), LD Micro, Inc., a California corporation (the “Acquiree”, “LD Micro”), and Christopher Lahiji, the sole stockholder of the Acquiree (the “Stockholder”). Merger Sub 1 and Merger Sub 2 are sometimes collectively referred to as “Merger Sub.”

The parties intend that Merger Sub 1 will be merged with and into the Acquiree (the “First Merger”), with the Acquiree surviving the First Merger, and then the Acquiree will be merged with and into Merger Sub 2 (the “Second Merger,” and together with the First Merger, the “Merger”), with Merger Sub 2 surviving the Second Merger.

As consideration, the Company will pay cash payable as follows: (i) $1,000,000 at the Closing, (ii) $1,000,000 on January 1, 2021, (iii) $1,000,000 on April 1, 2021, and (iv) $1,000,000 on July 1, 2021 and subject to adjustment or off-set. Additionally, the Company issued 1,600,000 shares of its Class A common stock. The total consideration to be paid by the Company is $7,610,000, as adjusted, as follows:

Calculation of the purchase price:
Fair value of stock at closing	$4,264,000
Cash at closing	1,000,000
Deferred payments	2,771,000
Less cash received	(303,000)
Transaction expenses	10,000
Working capital adjustment	(132,000)
Purchase price	$7,610,000

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The deferred payments of $3,000,000 were discounted using the yield on a CCC rated corporate debt for 3-month, 6-month and 9-month maturities, respectively. The implied discount is approximately $229,000, which will be amortized over the term on the payments.

The purchase price includes working capital adjustments that are based on our preliminary estimates and assumptions that are subject to change.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

Accounts receivable, net	$30,000
Intangibles	468,000
Goodwill	7,706,000
Accounts payable and accrued liabilities	(324,000)
Payroll protection loan	(42,000)
Other current liabilities	(97,000)
Deferred tax liability	(131,000)
Net assets acquired	$7,610,000

Intangibles assets consisted of the following:

	Fair Value	Life in Years
Trademark	$271,000	Indefinite
Domain name	3,000	Indefinite
Noncompete	8,000	5 years
Customer list	186,000	3 years
	$468,000

The estimated fair values for the trademark and domain name were determined by using the relief-from-royalty method. The estimated fair value for the customer list and noncompete were determined using the excess earnings and differential method of comparing having an asset in-place versus not having the asset in place, respectively.

The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of September 15, 2020. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and and intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date.

The amounts of revenue and earnings of the Acquiree since the acquisition date included in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 follows:

Revenues	$-
Net income (loss)	(51,000)

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2019. The unaudited pro forma results include the amortization associated with the preliminary estimates for the acquired intangible assets.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

Unaudited Pro Forma Condensed Consolidated Statements of Operations

For the Nine Months ended September 30, 2020

	SRAX, Inc.	LD Micro, Inc.	Pro Forma Adjustment	Pro Forma Combined
Revenues	$4,125,000	$937,000	$-	$5,062,000
Cost of revenues	(1,388,000)	(98,000)	-	(1,486,000)
Operating expenses	(12,337,000)	(858,000)	(367,000)	(13,562,000)
Other expense	(5,295,000)	(1,000)	-	(5,296,000)
Net loss	$(14,895,000)	$(20,000)	$(367,000)	$(15,282,000)

Unaudited Pro Forma Condensed Consolidated Statements of Operations

For the Nine Months ended September 30, 2019

	SRAX, Inc.	LD Micro, Inc.	Pro Forma Adjustment	Pro Forma Combined
Revenues	$2,497,000	$1,142,000	$-	$3,639,000
Cost of revenues	(1,075,000)	(188,000)	-	(1,263,000)
Operating expenses	(14,994,000)	(1,037,000)	(596,000)	(16,627,000)
Other income	1,098,000	8,000	-	1,106,000
Net loss	$(12,474,000)	$(75,000)	$(596,000)	$(13,145,000)

The following summarizes the pro forma adjustments made for the nine months ended September 30:

	2020	2019
Amortization of intangibles acquired	$48,000	48,000
Employee related costs	319,000	319,000
Financing costs	-	229,000
Net income (loss)	$367,000	$596,000

Amortization relates to the acquired noncompete and customer list amounting to $1,000 and $47,000 for the nine months ended September 30, 2020 and 2019, respectively.

Employee related cost are contracted cost amounting to $319,000 for the nine months ended September 30, 2020 and 2019, respectively.

Financing cost relates to amortization of the discount related to the $3,000,000 deferred payments.

NOTE 3 – Marketable securities

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer. The customers securities must be trading on a United States securities exchange and the Company must be a fully reporting entity pursuant to SEC Regulation S-X. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain or (loss) in the statement of operations as a component of net income (loss).

The movement in this account is as follows:

	September 30, 2020	December 31, 2019
Balances at beginning of year	$83,000	-
Securities received for revenue contracts	5,398,000	83,000
Sale of marketable securities	(21,000)	-
Unrealized loss on mark-to-market	(660,000)	-
Balances as of date	$4,800,000	$83,000

The Company’s sales of securities during nine months ended September 30, 2020 were approximately $397,000, with a book basis of approximately $21,000 which represented a gain of $376,000, which we recorded as other income included in the gains from marketable securities.

The Company recorded as a component of other income (expense) the realized and unrealized gain (loss) on marketable securities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Unrealized loss	(800,000)	-	(660,000)	-
Realized gain	-	-	376,000	-
Loss from marketable securities	(800,000)	-	(284,000)	-

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

NOTE 4 – Sale of Accounts Receivable

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

Pursuant to the initial purchase agreement, commencing on March 24, 2020, the purchaser may, at its sole discretion, exercise a put option, to cause the Company to purchase from purchaser, any of the outstanding January 22, 2020 receivables which were not collected by the purchaser. Effective April 9, 2020, the put option was extended until June 23, 2020.

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

On June 30, 2020, the Purchaser converted the payable of $510,000 and accrued interest of $184,000 (“Old Debt”) into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 7 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debenture had a fair market value of approximately $815,000. The transaction created a loss on extinguishment of approximately $546,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the new debt of approximately $95,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $27,000 and (iii) $424,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $27,000 premium associated with the conversion feature was recorded as additional paid in capital.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

NOTE 5 – Short Term Promissory Notes

In February 2020, the Company entered into three separate short-term promissory notes with an aggregate principal value of $450,000 (the “Notes”), of which $100,000 was borrowed from the Company’s Chief Financial Officer.

The notes are due and payable on May 12, 2020 (“Maturity Date”). The notes will accrue interest as follows: (i) on the origination date, ten percent (10%) of the principal amount was added to each note, (ii) on March 12, 2020, an additional ten percent (10%) of the principal amount was added to each note, and (iii) on April 12, 2020, an additional sixteen percent (16%) of the principal amount was added to each notes.

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

On June 30, 2020, the two remaining Note Holders converted the Notes of approximately $350,000 and accrued interest of approximately $126,000 (“Old Debt”) into approximately $541,000 of the OID Convertible Debentures (See Note 7 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debentures had a fair market value of approximately $560,000. The transaction created a loss on extinguishment of approximately $375,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the Debentures of approximately $65,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $19,000 and (iii) $291,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $18,000 premium associated with the conversion feature was recorded as additional paid in capital.

NOTE 6 – Term Loan Note

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

The Company evaluated the loan and warrant agreements in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

On June 30, 2020, the principal and interest of approximately $2,585,000 was paid from the proceeds from the OID Convertible Debentures.

As of September 30, 2020, there is none outstanding loan balance on this account.

NOTE 7 – OID Convertible Debentures

On June 25, 2020, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $16,101,000 in principal amount of Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) for $14,169,000 (representing a 12% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 6,440,561 shares of the Company’s Class A common stock (the “Warrants”) in a private placement (the “Offering”). The Purchase Price consists of (a) $13,000,000 in cash and (b) the cancellation of $1,169,000 in outstanding debt, consisting of the accounts receivable loans of $510,000 with accrued interest of $184,000, and the short-term promissory notes of $350,000 with accrued interest of $125,000.

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

Bradley Woods & Co. Ltd. (“Placement Agent”) acted as the placement agent, in connection with the sale of the securities pursuant to the Securities Purchase Agreement. Pursuant to an engagement agreement entered into by and between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a cash commission of $1,040,000. Pursuant to the discussion above, the Company also issued an aggregate of 478,854 PA Warrants to the Placement Agent. The Company has agreed to include the shares of our common stock underlying the PA Warrants to be included in the registration statement to be filed. Additionally, upon the exercise of Warrants issued in the Offering, the Placement Agent will be entitled to eight percent (8%) of the cash proceeds received from such exercises.

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

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470 - Debt, the Company first allocated the cash proceeds to the loan and the warrants on a relative fair value basis, secondly, the proceeds were allocated to the beneficial conversion feature. The following table presents the balance of the OID Convertible Debentures at the contractual face amount net of discounts:

Principal balance	$15,313,000
Debt discount - OID	(1,237,000)
Debt discount - BCF	(4,403,000)
Debt discount warrants	(2,467,000)
Debt discount fees	(1,133,000)
Net book value	6,431,000
Less OID convertible debentures, short term	3,683,000
OID convertible debentures, long term	$2,748,000

During the three and nine months ended September 30, 2020, the Company recognized amortization expense of $3,302,000.

During the three months ended September 30, 2020, holders of debenture principal converted $788,000 debenture into 293,038 shares of the Company’s class A common stock. As a result of these conversions and issuance of common stock, the Company wrote-off debt discount and increased additional paid in capital by $234,000.

NOTE 8 - PAYCHECK PROTECTION PROGRAM LOAN

On April 17, 2020, we entered into a promissory note evidencing an unsecured approximately $1,084,000 loan under the Paycheck Protection Program (PPP). The loan is being made through Cross River Bank. The term of the loan is two years with an interest rate of 1%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

On September 15, 2020, $42,000 of the payroll protection loan of LD Micro was assumed in connection with the acquisition. This amount is expected to be forgiven, otherwise the Company will be reimbursed by Sellers of LD Micro. This is classified under current assets.

As of September 30, 2020, the short-term and long-term balances were $548,000 and $578,000.

NOTE 9 – Right To Use Asset

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2020.

We have operating leases for office space. Our leases have remaining lease terms of 3 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of September 30, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $45,000 and $154,000 in the three and nine months ended September 30, 2020 and $74,000 and $227,000 in the three and nine months ended September 30, 2019, which is classified in operating activities. The following tables summarize the lease expense for the three and nine months ended September 30:

Three Months Ended September 30,
	2020	2019
Operating lease expense	$41,000	$41,000
Short-term lease expense	4,000	33,000
Total lease expense	$45,000	$74,000

Nine Months Ended September 30,
	2020	2019
Operating lease expense	$122,000	$122,000
Short-term lease expense	32,000	105,000
Total lease expense	$154,000	$227,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Consolidated Balance Sheet Caption	Balance as of September 30, 2020
Operating lease right-of-use assets - non-current	Right of use asset	$390,000

Operating lease liabilities - current	Other current liabilities	$94,000
Operating lease liabilities - non-current	Right to use liability - long term	$282,000
Total operating lease liabilities		$376,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying condensed consolidated statement of operations.

NOTE 10 – Other Current Liabilities

The following table summarizes the composition of other current liabilities presented on our accompanying Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Contract liabilities	$3,673,000	$-
Contract liabilities assumed from LD Micro	97,000	-
BIGToken point liability	263,000	446,000
Operating lease liabilities - current	94,000	91,000
Other current liabilities	2,723,000	-
Total lease expense	$6,850,000	$537,000

NOTE 11 – Stockholders’ Equity

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical. As of September 30, 2020, the Company had 16,027,190 shares issued and outstanding. As of December 31, 2019, the Company had 13,997,452 shares issued and outstanding.

Common Stock Warrants

In conjunction with a Term Loan Note, the Company granted the borrower warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $3.60 per warrant share. There were no warrants exercised during the three or nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company issued 500,000 and 7,419,415 common stock purchase warrants (see Note 6 – Term Loan Note and Note 7 – OID Convertible Debentures)

Stock Based Compensation

During the nine months ended September 30, 2020, the Company issued 9,043 common stock options to each of our independent directors for their services. The options have a strike price of $1.95 and vest one year from their issue date or April 16, 2021. The options have a term of seven years from their issue date.

During the nine months ended September 30, 2020, 42,675 common stock options were terminated, and a total of 430,000 common stock options were issued to its employees. The options have a strike price of $2.70 and vest five years from their issue date or August 18, 2025. The options have a term of five years from their issue date.

Stock based compensation expense for the three and nine months ended September 30, 2020, for all granted equity instruments, was $268,000 and $917,000, respectively and $329,000 and $775,000 for the three and nine months ended September 30, 2019, respectively.

NOTE 12 – Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets of September 30, 2020 and December 31, 2019:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	4,800,000	4,800,000	—	—
Total assets	$4,800,000	$4,800,000	$—	$—

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Marketable securities	22,000	22,000	—	—
Total assets	$22,000	$22,000	$—	$—

NOTE 13 – Segment Reporting

The Company reorganized its operating units into two reporting segments, Sequire and BIGToken. As part of the reorganization, the Company was required to allocate the goodwill between the two reporting segments. Of the $15,645,000 of aggregate goodwill, $10,200,000 and $5,445,000 was allocated to Sequire and BIGToken, respectively. The goodwill was allocated to the two reporting units based on the relative fair value of each reporting unit.

The relative fair values of Sequire and BIGToken were determined using the discounted cash flow method, which is a form of the income approach. The discounted cash flow method (“DCF”) utilized discrete financial forecasts and other financial assumptions developed by management. The determination of fair value requires significant management judgment including estimating future sales, cost of sales, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate.

Additionally, we corroborate the conclusions of our discounted cash flow analyses by examining the trading multiples of similar publicly traded companies that operate within our industry vertical and compared the implied trading multiples of our DCF analysis with our publicly traded company group as a test for reasonableness.

The Company has three operating units and two reportable segments: (i) Investor data analysis technologies (Sequire) and (ii) Consumer based marketing services and data technologies (BIGToken). The Sequire segment includes the licensing of the Company’s proprietary SaaS platform and associated data analysis technologies. Additionally, the Sequire segment comprises consumer and investor targeted marketing solutions to allow users of our SaaS platform to act on the insights obtained through our technologies. Lastly, reported under Sequire is the newly acquired operating segment, LD Micro. The BIGToken segment includes the sale of advertising campaigns and proprietary consumer data obtained through our BIGToken application. The BIGToken segment includes certain operations from our discontinued sales verticals. Certain amounts for 2019 have been reclassified to conform to the classification for 2020.

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information. The following table presents revenues and gross profits by reportable segment.

	For the Three Months Ended September 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Investor / Shareholder Media Services	$1,749,000	$-	$-	$-	$-	$-	$1,749,000	$-
Platform Subscription	207,000	31,000	-	-	-	-	207,000	31,000
Conference revenues	-	-	-	-	-	-	-	-
Consumer Media / Data	-	-	604,000	915,000	-	-	604,000	915,000
Other	-	-	-	-	49,000	55,000	49,000	55,000
Total Revenue	1,956,000	31,000	604,000	915,000	49,000	55,000	2,609,000	1,001,000

Cost of Revenue	650,000	-	230,000	335,000	-	(13,000)	880,000	322,000
Gross profit	$1,306,000	$31,000	$376,000	$580,000	$49,000	$68,000	$1,729,000	$679,000

	For the Nine Months Ended September 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Investor / Shareholder Media Services	$2,432,000	$-	$-	$-	$-	$-	$2,432,000	$-
Platform Subscription	376,000	41,000	-	-	-	-	376,000	41,000
Conference revenues	-	-	-	-	-	-	-	-
Consumer Media / Data	-	-	1,174,000	2,291,000	-	-	1,174,000	2,291,000
Other	-	-	-	-	143,000	165,000	143,000	165,000
Total Revenue	2,808,000	41,000	1,174,000	2,291,000	143,000	165,000	4,125,000	2,497,000

Cost of Revenue	896,000	-	491,000	1,013,000	1,000	62,000	1,388,000	1,075,000
Gross profit	$1,912,000	$41,000	$683,000	$1,278,000	$142,000	$103,000	$2,737,000	$1,422,000

Revenue Disaggregation

The following table breaks out the revenue types for Sequire and BIGToken

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investor / Shareholder Media Services	$1,749,000	$-	$2,432,000	$-
Platform Subscription	207,000	31,000	376,000	41,000
Conference revenues	-	-	-	-
Consumer Media / Data	-	-	-	-
Sequire revenues	1,956,000	31,000	2,808,000	41,000

Investor / Shareholder Media Services	-	-	-	-
Platform Subscription	-	-	-	-
Conference revenues	-	-	-	-
Consumer Media / Data	604,000	915,000	1,174,000	2,291,000
BIGToken & Media vertical revenues	604,000	915,000	1,174,000	2,291,000

Other revenues	49,000	55,000	143,000	165,000

Total revenues	$2,609,000	$1,001,000	$4,125,000	$2,497,000

As of September 30, 2020 and December 31, 2019, revenue contract liabilities were approximately $3,770,000 and $0, respectively.

NOTE 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined the following reportable events:

On October 30, 2020, a unit redemption agreement was entered into by and between the Company and Haylard MD, LLC (“Haylard”). The Company owns 10,000,000 Class A Units of Haylard. The Company desires to sell and transfer to Haylard, and Haylard desires to redeem and purchase from the Company. The price to be paid for all of the Units shall be $6,718,000 at closing and $960,000 upon the earlier of (a) the third anniversary of the closing and (b) a Sale of Haylard, for a total consideration of $7,678,000, provided that if Haylard consummates a Sale of Haylard within one hundred and eighty (180) calendar days after the closing, and the amount to be paid in respect of a Class A Unit in connection with such transaction after taking into account all fees, costs, expenses, escrows, indemnities, purchase price adjustments, repayments of indebtedness and other holdbacks as reasonably determined and calculated in good faith by Haylard is greater than $0.7677543, then Haylard shall pay to the Company an amount equal to such excess for each Unit redeemed and purchased hereunder by wire transfer of immediately available funds to the account specified by the Company.

On October 30, 2020, a unit redemption agreement was entered into by and between the Company and MD CoInvest, LLC, (“CoInvest”). The Company owns 420,000 Units of CoInvest. The Company desires to sell and transfer to CoInvest, and CoInvest desires to redeem and purchase from the Company. The price to be paid for all of the Units shall be $282,000 at closing and $40,000 upon the earlier of (a) the third anniversary of the closing and (b) a Sale of CoInvest, for a total consideration of $322,000, provided that if CoInvest consummates a Sale of CoInvest within one hundred and eighty (180) calendar days after the closing, and the amount to be paid in respect of a Class A Unit in connection with such transaction after taking into account all fees, costs, expenses, escrows, indemnities, purchase price adjustments, repayments of indebtedness and other holdbacks as reasonably determined and calculated in good faith by CoInvest is greater than $0.7677543, then CoInvest shall pay to the Company an amount equal to such excess for each Unit redeemed and purchased hereunder by wire transfer of immediately available funds to the account specified by the Company.

Substantially all of the proceeds (approximately $7,000,000) received for the sale of the above-mentioned unit redemptions were used to redeem outstanding OID convertible debentures.

On September 30, 2020, the Company entered into a share exchange agreement (“Share Exchange”) with Force Video Protection Equipment Corp. (“FPVD”) and the majority shares holders of FPVD. The Company would receive approximately 88.9% of the issued and outstanding shares of FPVD common stock in exchange for 100% of the issued and outstanding common stock of the Company’s wholly owned subsidiary BIGToken, Inc. The closing of the Share Exchange is contingent on the completion of certain events that have not occurred as of the release of these condensed consolidated financial statements.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Provides an overview of our business and items that we deemed material in order to provide context for the remainder of MD&A.

●	Management Opportunities, Challenges and Risks – Discussion and analysis of the Company’s key opportunities, challenges and risks

●	Results of Operations – Analysis of our financial results comparing the three and nine months ended September 30, 2020 to the same period of 2019.

●	Liquidity, Capital Resources and Going Concern - Liquidity discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Our mission is to change the way people look at data. The Company operates three operating units: Sequire, LD Micro and BIGToken. In second half of 2020, we have organized the business into two reporting segments: Sequire and BIGToken. The Sequire reporting segment includes both the Sequire and LD Micro operating units.

Through our Sequire business, we offer a proprietary SaaS platform and related data and insight services to allow issuers of publicly traded securities to better understand their securities in the public markets. Through the acquisition of LD Micro we organize and host investor events within the micro cap investment space.

Our BIGToken business seeks to enable a consumer digital data experience that is transparent, presents simple choice, and clear value exchange, which enables high quality digital data products for marketers and advertisers transitioning to the new digital economy.

During the three and nine months ended September 30, 2020, we recognized total revenues of $2,609,000 and $4,125,000, respectively, representing increases of $1,607,000 and $1,628,000, respectively, over the same periods ended September 30, 2019. The three months ended September 30, 2020 increased by $1,442,000 as compared to the three months ended June 30, 2020. We continue to invest in our operations and technology development to continue our revenue growth.

During 2020, the Company has undertaken a series of capital raising transactions to continue the ongoing development of its technologies.

Management Opportunities, Challenges and Risks

Impact and Response to Current Macroeconomic Factors

We achieved another quarter of revenue growth in Q3, 2020 in spite of the continuing widespread worldwide impact from the COVID-19 pandemic. Additionally, we instituted cost reduction measures through the elimination of certain product and sales verticals. During this time the Company reorganized its operations and continued to invest in the Sequire business. Through the third quarter, we continued to grow our operating capacity and expand our Sequire product offering, including the acquisition of a complementary business, LD Micro. Our ability to execute on our operating plan and invest in our future roadmap during difficult external circumstances continues to be tested and thus far we have met the challenge.

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

Sequire

The Company has continued to expand its product offering, which has contributed to the continued growth of our subscriber base. As of September 30, 2020, Sequire had a total of 91 platform subscribers. During the first quarter of 2020, Sequire launched a new sales initiative in which it offers its public company Customers the ability to pay for services with our Customer’s equity or debt security instruments. Currently, the Company is only offering its services to customers with publicly traded securities in the United States.

BIGToken

On September 30, 2020, we entered into a share exchange agreement (“Exchange Agreement”) with Force Video Protection Equipment Corp. (“FPVD”) and Paul Feldman, FPVD’s sole officer and director. Pursuant to the Exchange Agreement, in exchange for the transfer of all of the outstanding equity of BIGToken, FPVD will issue an amount of its common stock equal to 88.9% of FPVD’s issued and outstanding shares post-issuance and Paul Feldman will transfer all of his 5,000,000 shares of FPVD’s Series A Preferred Stock. The closing of the Transactions contemplated by the Exchange Agreement are subject to certain closing conditions as more fully set forth in the Exchange Agreement. A description of the Exchange Agreement is included in our Current Report on Form 8-K filed with the SEC on October 5, 2020. Upon the closing of the transactions contemplated by the Exchange Agreement we will no longer own any of the BIGToken assets.

During the second quarter BIGToken has continued to develop its product offering and launched a sales feature, Lightening Insights, to help marketers understand the changing market landscape in light of the recent Pandemic.

During the third quarter of 2020, we’ve seen further regulatory activity in the area of data privacy. The California Privacy Rights Act (CRPA) has been approved by California voters. The CRPA proposes to significantly expand the rights of consumers and among other things creates new obligations for companies that process personal information and would further consumers’ ability to limit the use and disclosure of sensitive personal information. As a result of these conditions we believe the BIGToken commercial brand is well positioned because our product offering provides marketing solutions compliant with these new and evolving regulations.

As of September 30, 2020, we had approximately 16,560,000 users on the BIGToken platform. Our current planning models indicate that we would need to reach a user base of approximately 26 million, requiring an additional $6,000,000 in capital investment prior to BIGToken generating revenues at a level sufficient to cover operating expenses, excluding the allocation of any corporate overhead. Under this model we estimate we would begin generating operating cash flows in the fourth quarter of 2022. Our previous projections did not include revenue from certain new sales products that we have launched during the first half of the year, as well as our ability to leverage existing operational resources within the Company. Based on the operating results during the nine months ended September 30, 2020 we are experiencing higher than anticipated yield per user, which may provide us with further flexibility in future development plans. If we are able to maintain the yield per user experienced, we will likely be able to achieve profitability with a smaller user base, and consequently require less capital investment.

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

Results of Operations

Revenues

The following table presents our revenues and gross margins, by segment and source (unaudited). Certain amounts in prior periods have been reclassified to conform with current period presentation:

	For the Nine Months Ended September 30,
	Sequire		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Investor /shareholder media services	$2,432,000	$-	$-	$-	$-	$-	$2,432,000	$-
Platform subscription	376,000	41,000	-	-	-	-	376,000	41,000
Conference revenue	-	-	-	-	-	-	-	-
Media / Data	-	-	1,174,000	2,291,000	-	-	1,174,000	2,291,000
Other	-	-	-	-	143,000	165,000	143,000	165,000
Total Revenue	2,808,000	41,000	1,174,000	2,291,000	143,000	165,000	4,125,000	2,497,000

Cost of Revenue	896,000	-	491,000	1,013,000	1,000	62,000	1,388,000	1,075,000
Gross profit	1,912,000	41,000	683,000	1,278,000	142,000	103,000	2,737,000	1,422,000
margin %	68.1%	100.0%	58.2%	55.8%	99.3%	62.4%	66.4%	56.9%

Operating expenses	1,934,000	288,000	4,490,000	8,281,000	5,913,000	6,425,000	12,337,000	14,994,000

Operating Income	$(22,000)	$(247,000)	$(3,807,000)	$(7,003,000)	$(5,771,000)	$(6,322,000)	$(9,600,000)	$(13,572,000)

	For the Three Months Ended September 30,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Investor /shareholder media services	$1,749,000	-	$-	$-	$-	$-	$1,749,000	$-
Platform subscription	207,000	31,000	-	-	-	-	207,000	31,000
Conference revenue	-	-	-	-	-	-	-	-
Media / Data	-	-	604,000	915,000	-	-	604,000	915,000
Other	-	-	-	-	49,000	55,000	49,000	55,000
Total Revenue	1,956,000	31,000	604,000	915,000	49,000	55,000	2,609,000	1,001,000

Cost of Revenue	650,000	-	229,000	335,000	1,000	(13,000)	880,000	322,000
Gross profit	1,306,000	31,000	375,000	580,000	48,000	68,000	1,729,000	679,000
margin %	66.8%	100.0%	62.1%	63.4%	98.0%	123.6%	66.3%	67.8%

Operating expenses	1,128,000	96,000	1,140,000	3,171,000	1,938,000	2,122,000	4,206,000	5,389,000

Operating Income	$178,000	$(65,000)	$(765,000)	$(2,591,000)	$(1,890,000)	$(2,054,000)	$(2,477,000)	$(4,710,000)

Sequire revenues

Sequire revenues for the quarter ended September 30, 2020 increased to $1,956,000 compared to $746,000 and $31,000 during the three months ended June 30, 2020 and the three months ended September 30, 2019. Sequire’s continued growth was primarily driven by the sales program allowing public companies to pay for Sequire’s services with the Customer’s securities instruments. During the quarter ended September 30, 2020 the Company has closed sales totaling $10,000,000 in annual contract value.

Sequire Profit Margin

Sequire’s costs of revenue consist of data and media acquired from third parties to fulfill the data, media and advertising components of our revenues. Sequire’s profit margin for the three months and nine months ended September 30, 2020 was 67% and 68% respectively.

BIGToken revenues

BIGToken revenues for the quarter ended September 30, 2020 decreased to $604,000 compared to $915,000 during the three months ended September 30, 2019. This decrease is primarily driven by the loss of core customers from our legacy sales verticals.

BIGToken Profit Margin

BIGToken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. BIGToken’s profit margin for the nine months ended September 30, 2020 increased to 58% as compared to 56% for the nine months ended September 30, 2019, and for the three months ended September 30, 2020 decreased to 62% from 63% for the three months ended September 30, 2019.

Operating Expenses

Our operating costs for three months ended September 30, 2020 declined to $4,206,000 as compared to $5,389,000 in for the three months-ended September 30, 2019 representing a decrease of $1,183,000. The decrease was primarily attributable to (i) a decrease in staffing related expenses of approximately $680,000, a decrease in data costs of $463,000. Operating cost for the nine months ended September 30, 2020 declined to $12,337,000 from $14,994,000, representing a decrease of $2,657,000. The decrease was primarily attributable to (i) staffing related expenses of approximately $1,860,000 and (ii) a reduction in data costs of $564,000.

Financing Costs

Our financing cost for the three months ended September 30, 2020 increased to $3,302,000 compared to $108,000 for 2019 for an increase of $3,194,000. The increase is attributable to the accretion of the debt discounts associated with our OID convertible debentures issued on June 30, 2020 and July 1, 2020.

Our financing cost for the nine months ended September 30, 2020 increased to $5,340,000 compared to $359,000 for 2019 for an increase of $4,981,000. The increase is attributable: (i) to losses incurred to extinguish and convert our short-term indebtedness into the OID convertible debentures the Company issued on June 30, 2020, which totaled approximately $1,100,000. The value of the consideration the short-term holders received was in excess of the value owed as of June 30, 2020, which created the loss, (ii) the accretion of the OID convertible debentures of $3,295,000, and (iii) $436,000 of due to the write-off of deferent financing costs associated with our Term-Loan Note, which was paid off on June 30, 2020.

Securities Held for Sale

Our marketable equity securities are publicly traded stocks. We consider our equity securities to be available for sale, and therefore we mark them to market at each reporting period with the change recorded in statements of operations as a component of other income (expense). The Company acquired these securities as consideration for Sequire’s revenue transactions. These securities are subject to a wide variety of market-related risks, due to the public markets, that could substantially reduce or increase the fair value of our holdings.

Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act Loan (PPP Loan)

Due to economic uncertainty as a result of the ongoing Pandemic (COVID-19), on April 17, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $1,084,000 under the Paycheck Protection Program (the “Loan”).

On September 15, 2020, $42,000 of the payroll protection loan of LD Micro was assumed in connection with the acquisition. This amount is expected to be forgiven, otherwise the Company will be reimbursed by Sellers of LD Micro. This is classified under current assets.

As we previously noted, the in the second half of March and continued through April, our operations were negatively affected, while certain of these effects continue to persist to date.

The PPP loan allowed the Company to minimize workforce related reductions amidst a significant decline in revenues.

The Company has spent these funds in accordance with guidelines of the PPP Act, and anticipates forgiveness of substantially the entire balance. As of September 30, 2020, the bank institution has not yet begun the formal process of accepting forgiveness applications.

Change in fair value of derivative liabilities

During the quarter ended June 30, 2020 and in conjunction with the Convertible debenture financing on June 30, 2020, the Company entered into amendment and modification agreements with holders of the warrants underlying those derivative warrant liabilities the Company had recorded on its balance sheet as of March 31, 2020 and December 31, 2019. These modification agreements eliminated the ability for the warrant holders to force cash redemptions under fundamental transactions. Due to these modifications, the warrants are no longer considered to be derivative liabilities, in accordance with ASC 815 – Derivatives and Hedging. The Company has reclassified these warrants from the liability section of the Company’s balance sheet into the equity section of the balance sheet.

Liquidity and Capital Resources

Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieved profitable operations. In addition, the Company’s operations and specifically, the continued operation of BIGToken will require significant additional financing. As of September 30, 2020 the Company had cash and cash equivalents of $2,446,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts, and obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

Liquidity

We expect that our existing cash and cash equivalents as of September 30, 2020, along with the proceeds we receive from the sale of our marketable securities will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

During the nine months ended September 30, 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $13,499,000. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,084,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $11,885,000. Additionally, subsequently to September 30, 2020, the Company sold its remaining position in TI Health (f/k/a SRAXmd) for a total of $8,000,000 of which $7,000,000 was received on October 30, 2020. Substantially, all of these proceeds were used to redeem a portion of our outstanding OID convertible debentures.

Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(9,888,000)	(12,555,000)
Net cash used in investing activities	(1,157,000)	(730,000)
Net cash provided by financing activities	13,459,000	13,343,000

Cash flows from operating activities

Net cash used in operating activities was $9,888,000 during the nine months ended September 30, 2020 compared to $12,555,000 for the comparable period in 2019. The decrease of $2,667,000 is driven by; (i) a decrease in our cash operating expenses of $2,819,000. This partially offset by a net increase in our operating assets and liabilities.

Cash flows from investing activities

During the nine months ended September 30, 2020 net cash used in investing activities was $1,157,000 compared to $730,000 used during the comparable period in 2019. The increase of $427,000 was driven by the net cash paid to acquire LD Micro, $697,000, partially offset by the proceeds received from the sales of securities held for sale of approximately $397,000.

Cash flows from financing activities

During the nine months ended September 30, 2020, net cash provided from financing activities was $13,459,000 consisting of proceeds from the sale of (i) $11,885,000 of OID convertible debentures, (ii) $1,084,000 in proceeds from a payroll protection loan, and (iii) $960,000 in net proceeds from the sale of short-term notes of which $100,000 was paid. During the nine months ended September 30, 2019 net cash provided by financing activities consisted of proceeds from the sales of common stock in the amount totaling $12,197,000 and the proceeds from the exercise of warrants in the amount of $1,146,000.

Critical Accounting Policies and Estimates

See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, certain of which are further described below.

As of September 30, 2020 the impact of COVID-19 continues to unfold and as a result, certain of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

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

Risks Related to receipt of Securities for Services

We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940 (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the U.S. Investment Company Act of 1940, applicable restrictions would make it impractical for us to operate as contemplated.

The U.S. Investment Company Act of 1940 and the rules thereunder (and similar legislation in other jurisdictions) provide certain protections to investors and impose certain restrictions on companies that are registered as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. We have not been and do not intend to become regulated as an investment company and we intend to conduct its activities so it will not be deemed to be an investment company under the U.S. Investment Company Act of 1940 (and similar legislation in other jurisdictions). In order to ensure that we are not deemed to be an investment company, we may be required to materially restrict or limit the scope of our operations or plans related to Sequire, we will be limited in the types of acquisitions that we may make and we may need to modify our organizational structure or dispose of assets that we would not otherwise dispose of. Moreover, if anything were to happen which would potentially cause us to be deemed an investment company under the U.S. Investment Company Act of 1940, it would be impractical for us to operate as intended pursuant to the Sequire platform and our business, financial condition and results of operations would be materially adversely affected. Accordingly, we would be required to take extraordinary steps to address the situation, such as the modification and restructuring of our Sequire platform, which would materially adversely affect our ability to derive revenue.

Sequire’s services are primarily paid for in restricted shares of stock of its customers, which are often smaller publicly traded companies with volatile stock prices, limited liquidity, and risker operations.

The Sequire platform provides SaaS, and payment is often made through equity securities of customers instead of cash. The securities issued are often those of smaller size public companies that often have limited operating cash and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144. The value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease, and the stock price of such issuers is often volatile, unpredictable and has limited liquidity. As a result, the value of the equity received on the date of payment may be significantly greater than the actual revenue derived by us upon a sale of the securities. Furthermore, there is no guarantee that the companies we receive securities from pursuant to our Sequire services will remain solvent during the legally required holding period under Rule 144, which would result in the loss of some or all of our anticipated revenue. As we are not experienced stock traders, there can be no assurances that our personnel responsible for selling the securities will do so at opportune times, or be able to maximize revenue.

Sequire’s receipt of securities in lieu of cash may be affected negatively by a downturn in the U.S. and/or global securities markets and could significantly reduce our revenue.

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, widespread health epidemics or pandemics, natural disasters, terrorist attacks, war, changes in local and national economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. As we receive restricted securities of companies, a downturn in the U.S. or global markets may impact such companies and the value of our securities.

Recently, the spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets. The impact of the coronavirus continues to evolve and has been marked by rapid changes and developments. Accordingly, we cannot reliably predict the ultimate impact on financial markets and value of our securities held.

Risks Related to our Business, BIGToken, and LD Micro

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

For the year-ended December 31, 2019 we reported losses from operations and an accumulated deficit of $17,858,000 and $35,637,000, respectively. For the nine months ended September 30, 2020 we reported losses from operations and an accumulated deficit of $14,895,000 and $50,532,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. In addition, for the nine months ended September 30, 2020 our operating expenses decreased by 17.8% from the nine months ended September 30, 2019. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

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

Our auditors’ report on our December 31, 2019 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on September 30, 20201, there is substantial doubt about our ability to continue as a going concern past the second quarter of 2021. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, (ii) the completion of our pending share exchange transaction with BIGtoken (iii) our ability to raise additional capital . If we are not successful with either of these we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2019 and September 30, 2020, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of Debentures. Pursuant to the terms of the Debentures (subject to three (3) separate deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the Debentures beginning on December 31, 2020. Payment of the Debentures is secured by substantially all the assets and the intellectual property of the Company. On November 6, 2020, pursuant to our sale of membership interests received pursuant to the sale of SRAX md in the third quarter of 2018, we redeemed approximately $7 million in outstanding Debentures. Notwithstanding such redemption, based upon our current financial results, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the Debentures, we would be in default, which would permit the holders of the Debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

We may be required to spend significant capital to redeem BIGToken Points which will negatively impact our ability to fund our core operations.

Users of BIGToken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGToken. We are currently redeeming each point for $0.01, subject to the user meeting certain conditions. As of September 30, 2020, we recorded a contingent liability for future point redemptions equal to $263,000 and we have redeemed an aggregate amount of approximately $186,000 during the nine months ended September 30, 2020. As of September 30, 2020, we had approximately 16,560,000 users. Notwithstanding the foregoing, if our users continue to increase, we will be required to have enough cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

We entered into a share exchange agreement to sell substantially all of the shares if BIGToken, which will close subject to certain closing conditions, which may or may not be satisfied, the failure of which may material impact or busines operations.

On September 30, 2020, we entered into a share exchange agreement (“Share Exchange Agreement”) with Force Protection Video Equipment Corporation (“FPVD”) whereby, subject to certain closing conditions, we will exchange 100% of the outstanding equity shares of BIGToken in exchange for receipt of 88.9% of the issued and outstanding common stock of FPVD and 100% of the outstanding preferred stock of FPVD. Notwithstanding the Share Exchange Agreement, there can be no assurances that the transaction will close and in the event that the transaction does not close, we would continue to incur all costs and liabilities associated with BIGToken.

If our efforts to attract and retain BIGToken users are not successful, our number of users and the amount of data collected could fail to reach critical mass, grow or decline and our potential for BIGToken to earn revenues may be materially affected.

Notwithstanding the closing of the Share Exchange Agreement, we will be dependent on advertisers to pay us for access to user data. We must attract users to grow the amount of accessible data and make it attractive to these third parties. If the public does not perceive our mission or our services to be reliable, valuable or of high quality, we may not be able to attract or retain users and create a critical mass of data which will impact our ability to earn revenues which could have a materially adversely affected on SRAX.

In the event that we are unable to integrate LD Micro, our newly acquired wholly owned subsidiary with our current assets or continue to develop LD Micro, it could materially affect our business, financial condition and results of operations.

In September 2020, we acquired LD Micro as a wholly owned subsidiary. Management is currently integrating operational aspects of LD Micro into SRAX. There can be no assurances that LD Micro is profitable, that we successfully integrate LD Micro’s business with that of SRAX, or that we are able to successfully operate LD Micro’s operations profitably. The failure to do any of the foregoing could materially affect our business, financial condition, and results of operations.

LD Micro, our newly acquired subsidiary operates in a business segment that may be negatively affected by the COVID-19 pandemic.

Our recently acquired subsidiary, LD Micro, hosts online and in-person investor conferences for publicly traded companies. While we believe we will be able to transition a majority of the events and conferences into an online format during the COVID-19 pandemic, there can be no assurances that we will be able to do so successfully, or that investors and other attendees will find such virtual conferences as compelling.

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

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino and Michael Malone as well as Christopher Lahiji, the president of our wholly owned subsidiary, LD Micro. We are a party to an employment agreement with each of Mr. Miglino, Mr. Malone and Mr. Lahiji. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

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

We are a party to an at-the-market sales agreement pursuant to which we are able to sell our Class A common shares directly into the market. Currently, we would be required to use the proceeds to pay for the redemption of the outstanding Debentures, subject to certain amounts as more fully set forth in the Debentures. If we are required to sell a substantial number of shares, or the public perceives that these sales may occur, it could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities.

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

The following information is given with regard to unregistered securities sold since January 1, 2020. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	In January 2020, we sold non-performing receivables in the aggregate amount of $529,000 for a purchase price of $510,000 whereby in the event of payment on the receivables being received, we agreed to provide a true-up to the purchaser of the receivable of between 10% and 36% depending on the payment date. In the event of nonpayment of the receivables by March 24, 2020 and March 30, 2020, as applicable to the receivables, the purchaser may require us to purchase any outstanding portion of the receivables for 136% of its outstanding balance (“Payment Date”). In order to secure our performance to repurchase the receivables, we pledged 239,029 shares of our Class A common stock. The purchaser and Company agreed to extend the Payment Date until June 23 and June 30, 2020, as applicable, in exchange for an aggregate of 36,700 Class A common shares If we fail to repay the receivable, the purchaser may sell the pledged shares and we are liable for the any deficiency on amounts owed thereunder. On June 30, 2020, the holder exchanged all of the outstanding value in the receivables for securities sold in the June 2020 Offering (as described below).

●	On February 28, 2020, we entered into a term loan and security agreement with BRF Finance Co., LLC to borrow up to $5,000,000 subject to certain restrictions. We initially drew down gross proceeds of $2,500,000 less fees and expenses and we can access the remaining $2,500,000 within thirty (30) days of entering into an at the market sales agreement with the Lender. The loan bears interest at 10% annually and had a maturity date of March 1, 2022. We were required to make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule beginning July 31, 2020. The loan was secured by substantially all of the assets of the company. On June 30, 2020 pursuant to proceeds received from our June 2020 Offering (as described below), we repaid the full amount of the loan.

●	In February 2020, we sold a series of short-term notes with a total principal amount of $450,000. These short-term notes have maturities of 90 days from the date of sale. The notes are redeemable by the Company at any time prior to maturity at face value plus a fee determined by the number of days the notes are outstanding. These fees range from 10% to 36% of the face value. The notes are collateralized by a total of 450,000 shares of the Company’s Class A common stock, subject to certain adjustments. In connection with our June 2020 Offering, the notes were exchanged for securities old in the June 30, 2020 Offering (as described below), except for 100,000 Class A shares which were issued to a note holder in exchange for an extension of the maturity date and waiver of interest under the notes.

●	On June 30, 2020, in a private placement, we issued (i) $16,101,388 in principal of Debentures consisting of an original issue discount on (a) $13,000,000 in cash and (b) $1,169,264 in debt cancellation, and (ii) an aggregate of 6,440,561 common stock purchase warrants (the “June 2020 Offering”). The Debentures (i) have a maturity date of December 31, 2021 (subject to three (3) extensions of six (6) months each by the holder, (ii) have a conversion price of $2.69, (iii) accrue interest at twelve percent (12%) per annum beginning six (6) months after issuance, and (iv) are secured by substantially all of the assets of the Company. The warrants (i) have an exercise price of $2.50 per share, and (ii) expire on October 30, 2022. In connection with the offering, we issued the Special Equities Group 478,854 placement agent warrants, which (i) have an exercise price of $3.3625 per share, and (ii) expire on October 30, 2022. Pursuant to the June 2020 Offering, we entered into a registration rights agreement whereby we are required to register the shares underlying the Debentures and warrants within ninety (90) days of the closing of the June 2020 Offering, or by September 23, 2020. As of the date hereof, the registration statement registering the shares underlying the Debentures and warrants was declared effective.

●	On September 4, 2020, pursuant to an agreement and plan of merger (“Merger Agreement”), we acquired LD Micro, Inc. as a wholly owned subsidiary in exchange for the following compensation paid to LD Micro’s stockholders: (i) four million dollars ($4,000,000) payable as follows (collectively, the “Cash Payment”): (a) $1,000,000 at the closing, (b) one million dollars ($1,000,000) on January 1, 2021, (c) one million dollars ($1,000,000) on April 1, 2021, and (d) one million dollars ($1,000,000) on July 1, 2021; and (ii) one million six hundred thousand (1,600,000) shares of Class A common stock issued at the closing.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17

4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19

4.26	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.27	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.29	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.30	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.31	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.32	Form of Placement Agent Warrant from June 2020 Offering	S-1	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12

10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17

10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14	8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16	8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.41	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.44	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.45	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.46	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.47	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.48	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20

10.49	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.50	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.51	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.52	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.53	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.54	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.55	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	11/16/2020
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	11/16/2020
101.INS	XBRL Instance Document	11/16/2020
101.SCH	XBRL Taxonomy Extension Schema	11/16/2020
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	11/16/2020
101.DEF	XBRL Taxonomy Extension Definition Linkbase	11/16/2020
101.LAB	XBRL Taxonomy Extension Label Linkbase	11/16/2020
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	11/16/2020

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

November 16, 2020	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 16, 2020	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

