Form 10-K
period 2020-12-31
SRAX, Inc.
filed 2021-03-31
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215,

Westlake Village, CA 91361

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (323) 694-9800

Securities registered under Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	SRAX	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $32,811,898 based on the closing price of $2.54 on June 30, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 23,185,765 shares of Class A common stock are outstanding as of March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, any reference to “LD Micro” refers to the Company’s wholly owned subsidiary, LD Micro, Inc. and the assets used in its operations. Any reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. BIGToken was divested pursuant to a share exchange agreement that closed on February 4, 2021. Also, any reference to “common share” or “common stock,” refers to our $0.001 par value Class A common stock.

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

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units:

●	Our unique SaaS platform, Sequire provides users many features which allow issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels.

●	Through LD Micro, we organize and host investor conferences within the micro and small- cap space, and plan to create several more niche events for the investor community.

Our endeavor provides our clients an integrated investor and shareholder analytics platform drove us to develop this platform, acquire LD Micro, and begin cultivating the Sequire Community. Each SRAX business unit delivers valuable insights that assist our clients with their investor relations and communications initiatives.

Sequire

In May of 2020 we rebranded our SaaS offering SRAX IR, as Sequire, emphasizing the platform’s strength to secure and acquire investors. The Sequire platform is a central hub where companies reach out and engage with shareholders, manage warrants, and identify potential investors.

This powerful software utilizes machine learning and advanced analytics to bring our clients actionable information that we believe can be used to maximize ROI through better investor and stockholder communications. Clients then have the ability to engage with targeted shareholder groups across marketing channels including email, social media, programmatic, and hyperlocal.

When interpreting data, clients can see gains and losses over time, buying/selling trends, total outstanding shares, new shareholders, and shareholders broken out by percentage. Based on this data, we can then build companies a customized communications campaign in which we use targeted ads and crafted messaging to reach the desired outcome for a client.

An important part of monitoring shareholders is the greater context of the investment landscape. Sequire features real-time level-two trading data, the ability to monitor competition, news alerts, and more. Additionally, Sequire’s functionality includes a custom survey feature that allows issuers to ask questions to all their shareholders at once or to specified groups.

The Sequire platform also allows users to manage warrants, attaining high-level insight by year and month, including a list of expiring and outstanding warrants. They can then calculate what their proceeds could be if those warrants were issued before they expire. Clients can also keep tabs on investor relations programs and corporate communication firms, all in one place.

We expanded the functionality of Sequire to include the hosting of virtual events, as more and more networking functions are being held in the digital space. Clients can attend an event held by industry guests or hold a conference themselves. They then have the ability to import contacts from those events directly into their own list for later use and targeting.

Virtual Events and LD Micro

LD Micro was originally founded in 2006 as an independent resource for the microcap world. It quickly grew into a premier event platform in the space, successfully connecting investors and promoting small cap businesses. In September of 2020, we acquired LD Micro, and hosted the 2020 Main Event on our Sequire Virtual Events platform. We are proud to say we had over 50K attendees and hosted webinars with 250 companies.

The LD Micro Main Event is one of the most influential conferences in the small-cap space, and our acquisition has been able to provide LD access to our growing database of 5M+ investors.

We are currently expanding our slate of events to include specialty conferences for individual industries such as: EdTech, FinTech, Minerals, Pharma, etc. Our retail investor community of 5M+ investors, and the ability to help educate investors with these events, is valuable to our investor community. Through the events platform, we have the ability to host a variety of virtual events and conferences including investor conferences, earnings calls, shareholder meetings, annual, investor/analyst days, corporate town halls, roadshows, and more. We see the Sequire Virtual Events platform growing into the premier investor event tool. Although the Covid-19 Pandemic certainly created growth in this space, we believe that virtual events are the future of targeted investor communication.

We are offering users a seamless, centrally managed virtual events solution that can be customized to any industry. Sequire Virtual Events has already demonstrated success with the LD Micro Main Event, and we will continue to devote resources to the growth of this area of our business.

Sequire Community

Building a thriving community is often an overlooked aspect of business. With a significant number of investors aware of the LDMicro brand, we are moving to ensure that those people become passionate advocates, engaging with each other on a wide range of topics.

We have plans to develop investor education tools, host professional investment events, and cultivate a mature, educated community. Our vision for the Sequire Community is that it becomes a place where people can communicate and network, to learn and grow as investors, and ultimately become brand advocates.

Marketing and sales

We market our services through our in-house sales and marketing team. Our team focuses on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools.

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

Government regulation

We are subject to a variety of laws and regulations in the United States that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. We are also subject to many of the laws that cover the securities industry and are regulated by the Securities and Exchange Commission.

These laws may involve privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

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

Employees

As of March 29, 2021, we had 153 full-time employees. We also employ services of certain consultants on an as needed basis. There are no collective bargaining agreements covering any of our employees.

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May 2010. Upon the conversion, we changed our name to Social Reality, Inc. On August 15, 2019 we formally changed our Name to SRAX, Inc. During the second half of 2018, we sold our SRAXmd product line. In September of 2020, we acquired LD Micro as a wholly owned subsidiary. In February of 2021 we completed the divestiture of our BIGToken subsidiary and related product lines.

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

For the year-ended December 31, 2020 we reported losses from operations and an accumulated deficit of $11,597,000 and $50,342,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or advisors could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our operations, facilities or those of our customers or suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on December 31, 2020, there is substantial doubt about our ability to continue as a going concern past the third quarter of 2021. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, and (ii) our ability to raise additional capital. If we are not successful with either of these, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We may need to raise additional capital to pay our indebtedness as it comes due.

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures. Pursuant to the terms of the debentures (subject to three (3) separate deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the debentures beginning on December 31, 2020. Payment of the debentures is secured by substantially all the assets and the intellectual property of the Company. Although we have recently achieved profitability, we may not be able to generate sufficient cash flow to repay the debentures as they come due. As of December 31, 2020, the outstanding balance of the debentures was approximately 9,386,000. Although a number of debentures have been converted, as of March 28, 2021, the outstanding balance of debentures is $3,800,000. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures, we would be in default, which would permit the holders of the debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2020 and 2019, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from or to users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry. As a result of recent attention and growth of, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we are currently in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss and to prevent or detect security breaches, we cannot assure you that such measures will ultimately become operational or provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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

Our success largely depends on the efforts and abilities of our executive officers, including Christopher Miglino, Michael Malone, and Christopher Lahiji, the president of our wholly owned subsidiary, LD Micro. We are a party to an employment agreement with each of Mr. Miglino, Mr. Malone and Mr. Lahiji. Although we do not expect to lose their services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including:

●	our ability to create applications for our customers;

●	internet advertisements and promotions are, by their nature, limited in content relative to other media;

●	companies may prefer other forms of Internet advertising and promotions that we do not offer; and

●	regulatory actions may negatively impact our business practices.

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

In the event that we are unable to conduct business with certain third-party providers of data and information integral to our operations, our revenue and business prospects may suffer.

We rely on access to certain third-party providers of data in the investment sector in order for Sequire’s platform to function and provide meaningful data and insights for our customers. We have benefited from the data that these third-parties have provided to us on behalf of their customers. In the event that we lose access to these third-party providers, it would limit our ability to effectively market the Sequire platform and sell our services to our customers. In the event that these third-party providers change their terms or our ability to access their data on a cost-effective basis to us, our business may be materially harmed.

Competitors may create products that compete with Sequire platform and there can be no assurances that we’ll be able to protect our intellectual property related to Sequire.

The Sequire platform’s success depends heavily on our intellectual property and the continued development and innovation of the platform. Notwithstanding, there may be competitors seeking to compete by creating similar platforms with more aggressive pricing or lower cost structures, greater functionality, and by emulating the services provided by the Sequire platform. Furthermore, certain of the information that we implement in our Sequire platform is either publicly available or ascertained through third-party service providers for which no barrier to entry exists. Companies with significantly more resources than us may attempt to create competing products at lower prices. Furthermore, there can be no assurances that we are able to adequately defend our trade secrets or intellectual property rights with respect to competitors.

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

Risks Related to LD Micro

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or advisors could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our operations, facilities or those of our customers or suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

LD Micro, our newly acquired subsidiary operates in a business segment that has been negatively affected by the COVID-19 pandemic.

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

We are a party to an at-the-market sales agreement pursuant to which we are able to sell our Class A common shares directly into the market. Currently, we would be required to use the proceeds to pay for the redemption of our outstanding Debentures, subject to certain amounts as more fully set forth in the Debentures. If we are required to sell a substantial number of shares, or the public perceives that these sales may occur, it could cause the market price of our Class A Common Stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities.

Our management will have broad discretion over the use of proceeds from sales under our at-the-market sales agreement, and may not use the proceeds effectively.

As a result of sales made under our at-the-market sales agreement in excess of those required to be paid pursuant to our outstanding Debentures, our management will have broad discretion in the application of such net proceeds, if any, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Class A Common Stock. You will be relying on the judgment of our management concerning these uses and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our Class A Common Stock to decline.

The actual number of shares we will issue under the at-the-market sales agreement, at any one time or in total, is uncertain.

Subject to certain limitations in the at-the-market sales agreement and compliance with applicable law, we and our Sales Agent may mutually agree to sell shares of our Class A Common Stock at any time throughout the term of the ATM. The number of shares that are sold by the Sales Agent after agreement on the terms of the transaction acceptance will fluctuate based on the market price of the shares of our Class A Common Stock during the sales period and limits we set with our Sales Agent. Because the price per share of each share sold will fluctuate based on the market price of our shares of Class A Common Stock during the sales period, it is not possible to predict the number of shares that will ultimately be issued.

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

As a result of COVID-19, we our currently operating as a virtually distributed operation. We lease our principal executive offices, located in Westlake Village, California and consisting of approximately 500 square feet on a month-to-month basis at a rate of $1,000 per month. We also maintain offices in Mexicali, Mexico where we lease approximately 3,400 square feet of office space from an unrelated third party under a lease agreement terminating in September 2021 at an initial annual rental of $77,580 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses. We believe both locations are suitable and adequate for our current levels of operations and anticipated growth.

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

As of March 25, 2021, there were approximately 48 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

See information contained in Part III Item 12 of Annual Report entitled “Equity Compensation Plan Information.”

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2020. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	In January 2020, we sold non-performing receivables in the aggregate amount of $529,000 for a purchase price of $510,000 whereby in the event of payment on the receivables being received, we agreed to provide a true-up to the purchaser of the receivable of between 10% and 36% depending on the payment date. In the event of nonpayment of the receivables by March 24, 2020 and March 30, 2020, as applicable to the receivables, the purchaser may require us to purchase any outstanding portion of the receivables for 136% of its outstanding balance (“Payment Date”). In order to secure our performance to repurchase the receivables, we pledged 239,029 shares of our Class A common stock. The purchaser and Company agreed to extend the Payment Date until June 23 and June 30, 2020, as applicable, in exchange for an aggregate of 36,700 Class A common shares If we fail to repay the receivable, the purchaser may sell the pledged shares and we are liable for the any deficiency on amounts owed thereunder. On June 30, 2020, the holder exchanged all of the outstanding value in the receivables for securities sold in the June 2020 Offering (as described below).

●	On February 28, 2020, we entered into a term loan and security agreement with BRF Finance Co., LLC to borrow up to $5,000,000 subject to certain restrictions. We initially drew down gross proceeds of $2,500,000 less fees and expenses and we can access the remaining $2,500,000 within thirty (30) days of entering into an at the market sales agreement with the Lender. The loan bears interest at 10% annually and had a maturity date of March 1, 2022. We were required to make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule beginning July 31, 2020. The loan was secured by substantially all of the assets of the company. On June 30, 2020 pursuant to proceeds received from our June 2020 Offering (as described below), we repaid the full amount of the loan.

●	On April 9, 2020 the Company entered into an agreement to amend the January 22 and 30 Accounts receivable agreements. The Purchaser agreed to amend the payment of the Put Price to June 23, 2020 and June 30, 2020 for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively. As consideration for the extension the Company agreed to issue the purchaser 32,668 and 4,032 shares of Class A common stock for the receivable sale originating on January 22, 2020 and January 30, 2020, respectively.

●	On June 30, 2020, in a private placement, we issued (i) $16,101,388 in principal of Debentures consisting of an original issue discount on (a) $13,000,000 in cash and (b) $1,169,264 in debt cancellation, and (ii) an aggregate of 6,440,561 common stock purchase warrants (the “June 2020 Offering”). The Debentures (i) have a maturity date of December 31, 2021 (subject to three (3) extensions of six (6) months each by the holder, (ii) have a conversion price of $2.69, (iii) accrue interest at twelve percent (12%) per annum beginning six (6) months after issuance, and (iv) are secured by substantially all of the assets of the Company. The warrants (i) have an exercise price of $2.50 per share, and (ii) expire on October 30, 2022. In connection with the offering, we issued the Special Equities Group 478,854 placement agent warrants, which (i) have an exercise price of $3.3625 per share, and (ii) expire on October 30, 2022. Pursuant to the June 2020 Offering, we entered into a registration rights agreement whereby we are required to register the shares underlying the Debentures and warrants within ninety (90) days of the closing of the June 2020 Offering, or by September 23, 2020. As of the date hereof, the registration statement registering the shares underlying the Debentures and warrants was declared effective.

●	On September 4, 2020, pursuant to an agreement and plan of merger (“Merger Agreement”), we acquired LD Micro, Inc. as a wholly owned subsidiary in exchange for the following compensation paid to LD Micro’s stockholders: (i) four million dollars ($4,000,000) payable as follows (collectively, the “Cash Payment”): (a) $1,000,000 at the closing, (b) one million dollars ($1,000,000) on January 1, 2021, (c) one million dollars ($1,000,000) on April 1, 2021, and (d) one million dollars ($1,000,000) on July 1, 2021; and (ii) one million six hundred thousand (1,600,000) shares of Class A common stock issued at the closing

●	On November 13, 2020, we issued Christopher Miglino, our CEO, options to purchase 300,000 shares of Class A Common Stock. The Options have an exercise price of $2.97 per share, a term of 5 years, and are vested fully on the grant date. The options were issued pursuant to the Company’s 2012 Equity Compensation Plan and have a Black Scholes value of $ $649,000.

●	On March 15, 2021, we issued Brock Pierce, our newly appointed Board member, an option to purchase 803 shares of Class A common Stock for joining the Board. The Grant covers the period from March 10, 2021 (his appointment date), through April 15, 2021. The options have an exercise price of $4.48 per share, a term of seven (7) years, and will vest fully on April 15, 2021. The options were issued as payment for services on the Board from March 10, 2021 through April 15, 2021 and is valued at $2,958. The options were issued from our 2014 equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The consolidated financial statements of SRAX, Inc. combine the Sequire business with the consumer-based data platform BIGToken and are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

Recent Developments

On February 4, 2021, we announced the completion of the separation of our consumer-based data privacy business “BIGToken” from SRAX, Inc. (the Separation), effected by way of a share exchange. On February 21, 2021 we sold warrants to purchase up to 4,545,440 shares of our Class A common stock, $0.001 par value per share, at an exercise price of $7.50 per share (the “Warrants”). Each Warrant to purchase one share of our Class A common stock was sold pursuant to a prospectus supplement (File no. 333-235298) at purchase price of $0.125 per share to certain investors that entered into a letter agreement on February 21, 2021, to exercise all of their outstanding warrants issued on June 30, 2020 (“Old Warrants”). Each investor received one Warrant that expires on January 31, 2022 for every Old Warrant exercised plus the purchase price of $0.125 per Warrant.

Executive Overview of Full Year 2020 Results

Our key operating metrics and financial results for 2020 are as follows:

Sequire platform growth:

●	Sequire subscribers of 183 as of March 25, 2021, up from 95 as of November 15, 2020
●	Over of 3 million investors within Sequire platform.

Financial results:

●	Revenue was $4.5 million and $8.6 million, up 316% and 141% year-over-year for the fourth quarter and year, respectively.
●	Full year Net loss of $14.7 million as compared to Net Loss of $16.9 million.
●	Cash and cash equivalents and marketable securities were $9 million as of December 31, 2020.

Reportable Segments

Our current operating business is Sequire, which consists of two components: Sequire and LD Micro. We report our financial performance inclusive of the BIGtoken business as we currently hold a majority interest. Our financials include the following segments: Sequire and BIGtoken. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other.

Metrics

We use metrics in assessing the performance of our business and to make informed decisions regarding the allocation of resources. We disclose metrics to enable investors to evaluate progress against our ambitions, provide transparency into performance trends, and reflect the continued evolution of our products and services.

In 2020, we also continued to focus on our main revenue growth priorities: (i) The continued growth of our Sequire platform user base (ii) the expansion of the LD micro events and offerings.

Our business has been impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations. We are unable to predict the impact of the pandemic on user growth and engagement with any certainty, and we expect these trends to continue to be subject to volatility.

More recently, we believe the pandemic has contributed to an acceleration in the shift of commerce from offline to online, as well as increasing consumer demand for purchasing products as opposed to services, and we experienced increasing demand for our products as a result of these trends. The impact of the pandemic on our overall results of operations, remains highly uncertain for the foreseeable future.

We intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our network infrastructure, as well as scaling our headcount to support our growth, will continue to drive expense growth in 2021.

Company Overview

About

We are a technology firm focused on enhancing communications between public companies and their investors. Our unique SaaS platform, Sequire is an operating system for public companies. Among many features it allows issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with investors across marketing channels.

Our endeavor to unlock the value of data for our clients drove us to develop this platform, acquire LD Micro, and begin cultivating the Sequire Community. Each piece of the SRAX puzzle delivers valuable insights that assist our clients with their marketing and advertising efforts.

Through Sequire, we offer tools and related data and insight services to allow issuers of publicly traded securities to better understand their position in the market.

Through the acquisition of LD Micro, we organize and host investor conferences within the micro and small- cap space, and plan to create several more niche events for the investor community.

Sequire

In May of 2020 we rebranded our SaaS offering SRAX IR, as Sequire, emphasizing the platform’s strength to secure and acquire investors. The Sequire platform is a central hub where companies reach out and engage with shareholders, manage warrants, and identify potential investors.

This powerful software utilizes machine learning and advanced analytics to bring our clients actionable information that can be used to maximize ROI, as an innovative investor communication tool.

We built the Sequire platform to help our customers understand shareholder behavior, including the ability to identify buyers and sellers. Clients then have the ability to engage with targeted shareholder groups across marketing channels including; email, social media, programmatic, and hyperlocal.

When interpreting data, clients can see gains and losses over time, buying/selling trends, total outstanding shares, new shareholders, and shareholders broken out by percentage. Every bit of this data helps how we target ads and craft messaging to leverage the desired outcome for a client.

An important part of monitoring shareholders is the greater context of the investment landscape. Sequire features real-time level-two trading data, the ability to monitor competition, news alerts, and more.

We are always seeking ways to improve our clients’ communications with their shareholders, and we built a custom survey feature so that they could ask questions to all their shareholders at once or to specified groups.

The Sequire platform also allows users to manage warrants, attaining high-level insight by year and month, including a list of expiring and outstanding warrants. They can then calculate what their proceeds could be if those warrants were issued before they expire. Clients can also keep tabs on investor relations programs and corporate communication firms, all in one place.

We expanded the functionality of Sequire to include the hosting of virtual events, as more and more networking functions are being held in the digital space. Clients can attend an event held by industry guests, or hold a conference themselves. They then have the ability to import contacts from those events directly into their own list for later use and targeting.

Data Targeting

We help our clients build an investor base through targeted advertising and marketing campaigns, tailored to their needs. When our clients succeed, we succeed. Using data-driven insights, we help clients meet their unique marketing objectives, whether they’re messaging existing investors, new investors, or consumers.

Our team of experts takes a deep dive into each company, building out unique messaging to suit their target investors. Once media campaigns are built, they are run through the Sequire platform across multiple target segments. We then track performance and modify the campaign for the best possible results. Our clients have needs to target particular sectors and exchanges, and the value we deliver lies in the hyper-specific investor insights necessary for that kind of focused outreach.

We are maximizing the efficacy of our media campaigns by providing our clients with custom-built landing pages that are crafted to educate, engage, and convert new investors. When a new investor clicks through an ad, they will land on a story-driven page with data-tracking software embedded to collect analytics for later use.

Virtual Events and LD Micro

LD Micro was originally founded in 2006 as an independent resource for the microcap world. It quickly grew into a premier event platform in the space, successfully connecting investors and promoting small cap businesses. In September of 2020, we acquired LD Micro, and hosted the 2020 Main Event on our Sequire Virtual Events platform. We are proud to say we had over 50K attendees and hosted webinars with 250 companies.

The LD Micro Main Event is one of the most influential conferences in the small-cap space, and our acquisition has been able to provide LD access to our growing database of 5M+ investors.

At our core, we are in the business of helping companies connect to their audience, and creating events where companies are presenting to investors is a great way to execute on our mission. The LD Micro Main Event is just the start.

We are currently expanding our slate of events to include specialty conferences for individual industries such as: EdTech, FinTech, Minerals, Pharma, etc. We have built up a retail investor community of 5M+, and the ability to help educate investors with these events is valuable to our investor community.

We see the Sequire Virtual Events platform growing into the premier investor event tool. With the help of our events team, companies have the ability to create and organize their own webinars at scale. The Covid-19 Pandemic certainly created growth in this space, but we believe that virtual events are the future of targeted investor communication.

Through the events platform, we have the ability to host a variety of virtual events and conferences including: investor conferences, earnings calls, shareholder meetings, annual, investor/analyst days, corporate town halls, roadshows, and more.

We believe functionality is key, and some of the features we offer include multi-presenter capabilities, integrated graphic presentation options, tech support, real-time analytics, audience polling, downloadable resource offerings, and more. Each presentation, when concluded, delivers an analytics report to the client for data-driven review.

We are offering users a seamless, centrally-managed virtual events solution that can be customized to any industry. Sequire Virtual Events has already demonstrated success with the LD Micro Main Event, and we will continue to devote resources to the growth of this area of our business.

Sequire Community

Building a thriving community is often an overlooked aspect of business. With a significant number of investors aware of the LDMicro brand, we are moving to ensure that those people become passionate advocates, engaging with each other on a wide range of topics.

We have plans to develop investor education tools, host professional investment events, and cultivate a mature, educated community. Our vision for the Sequire Community is that it becomes a place where people can communicate and network, to learn and grow as investors, and ultimately become brand advocates.

We derive our revenues from the:

●	Sale and licensing of our proprietary SaaS platform; and
●	Sales of proprietary consumer data; and
●	Attendance and sponsorship fees from investor conferences and events; and
●	Sales of digital advertising campaigns.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and marketable securities totaled approximately $9,000,000 and $100,000 as of December 31, 2020 and 2019. Our marketable securities have been obtained through our Sequire business as payment for our services. They consist predominantly of debt and equity securities, diversified among industries and individual issuers. The investments are all U.S. dollar-denominated securities, but also include foreign issuer securities to diversify risk.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, common and preferred stock, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. Level 3 investments are valued using internally-developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

Going Concern

Cash on hand and marketable securities at December 31, 2020 was approximately $451,000 and $8,447,000. Based upon our cash flow projections taking into account cash, our recent capital raise, marketable securities and the projected cash flows from operations we believe we have enough liquidity, taking into account the uncertainty related to the ongoing pandemic and general economic uncertainty, to continue to fund operations at their currently level through the remainder of the year.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieved profitable operations on a consolidated basis. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the continued consolidation of BIGToken may require additional financial support or additional financing. These factors create uncertainty or doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity

During 2020, our principal sources of liquidity have been proceeds from various debt and equity offerings as well as the sale of our receivables. Cash consists of cash on deposit with banks.

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

We expect existing cash, cash equivalents, marketable securities, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as debt maturities, for at least the next 12 months and thereafter for the foreseeable future. Additionally, we entered into an “At the Market” sales agreement with B. Riley, Inc. (“Sales Agent”) for the sale of up to $3,125,000 of shares of our Class A Common Stock. The at-the-market agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on December 11, 2019 (Registration No. 333-235298). From January 1, 2021 through March 25, 2021, we have sold 53,626 shares under such agreement at an average per share price of $5.47 resulting in gross proceeds of $293,000 and net proceeds of $284,000 after deducting Sales Agent commissions and other costs and expenses associated with such sales. Future sales under our at-the-market sales agreement are limited to $2,832,000, the remaining amount left pursuant to the takedown from our shelf registration statement.

Additionally, on October 30, 2020, we sold our remaining position in TI Health (f/k/a SRAXmd) for a total of $8,000,000 of which $7,000,000 was received upon closing. The remaining $1 million is to be paid the earlier of three years after closing or upon a future sale of the TI-Health business. Substantially, all of these proceeds were used to redeem a portion of Convertible Debentures issued on June 30, 2020.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Components of Results of Operations

Sequire Revenues

Sequire Platform: We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform.

Conference Revenue. We recognize revenue from hosting conferences.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the cost of media and data.

Employee Related Costs. These are the costs we incur to employ our staff.

Platform costs. Consist of the technology and content hosting of our BIGToken platform.

Marketing and sales. These are the costs we incur to market our products and services and third-party selling costs.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets consist of property and equipment and internally developed software.

General and administrative. General and administrative expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Results of operations

Year ended December 31, 2020 compared to year ended December 31, 2019 (in 1,000s)

Selected Segment Financial Data

	Year ended December 31,
	Sequire		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019

Sequire platform revenue	$5,781,000	$87,000	$-	$-	$-	$-	$5,781,000	$87,000
Conference revenue	503,000	-	-	-	-	-	503,000	-
BIGtoken revenue	-	-	2,168,000	3,228,000	-	-	2,168,000	3,228,000
Other	-	-	-	-	195,000	269,000	195,000	269,000
Total Revenue	6,284,000	87,000	2,168,000	3,228,000	195,000	269,000	8,647,000	3,584,000

Cost of Revenue	1,783,000	7,000	800,000	1,613,000	6,000	60,000	2,589,000	1,680,000
Gross profit	4,501,000	80,000	1,368,000	1,615,000	189,000	209,000	6,058,000	1,904,000
margin %	72%	92%	63%	50%	98%	78%	70%	53%

Operating expenses	3,412,000	462,000	5,933,000	10,751,000	8,310,000	8,549,000	17,655,000	19,762,000

Operating Income	$1,089,000	$(382,000)	$(4,565,000)	$(9,136,000)	$(8,121,000)	$(8,340,000)	$(11,597,000)	$(17,858,000)

Full year 2020 compared to 2019

2020 was the first full year of operations for our Sequire business. During the year-ended December 31, 2020 our customer base grew from approximately 37 subscribing companies to approximately 125 subscribing companies as of year-end. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

Due to a sales initiative, we launched in 2Q 2020 whereby we allow our customers to pay for our services with their securities, mainly common stock, we estimated that there was a greater likelihood we’d be successful with pricing adjustments and our ability to sell additional ancillary services.

During the third quarter, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the fourth-quarter of 2020 we successfully hosted a virtual conference leveraging Sequire’s platform technology to execute the event.

For the first year of operations, we generated revenues of $6,284,000. This compares to $87,000 from the limited operations during the year ended December 31, 2019. During the year ended December 31, 2020 the Company had closed sales with total contract value approximating $14,800,000.

Sequire revenues

Sequire revenues for the year ended December 31, 2020 increased to $6,284,000 or by 7,123% compared to $87,000 during the prior year. Sequire’s continued growth was primarily driven by the growth of the services provided to issuers through the Sequire platform. During the year ended December 31, 2020 the Company had closed sales with total contract value approximating $14,800,000.

Sequire Profit Margin

Sequire’s costs of revenue consist of data and media acquired from third parties to fulfill the data, media and advertising components of our revenues. Sequire’s profit margin for the year ended was 72% and 92% respectively.

Sequire Operating Expenses

Sequire Operating Expenses

Sequire’s operating expenses for the year-ended December 31, 2020 were $3,412,000 this is compared to $462,000 for the year-ended December 31, 2019. Operating expenses consisted of the following:

Employee Related Costs. These are the costs we incur to employ our staff. Employee related costs increased to $1,854,000 or by 739% from $221,000. The increase is primarily the result of an increase in staffing expenses due to an increase in the number of employees in all departments of the business to support the growth in operations during the year. We expect these expenses to continue to increase in absolute dollars as revenue increases.

Platform costs. Consist of the technology and content hosting. Platform costs for the full year ending December 31, 2020 were $40,000 a 25% increase compared to $32,000 for the year ended December 31, 2019. We expect these costs to continue to increase in absolute dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products and third-party services and selling costs. Marketing, data services and sales for the full year ending December 31, 2020 were $1,216,000 a 1,348% increase compared to $84,000 for the year ended December 31, 2019. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the year ended December 31, 2020 depreciation and amortization expense was $136,000 which represents an increase of $84,000 or 159%. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT and facility overhead. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

BIGToken revenues

BIGToken revenues for the year-ended December 31, 2020 decreased to $2,168,000 or 33% compared to $3,228,000 during the year ended December 31, 2019. This decrease is primarily driven by the loss of core customers from our legacy sales verticals.

BIGToken Profit Margin

BIGToken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. Profit margin for the year-ended December 31, 2020 increased to 63% as compared to 50% in 2019. The increase is driven by the increase in revenues and enhanced operational execution.

BIGtoken Operating Expenses

Our operating costs for the year-ended December 31, 2020 declined to $5,933,000 or by 45% as compared to $10,751,000 for the year-ended December 31, 2019. The decrease in operating expenses were attributable to the following: to the reductions in staffing related and other general administrative expenses attributable to our legacy media verticals, and the reduction of our BIGToken point liability.

Employee Related Costs. These are the costs we incur to employ our staff. For the year-ended December 31, 2020 employee related costs decreased to $3,211,000 from $6,281,000 for the full year period ending December 31, 2019, representing a decrease of $3,070,000 or approximately 49%. The decrease is primarily due to a reduction in employees in our sales and operations departments.

Platform costs. Consist of the technology and content hosting. Platform costs for the full year ending December 31, 2020 were $707,000 as compared to $580,000 for the year ended December 31, 2019, representing an increase of $127,000 or 22%. The increase in expenses here is driven by the continued increase in our user database. We expect these costs to continue to increase in absolute dollars as we continue to grow our user database but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products including the expenses we incur through BIGtoken point redemptions. For the year-ended December 31, 2019 the company incurred $960,000 in expenses related to payments to users for point redemptions and accruals for future redemptions. For the year ended December 31, 2020, BIGtoken user payment and accruals for future payments for point redemptions decreased to $721,000 . Marketing, data services and sales for the full year ending December 31, 2020 were $958,000 as compared to $1,751,000 for the year ended December 31, 2019. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the year ended December 31, 2020 depreciation and amortization expense was $531,000 which represents an increase of $182,000 or 52%. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT and facility overhead. General and Administrative expenses were $526,000 for the full year ended December 31, 2020, which represents a decrease of $1,264,000. The decrease in expense in driven by a decrease in the following: bad-debt expenses of $394,000, consulting expenses of $175,000, stock based compensation of $230,000.

We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with moving to an independent stand-alone Company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Corporate and Other Operating Expenses

Corporate and Other Operating expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were $8,310,000 for the full year ended December 31, 2020, which represents a decrease of $239,000 or 3%. The decrease in expense in driven by a decrease in lower staffing costs.

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. However, we also expect our general and administrative expense to decrease as a percentage of our revenues as revenues increase.

The following table presents working capital as of December 31, 2020 and 2019:

	2020	2019

Current assets	$11,873,000	$1,941,000
Current liabilities	19,035,000	7,376,000
Working capital	$(7,162,000)	$(5,435,000)

Cash flows from operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and our users through point redemptions, others for a wide range of services. Cash flows used in operating activities decreased by $1,861,000 or 12% in 2020 primarily driven by a reduction in operating expenses.

Cash flows from investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. Expenditures for software development were $1,205,000 and $1,292,000 for the years ended 2020 and 2019, respectively. During the year-ended 2020, the Company generated $916,000 from the sale of marketable securities and $7,000,000 of proceeds from the sale of our investment of TI Health (formerly SRAXMd). Also, we used $697,000 for the acquisition of LD Micro.

Cash flows from financing activities

During the years ended December 31, 2020 net cash provided by financing activities decreased by 41% to $7,862,000 primarily consisting of proceeds, less redemptions, from our OID convertible notes. Also, we received $1,084,000 from the Payroll Protection Program.

During the years ended December 31, 2019, net cash provided from financing activities was $13,393,000 consisting of proceeds from the sales of common stock in the amount totaling $12,197,000 and the proceeds from the exercise of warrants in the amount of $1,196,000.

Employees and Human Capital Resources

As of March 26, 2021, we had 145 full-time employees. 9 are engaged in executive management such as our Chief Executive Officer, 90 in information technology including those participating in our research and development efforts, 22 in sales and marketing, 16 in integration and customer support and 8 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of stock-based and cash-based compensation awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs, including benefits that provide protection and security giving them peace of mind concerning events that may require time away from work or that impact their financial well-being; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our consolidated financial statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements for the years ended December 31, 2020 and 2019 appearing elsewhere in this report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2020 and 2019, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the fiscal years ended December 31, 2020 and 2019, and the related notes thereto, for further discussion of our accounting policies.

On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Going concern assessment

With the implementation of Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standards Update (“ASU”) No. 2014-15, we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

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

Impairment of long-lived assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets and office equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Goodwill and other indefinite-lived intangible assets

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other.” Approximately 61% of our total assets as of December 31, 2020, consist of indefinite-lived intangible assets, such goodwill, the value of which depends significantly upon the operating results of our businesses. We believe that our estimate of the value of our goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and product offerings.

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

We engage an independent third-party appraisal and valuation firm to assist us with determining the enterprise value. Noble Financial Capital Markets prepared the valuations for the testing period ending December 31, 2020 and 2019.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Principal Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified material weaknesses in the Company’s internal control over financial reporting. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2020 were ineffective.

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

Based on the Company’s assessment, management has concluded that, our internal control over financial reporting was ineffective as of December 31, 2020 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Exhibits

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(i)	Certificate of Designation of BIGToken Preferred Tracking Stock		S-1/A	3.05(i)	333-229606	10/16/19
3.07(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17

4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Form of 12.5% Secured Convertible Debenture issued in October 2017 Offering	8-K	4.01	001-37916	10/27/17
4.24	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.25	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.26	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19

4.27	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.28	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.29	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.30	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.31	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.32	Form of Placement Agent Warrant from June 2020 Offering	S-1	4.06	333-240270	7/31/20
4.33	Form of New Warrant issued February 22, 2021	8-K	4.01	001-37916	2/22/21
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10	Form of Registration Rights Agreement for October 2017 Offering	8-K	10.02	001-37916	10/27/17
10.11**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12

10.12**	Employment Agreement with Erin DeRuggiero dated 10/19/15	10-K	10.3	000-54996	2/26/16
10.13**	Employment Agreement with Joseph P. Hannan dated 10/17/16	10-Q	10.48	001-37916	11/14/16
10.14**	Employment Agreement with Richard Steel dated 10/30/14	8-K	10.27	000-54996	11/4/14
10.15**	Employment Agreement with Chad Holsinger dated 10/30/14	8-K	10.28	000-54996	11/4/14
10.16	Employment Agreement with Adam Bigelow dated 10/30/14	8-K	10.29	000-54996	11/4/14
10.17**	Separation Agreement and Release with Richard Steel dated 1/25/17	8-K	10.1	333-215791	1/27/17
10.18**	Employment Agreement with Dustin Suchter dated 12/19/14	8-K	10.36	000-54996	12/22/14
10.19**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.20**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.21	Indemnification Agreement with Richard Steel dated 10/30/14	8-K	10.30	333-215791	11/4/14
10.22	Sublease for principal executive offices dated 8/12/12 with TrueCar, Inc.	S-1	10.16	333-193611	1/28/14
10.23	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.24	Sublease Agreement with Amarcore, LLC dated 1/1/15	S-1	10.17	333-206791	9/4/15
10.25	Advisory Agreement with Kathy Ireland Worldwide, LLC dated 11/14/16	10-Q	10.49	001-37916	11/14/16
10.26	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.27	Share Acquisition and Exchange Agreement with Five Delta, Inc.	8-K	10.34	000-54996	12/22/14
10.28	Secured Subordinated Promissory Note to Richard Steel dated 10/30/14	8-K	10.18	000-54996	11/4/14
10.29	Subordination Agreement with Richard Steel and Victory Park Management, LLC dated 10/30/14	8-K	10.22	000-54996	11/4/14
10.30	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17

10.31	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.32	Financing Agreement with certain Lenders and Victory Park Management, LLC	8-K	10.23	000-54996	11/4/14
10.33	First Amendment to Financing Agreement dated 5/14/15	10-Q	10.38	000-54996	5/15/15
10.34	Pledge and Security Agreement with Steel Media and Victory Park Management, LLC dated 10/30/14	8-K	10.25	000-54996	11/4/14
10.35	Registration Rights Agreement dated 10/30/14	8-K	10.26	000-54996	11/4/14
10.36	Forbearance Agreement with Steel Media, Five Delta, Inc, Lenders and Victory Park Management, LLC dated 8/22/16	8-K	10.46	000-54996	8/24/16
10.37	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.38	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.39	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.40	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.41	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.42	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.43	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.44	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.45	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.46	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.47	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.48	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20

10.49	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.50	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.51	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.52	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.53	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.54	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.55	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
10.56	Form of Letter Agreement dated February 21, 2021		8-K	10.01	001-37916	2/22/21
14.01	Code of Conduct and Ethics		S-1/A	99.1	333-179151	6/4/12
18.01	Preference Letter regarding Change in Accounting Principle		10-Q	18.1	001-37916	11/14/16
21.01	Subsidiaries of Registrant	*
23.01	Consent of RBSM LLP	*
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRAX, Inc.

March 31, 2021	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	March 31, 2021

/s/ Michael Malone Michael Malone	Chief Financial Officer, principal financial and accounting officer	March 31, 2021

/s/ Chris Lahiji Chris Lahiji	President LD Micro, Director	March 31, 2021

/s/ Marc Savas Marc Savas	Director	March 31, 2021

/s/ Brock Pierce Brock Pierce	Director	March 31, 2021

/s/ Colleen DiClaudio Colleen DiClaudio	Director	March 31, 2021

/s/ Robert Jordan Robert Jordan	Director	March 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRAX, Inc. (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments– Sequire and BigToken Reporting Units

The Company’s consolidated goodwill balance was $23.3 million as of December 31, 2020, including $17.9 million related to the Sequire Segment/reporting unit and $5.4 million related to the BigToken Segment/reporting unit. Management tests goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value.

Auditing management’s annual and interim goodwill impairment tests was complex as valuation of the reporting unit involves considerable management judgment and estimation. For goodwill, the Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the market multiple of revenue, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. For the market multiple method, the significant assumptions related to the selection of the appropriate guideline companies and related valuation multiples used in the analysis. These assumptions are forward-looking. Changes in market, industry and company-specific conditions could materially impact the determination of the fair value.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Sequire and BigToken reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates related to market multiples, discount rates, and future levels of revenue growth and operating margins; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. The primary procedures we performed to address this critical audit matter included:

●	We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the operating segments

●	Recalculating the mathematical accuracy of the discounted cash flow analysis and the assessment of fair value.

●	Evaluating the Company’s estimated cash flow forecasts and long-term revenue growth rates by comparing to historical data, current market conditions, and our knowledge of the Company’s operations and the industry.

●	Obtaining and evaluating the fair value report used to estimate fair value of goodwill which was prepared by management’s third-party valuation specialist and was evaluated and approved by the Company’s management team. This evaluation incorporated the use of the expertise of our fair value specialists. The work of our fair value specialist included reviews and analysis of the model and related assumptions used for the valuation of the goodwill and the appropriateness of such modeling for the type of valuation being performed.

Valuation of intangible assets acquired in a business combination

As described in Note 2, on September 15, 2020, the Company completed its acquisition of LD Micro, Inc. (“LD Micro”) for $7.6 million in cash, debt and equity consideration. The transaction was accounted for as a business combination using the acquisition method of accounting. The acquisition date fair values of acquired finite-lived intangible assets, comprised of customer list and non-compete agreement, and significant indefinite-lived intangible assets, comprised of trademark, non-compete agreements and goodwill using a relief from royalty method for trademark, a multi-period excess earnings method for customer list and the discounted expected future cash flows method (with and without method) for non-compete agreements.   Auditing the acquisition date fair values of the intangible assets acquired from LD Micro was complex due to the significant judgment required in estimating the fair values of each asset. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions (e.g., discount rate), which were affected by expected future market or economic conditions.

Addressing the matter involved testing the estimated fair value of the Company's intangible assets acquired from LD Micro. Our audit procedures, among others, included evaluating the Company's use of appropriate valuation methodologies with the assistance of a valuation specialist, and testing the accuracy of the underlying data used to develop the assumptions. Our audit procedures over the significant assumptions included comparing the most significant assumptions to current industry, market and economic trends, and to other relevant factors.

/s/ RBSM LLP

We have served as the Company’s auditor since 2011

New York, New York

March 31, 2021

SRAX, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2020	2019

Assets
Current assets
Cash and cash equivalents	$451,000	$32,000
Accounts receivable, net	2,608,000	805,000
Prepaid expenses	367,000	715,000
Marketable securities	8,447,000	83,000
Other current assets	-	306,000
Total current assets	11,873,000	1,941,000

Notes receivable	893,000	-
Property and equipment, net	118,000	191,000
Goodwill	23,351,000	15,645,000
Intangible assets, net	2,409,000	1,966,000
Right of use assets	366,000	456,000
Other assets	3,000	35,000
Total assets	$39,013,000	$20,234,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,561,000	$2,442,000
Derivative liability	-	4,397,000
Other current liabilities	8,711,000	537,000
Payroll protection loan - current portion	747,000	-
OID notes payable - current portion	6,016,000	-
Total current liabilities	19,035,000	7,376,000

Right of use liability - long term	243,000	352,000
Payroll protection loan - long term	379,000	-
Deferred Tax Liability	131,000	-
Total liabilities	19,788,000	7,728,000

Commitments and contingencies (Note 16)	-	-

Stockholders’ equity
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 16,145,778 and 13,997,452 shares issued and outstanding, respectively	16,000	14,000
Additional paid in capital	69,551,000	48,129,000
Accumulated deficit	(50,342,000)	(35,637,000)
Total stockholders’ equity	19,225,000	12,506,000
Total liabilities and stockholders’ equity	$39,013,000	$20,234,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2020	2019

Revenues	$8,647,000	$3,584,000
Cost of revenue	2,589,000	1,680,000
Gross profit	6,058,000	1,904,000

Operating expense
Employee related costs	7,895,000	8,656,000
Marketing and selling expenses	2,675,000	2,454,000
Platform costs	1,667,000	1,738,000
Depreciation and amortization	1,303,000	1,164,000
General and administrative expenses	4,115,000	5,750,000
Total operating expense	17,655,000	19,762,000

Loss from operations	(11,597,000)	(17,858,000)

Other income (expense)
Financing costs	(12,150,000)	(725,000)
Interest income	-	9,000
Gain on sale of SRAXmd, net	7,873,000	658,000
Exchange gain	-	12,000
Gains from marketable securities	874,000	-
Change in fair value of derivative liabilities	321,000	1,045,000
Total other income (expense)	(3,082,000)	999,000

Loss before provision for income taxes	(14,679,000)	(16,859,000)

Provision for income taxes	(26,000)	-

Net loss	$(14,705,000)	$(16,859,000)

Net loss per share, basic and diluted	$(1.00)	$(1.36)

Weighted average shares outstanding, basic and diluted	14,649,788	12,377,851

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020 AND 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	$-	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	-	-	1,710,000	-	1,710,000
Relative fair value of warrants issued with notes payable	-	-	-	-	4,331,000	-	4,331,000
Shares issued for extension agreement	-	-	36,700	-	71,000	-	71,000
Shares issued for debt extinguishment	-	-	100,000	-	181,000	-	181,000
Conversion of debt to equity	-	-	411,626	-	434,000	-	434,000
Common stock issued for the acquisition of subsidiary	-	-	1,600,000	2,000	4,262,000	-	4,264,000
Reclassification of warrants from liability to equity	-	-	-	-	4,076,000	-	4,076,000
Premium on debt extinguishment	-	-	-	-	46,000	-	46,000
Beneficial conversion feature	-	-	-	-	6,311,000	-	6,311,000
Net loss	-	-	-	-	-	(14,705,000)	(14,705,000)
Balance, December 31, 2020	-	$-	16,145,778	$16,000	$69,551,000	$(50,342,000)	$19,225,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

YEAR ENDED DECEMBER 31, 2020 AND 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	-	$-	10,109,530	$10,000	$32,870,000	$(18,778,000)	$14,102,000
Share based compensation	-	-	-	-	935,000	-	935,000
Sale of common stock and warrants for cash	-	-	3,412,821	3,000	12,194,000	-	12,197,000
Common stock issued for exercise of warrants	-	-	342,000	1,000	1,195,000	-	1,196,000
Loss on repricing of warrants	-	-	-	-	342,000	-	342,000
Common stock issued for services	-	-	75,000	-	374,000	-	374,000
Shares issued for settlement of original issue discount	-	-	58,101	-	219,000	-	219,000
Net loss	-	-	-	-	-	(16,859,000)	(16,859,000)
Balance, December 31, 2019	-	$-	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2020	2019

Cash flows from operating activities
Net loss	$(14,705,000)	$(16,859,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,852,000	1,167,000
Change in fair value of marketable securities	(874,000)	6,000
Gain on sale of SRAXmd	(7,873,000)	(658,000)
Change in fair value of derivative liabilities	(321,000)	(1,045,000)
Amortization of debt issue costs	9,128,000	-
Loss on extinguishment of debt	1,103,000	-
Loss on repricing of warrants	-	342,000
Additional value for Red Diamond	-	219,000
Provision for bad debts	64,000	482,000
Depreciation expense	73,000	74,000
Amortization of intangibles	1,230,000	1,089,000
Right of use asssets	90,000	-
Changes in operating assets and liabilities
Accounts receivable	(1,837,000)	1,638,000
Prepaid expenses	277,000	(106,000)
Other current assets	306,000	81,000
Accounts payable and accrued expenses	1,149,000	(2,214,000)
Right of use liability	(109,000)	-
Other current liabilities	(3,042,000)	434,000
Net cash used in operating activities	(13,489,000)	(15,350,000)

Cash flows from investing activities
Proceeds from the sale of securities held for sale	916,000	-
Proceeds from sale of SRAXmd	7,000,000	570,000
Acquisition of LD Micro, net of cash acquired	(697,000)	(73,000)
Development of software	(1,205,000)	(1,292,000)
Other assets	32,000	-
Net cash used in investing activities	6,046,000	(795,000)

Cash flows from financing activities
Proceeds from OID notes payable, less issuance costs	11,988,000	-
Redemption of OID notes payable	(6,070,000)	-
Proceeds from issuance of short-term notes payable less issuance costs	960,000	-
Repayment of short-term notes payable	(100,000)	-
Proceeds from payroll protection program	1,084,000	-
Proceeds from the issuance of notes payable	2,130,000	-
Repayment of notes payable	(2,130,000)	-
Proceeds from the issuance of common stock units	-	12,197,000
Proceeds from the exercise of warrants	-	1,196,000
Net cash provided by financing activities	7,862,000	13,393,000

Net increase / (decrease) in cash and cash equivalents	419,000	(2,752,000)
Cash and cash equivalents
Beginning of year	32,000	2,784,000
End of year	$451,000	$32,000

SRAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31,

	2020	2019

Supplemental schedule of cash flow information
Cash paid for interest	$176,000	$140,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash financing activities
Common stock received in lieu of cash for account received	$8,406,000	$50,000
Record right to use assets	$-	$(526,000)
Record operating lease liability	$-	$526,000
Vesting of common stock award	$94,000	$-
Relative fair value of warrants issued with term loan	$83,000	$-
Derivative liabilities transferred to equity	$4,076,000	$-
Shares of common stock issued for extension agreement	$71,000	$-
Fair value of BCF for debt financings	$6,311,000	$-
Fair value of warrants issued for debt financings	$4,248,000	$-
Premium on debt financings	$46,000	$-
Original issue discount recorded on OID convertible debentures	$1,931,000	$-
Common stock issued to settle liability	$181,000	$219,000
Convertible notes converted into shares	$434,000	$-
Shares issued for the acquisition of a subsidiary	$4,264,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SRAX, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units:

●	Our unique SaaS platform, Sequire provides users many features which allow issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels.

●	Through LD Micro, we organize and host investor conferences within the micro and small- cap space, and plan to create several more niche events for the investor community.

Our endeavor provides our clients an integrated investor and shareholder analytics platform drove us to develop this platform, acquire LD Micro, and begin cultivating the Sequire Community. Each SRAX business unit delivers valuable insights that assist our clients with their investor relations and communications initiatives.

We are headquartered in Westlake Village, California but work as a distributed virtual Company.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. In addition, the Company’s operations and specifically, the continued operation of BIGToken will require significant additional financing. As of December 31, 2020, the Company had cash and cash equivalents of $451,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

We expect that our existing cash and cash equivalents as of December 31, 2020, will not be sufficient to enable us to fund our anticipated level of operations through 2021. As discussed in Note 22 Subsequent events, the Company has raised approximately $16 million in net proceeds through the sale of equity securities and the exercise of warrants. We anticipate raising additional capital through the private and public sales of our equity or debt securities and selling our marketable securities or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

During the year ended December 31, 2020, the Company was able to raise net cash proceeds (net of debt repayments, commissions, and fees) of approximately $7,900,000. The Company’s capital-raising efforts are ongoing and the Company has undertaken the following to raise capital and reduce its cash burn rate: (i) received a PPP Loan from the Small Business Administration for funding under the Payroll Protection Program, in the amount of $1,084,000 (ii) entered into an “At the Market” sales agreement for the sale of up to $3,125,000 of our equity securities, (iii) sold OID convertible debentures for proceeds of $13,268,000. Additionally, the Company sold its remaining position in TI Health (f/k/a SRAXmd) for a total of $8,000,000. Substantially, all of these proceeds were used to redeem a portion of our outstanding OID convertible debentures.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments BIGToken and Sequire.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of other assets and liabilities.

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

The Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and goodwill for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was approximately $491,000 and $530,000 as of December 31, 2020 and 2019, respectively.

Concentration of Credit and Significant Customer Risk

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

As of December 31, 2020, the Company had two customers with accounts receivable balances of approximately 20.0% and 10.4%. As of December 31, 2019, the Company had three customers with accounts receivable balances of approximately 23.7%, 15.0%, and 13.7%.

For the year ended December 31, 2020, the Company had one customer that account for approximately 18.1% of total revenue. For the year ended December 31, 2019, the Company had two customers that accounted for 17.7% and 12.9%.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2020 or 2019, respectively.

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

Intangible assets

Intangible assets consist of intellectual property, a non-compete agreement, and internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to six years.

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2020, and 2019 there has been no impairment associated with internal use software. For the years ended December 31, 2020, and 2019, the Company capitalized software development costs of $1,172,000 and $1,292,000, respectively.

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

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. The Company concluded the fair value of the goodwill exceeded the carrying value accordingly there were no indicators of impairment for the years ended December 31, 2020 and 2019.

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

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offering revenue streams as follows:

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded in accordance with ASC 718 on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

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

There were 15,366,426 common share equivalents at December 31, 2020 and 7,429,949 at December 31, 2019. For the year ended December 31, 2020, these securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.

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

We applied the package of practical expedients permitted under the transition guidance. As a result, we did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date. See Note 8 for additional information.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. The adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of this guidance.

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

Intangible assets consisted of the following:

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

The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of September 15, 2020. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

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

The amounts of revenue and earnings of the Acquiree since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2020 follows:

Revenues	$-
Net income (loss)	(51,000)

The following pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2019. The pro forma results include the amortization associated with the preliminary estimates for the acquired intangible assets.

The pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

Pro Forma Consolidated Statements of Operations

For the Year ended December 31,2020

	SRAX, Inc.	LD Micro, Inc.	Pro Forma Adjustment	Pro Forma Combined
Revenues	$8,647,000	$937,000	$-	$9,584,000
Cost of revenues	(2,589,000)	(98,000)	-	(2,687,000)
Operating expenses	(17,655,000)	(858,000)	171,000	(18,342,000)
Other expense	(3,082,000)	(1,000)	-	(3,083,000)
Provision for income taxes	(26,000)	-	-	(26,000)
Net loss	$(14,705,000)	$(20,000)	$171,000	$(14,554,000)

Pro Forma Consolidated Statements of Operations

For the Year ended December 31,2019

	SRAX, Inc.	LD Micro, Inc.	Pro Forma Adjustment	Pro Forma Combined
Revenues	$3,584,000	$1,142,000	$-	$4,726,000
Cost of revenues	(1,680,000)	(188,000)	-	(1,868,000)
Operating expenses	(19,762,000)	(1,037,000)	(58,000)	(20,857,000)
Other income	999,000	8,000	-	1,007,000
Net loss	$(16,859,000)	$(75,000)	$(58,000)	$(16,992,000)

The following summarizes the pro forma adjustments made for the years ended December 31:

	2020	2019
Amortization of intangibles acquired	$64,000	64,000
Employee related costs	(235,000)	(235,000)
Financing costs	-	229,000
Net income (loss)	$(171,000)	$58,000

Amortization relates to the acquired noncompete and customer list amounting to $2,000 plus $62,000 for the years ended December 31, 2020 and 2019, respectively.

Employee related cost are contracted cost amounting to $235,000 for the years ended December 31, 2020 and 2019, respectively.

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

On June 30, 2020, the Purchaser converted the payable of $510,000 and accrued interest of $184,000 (“Old Debt”) into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 15 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debenture had a fair market value of approximately $815,000. The transaction created a loss on extinguishment of approximately $546,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the new debt of approximately $95,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $27,000 and (iii) $424,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $27,000 premium associated with the conversion feature was recorded as additional paid in capital.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

In December 2020, the Company entered into an agreement with PIPE Technologies, Inc. whereby it sold the Company’s right to future subscription revenues of $570,000 for net proceeds of $528,000. Under the terms of the agreement, the Company may borrow funds collateralized by the right to the revenues from Sequire platform contracts. PIPE receives a discount on the amount sold and remits the net amount to the Company. The Company bears the risk of credit loss on the contracts. These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets.

The amount of borrowings outstanding was approximately $570,000 as of December 31, 2020 and none at December 31, 2019, respectively.

NOTE 4 – MARKETABLE SECURITIES

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer which could be a common stock, preferred stock or convertible debentures. The customer’s securities must be trading on a United States securities exchange and the Company must be a fully reporting entity pursuant to SEC Regulation S-X. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain or (loss) in the consolidated statement of operations as a component of net income (loss).

The movement in this account is as follows:

	Balance as of
	December 31,	Common	Convertible
	2020	Stock	Debentures
Balances at beginning of year	$83,000	$83,000	$—
Additions	8,406,000	7,496,000	910,000
Sale of marketable securities	(916,000)	(916,000)	—
Change in fair value	874,000	1,101,000	(227,000)
Balances at end of year	$8,447,000	$7,764,000	$683,000

	Balance as of
	December 31,	Common	Convertible
	2019	Stock	Debentures
Balances at beginning of year	$39,000	$39,000	$—
Additions	50,000	50,000	—
Sale of marketable securities	—	—	—
Change in fair value	(6,000)	(6,000)	—
Balances at end of year	$83,000	$83,000	$—

The Company’s sales of securities year ended December 31, 2020 were approximately $916,000, with a book basis of approximately $303,000 which represented a gain of $613,000, which the Company recorded as other income included in the gains from marketable securities.

The Company recorded as a component of other income (expense) the realized and unrealized gain (loss) on marketable securities as follows:

	2020	2019
Unrealized gain (loss)	$261,000	$(6,000)
Realized gain	613,000	-
Change in fair value of marketable securities	$874,000	$(6,000)

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

NOTE 5 – NOTES RECEIVABLE

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

The deferred payments of $960,000 and $40,000 were discounted using the yield on a CCC rated corporate debt for 3-year maturity. The implied discount is approximately $107,000, which will be amortized over 3 years. Notes receivable as of December 31, 2020 amounted to $893,000.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	2020	2019
Office equipment	$406,000	$406,000
Accumulated depreciation	(288,000)	(215,000)
Property and equipment, net	$118,000	$191,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $73,000 and $74,000, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31:

	2020	2019
Internally developed software	$4,028,000	$2,856,000
Non-compete agreement	1,258,000	1,250,000
Intellectual property	756,000	756,000
Acquired Software	617,000	617,000
Trademark	271,000	-
Customer list	186,000	-
Domain name	36,000	-
Total cost	7,152,000	5,479,000
Accumulated amortization	(4,743,000)	(3,513,000)
Intangible assets, net	$2,409,000	$1,966,000

Amortization expense was $1,024,000 for internally developed software and $206,000 acquired software for the year ended December 31, 2020. Amortization expense was $151,000 for intellectual property, $732,000 for internally developed software and $206,000 for acquired software for the year ended December 31, 2020.

The estimated future amortization expense for the years ended December 31, are as follows:

2021	$1,180,000
2022	666,000
2023	247,000
2024	6,000
2025 and thereafter	3,000
$2,102,000

The following table summarizes the carrying amount of intangible assets not subject to amortization as of December 31, 2020:

Trademark	$271,000
Domain name	36,000
$307,000

The following table summarizes the carrying amount of goodwill as of December 31, 2020:

	Segment
	Sequire	BigToken	Total
Balance as of January 1, 2020	$10,200,000	$5,445,000	$15,645,000
Goodwill acquired during the year (LD Micro)	7,706,000		7,706,000
Balance as of December 31, 2020	$17,906,000	$5,445,000	$23,351,000

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2020.

We have operating leases for office space. Our leases have remaining lease terms of approximately 2.75 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of December 31, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $192,000 and $304,000 for the years ended December 31, 2020 and 2019, respectively. The following tables summarize the lease expense for the year ended December 31:

	2020	2019
Operating lease expense	$163,000	$150,000
Short-term lease expense	29,000	154,000
Total lease expense	$192,000	$304,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets for the year ended December 31:

Operating Leases*	Consolidated Balance Sheet Caption	2020	2019
Operating lease right-of-use assets - non-current	Right of use asset	$366,000	$456,000

Operating lease liabilities - current	Other current liabilities	$109,000	$91,000
Operating lease liabilities - non-current	Right to use liability - long term	243,000	352,000
Total operating lease liabilities		$352,000	$443,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying consolidated statement of operations.

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2020	2.75 years	18%

Future Contractual Lease Payments as of December 31, 2020

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2021	163,000
2022	163,000
2023	123,000
Total future lease payments, undiscounted	449,000
Less: Implied interest	(97,000)
Present value of operating lease payments	352,000

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, are comprised of the following:

	2020	2019
Accounts payable, trade	$2,631,000	$1,708,000
Accrued expenses	605,000	335,000
Accrued compensation	238,000	270,000
Accrued commissions	80,000	129,000
Accrued interest	7,000	-
Accounts payable and accrued expenses	$3,561,000	$2,442,000

NOTE 10 – DERIVATIVE LIABILITY

On June 30, 2020, the Company entered into an agreement to amend the warrants underlying the warrant liabilities instruments classified as Liabilities as of December 31, 2019. The amended agreement removed the embedded features that cause the warrants to be accounted for as liabilities. Pursuant to ASC 815 and ASC 480, the Company has reclassified these warrants as additional paid in capital as of June 30, 2020, due to the existence of a fundamental transaction clause the precluded equity classification.

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

The Series A Warrants fair value as of December 31, 2019 was estimated to be $368,000, based on a risk-free interest rate of 1.62, an expected term of 2 years, an expected volatility of 100% and a 0% dividend yield.

The Series A Warrants were reclassified to equity as of June 30, 2020. The fair value was estimated to be $334,000 based on a risk-free interest rate ranging from 1.62 to 0.18, an expected term of 1.5 years, an expected volatility of 100% and a 0% dividend yield.

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

The Series A1 Warrants fair value as of December 31, 2019 was estimated to be $618,000 based on a risk-free interest rate ranging from 1.62% to 2.46%, an expected term ranging from 2.38 to 3.38, an expected volatility ranging from 100% to 164% and a 0% dividend yield. During the year ended December 31, 2019, we recorded a decrease in the fair value of the warrant derivative liability of $284,000. This was recorded as a gain on change in fair value of derivative liability.

The Series A1 Warrants were reclassified to equity as of June 30, 2020. The fair value was estimated to be $555,700 based on a risk-free interest rate ranging from 1.62% to 0.18%, an expected term of 1.875 years, an expected volatility of 100% and a 0% dividend yield.

Series A2 Warrants

The Series A2 Warrants have an exercise price of $3.00 per share, subject to adjustment and contain anti-dilution protection for subsequent financings and have an exercise price floor of $1.40 per share.

The Series A2 Warrants fair value as of December 31, 2019 was estimated to be $1,142,000 based on a risk-free interest rate ranging from 1.62 to 2.46, an expected term ranging from 2.88 to 3.88 years, an expected volatility ranging from 100% to 158% and a 0% dividend yield. During the year ended December 31, 2019, we recorded the decrease in the fair value of the warrant derivative liability of $303,000. This was recorded as a gain on change in fair value of derivative liability.

The Series A2 Warrants were reclassified to equity as of June 30, 2020. Prior to the reclassification, we recorded the decrease in the fair value of the warrant derivative liability of $303,000. The fair value was estimated to be $555,570 based on a risk-free interest rate ranging from 1.62 to 0.18, an expected term ranging from 2.38 to 1.875 years, an expected volatility of 100% and a 0% dividend yield.

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

The Series B1 Warrants fair value at December 31, 2019 was estimated to be $1,786,000 based on a risk-free interest rate of 1.62, an expected term of 3.91, an expected volatility of 100%, and a 0% dividend yield. During the year ended December 31, 2019, we recorded a decrease, in the fair value of the warrant derivative liability of $224,000. This was recorded as a loss on change in fair value of derivative liability.

The Series BI Warrants were reclassified to equity as of June 30, 2020. The fair value was estimated to be $1,700,445 based on a risk-free interest rate ranging from 1.62 to 0.18, an expected term ranging from 2.38 to 1.875 years, an expected volatility of 100% and a 0% dividend yield.

Leapfrog Warrants

The Leapfrog Warrants fair value at December 31, 2019 was estimated to be $480,000 based on a risk-free interest rate of 1.62, an expected term of 2.63, expected volatility of 100% and a 0% dividend yield. During the year ended December 31, 2019, we recorded a decrease in the fair value of the warrant derivative liability of $142,000. This was recorded as a loss on change in fair value of derivative liability.

The Leapfrog Warrants were reclassified to equity as of June 30, 2020. The fair value was estimated to be $438,000 based on a risk-free interest rate ranging from 1.62 to 0.18, an expected term ranging from 2.38 to 2.13 years, an expected volatility of 100% and a 0% dividend yield.

The Warrant liabilities are comprised of the following at December 31:

	Debenture Warrant Liabilities	Leapfrog Warrant Liability	Derivative Liability	Total
Balance December 31, 2018	$4,324,000	$622,000	$496,000	$5,442,000
Adjustment to fair value	(775,000)	(142,000)	(128,000)	(1,045,000)
Balance December 31, 2019	$3,549,000	$480,000	$368,000	$4,397,000

	Debenture Warrant Liabilities		Leapfrog Warrant Liability		Derivative Liability		Total
Balance December 31, 2019		$3,549,000		$480,000		$368,000		$4,397,000
Adjustment to fair value		(245,000)		(42,000)		(34,000)		(321,000)
Transfer to Equity		(3,304,000)		(438,000)		(334,000)		(4,076,000)
Balance December 31, 2020	$	−	$	−	$	−	$	−

NOTE 11 – OTHER CURRENT LIABILITIES

The following table summarizes the composition of other current liabilities presented on our accompanying Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
Contract liabilities	$4,842,000	$-
BIGToken point liability	452,000	446,000
Operating lease liabilities - current	109,000	91,000
Other current liabilities	3,308,000	-
Total other current liabilities	$8,711,000	$537,000

Contract liabilities

Contract liabilities are unearned revenues arising from the Company’s Sequire segment customers who are given the option to pay the contract price in securities issued which could be a common stock, preferred stock or convertible debentures. The customer’s securities must be trading on a United States securities exchange and the Company must be a fully reporting entity pursuant to SEC Regulation S-X. Contract liabilities amounted to $4,842,000 and nil as of December 31, 2020 and 2019, respectively.

BIGToken Point liability

In 2019, the Company launched the BIGToken consumer data management platform, where registered users are rewarded for undertaking actions and sharing data within the platform. The business is currently based on a platform of registered users, developed as a direct to consumer data marketplace where users are paid for their data.

During the year ended December 31, 2019 the Company instituted a policy that allows BIGToken users to redeem outstanding BIGToken points for cash if their account and point balances meet certain criteria. As of December 31, 2020 and 2019, the Company has estimated the future liability for point redemptions to be $452,000 and $446,000, respectively. The Company considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility

The Company utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGToken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

Other current liabilities

Other current liabilities mainly consist of the deferred consideration amounting to $2,735,000 million payable for the LD Micro acquisition. The remaining balance of $573,000 pertains to a short term financing.

NOTE 12 - PAYCHECK PROTECTION PROGRAM LOAN

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

As of December 31, 2020, the short-term and long-term balances were $747,000 and $379,000, respectively.

NOTE 13 – SHORT TERM PROMISSORY NOTES

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

On June 30, 2020, the two remaining Note Holders converted the Notes of approximately $350,000 and accrued interest of approximately $126,000 (“Old Debt”) into approximately $541,000 of the OID Convertible Debentures (See Note 15 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debentures had a fair market value of approximately $560,000. The transaction created a loss on extinguishment of approximately $375,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the Debentures of approximately $65,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $19,000 and (iii) $291,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $18,000 premium associated with the conversion feature was recorded as additional paid in capital.

As of December 31, 2020, there is no outstanding loan balance on this account.

NOTE 14 – TERM LOAN NOTE

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

As of December 31,2020, there is no outstanding loan balance on this account.

NOTE 15 – OID CONVERTIBLE DEBENTURES

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

During the year ended December 31, 2020, the Company recognized amortization expense of $5,639,000.

During the year ended December 31, 2020, holders of debenture principal converted $1,118,000 debenture into 411,626 shares of the Company’s class A common stock. As a result of these conversions and issuance of common stock, the Company wrote-off debt discount and increased additional paid in capital by $434,000.

During the year ended December 31, 2020, majority of the debenture holders exercise their rights to delay amortization payment by six months in exchange for 5% additional principal. Total additional principal due to extension amounted to $472,000.

The table below summarizes the transactions during the year:

	Principal	Debt discount	Net book value
Issuance during the year	$16,101,000	$(12,731,000)	$3,370,000
Extension	472,000	-	472,000
Redemption	(6,069,000)	3,037,000	(3,032,000)
Conversion	(1,118,000)	685,000	(433,000)
Amortization	-	5,639,000	5,639,000
Total	$9,386,000	$(3,370,000)	$6,016,000

As of December 31, 2020, the Company has classified the debt as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – STOCKHOLDERS’ EQUITY

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise, the rights of the two classes of common stock are identical. As of December 31, 2020, the Company had 16,145,778 shares issued and outstanding. As of December 31, 2019, the Company had 13,997,452 shares issued and outstanding.

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

In January 2020, we sold non-performing receivables in the aggregate amount of $529,000 for a purchase price of $510,000 whereby in the event of payment on the receivables being received, we agreed to provide a true-up to the purchaser of the receivable of between 10% and 36% depending on the payment date. In the event of nonpayment of the receivables by March 24, 2020 and March 30, 2020, as applicable to the receivables, the purchaser may require us to purchase any outstanding portion of the receivables for 136% of its outstanding balance (“Payment Date”). In order to secure our performance to repurchase the receivables, we pledged 239,029 shares of our Class A common stock. The purchaser and Company agreed to extend the Payment Date until June 23 and June 30, 2020, as applicable, in exchange for an aggregate of 36,700 Class A common shares.

In February 2020, we sold a series of short-term notes with a total principal amount of $450,000. These short-term notes have maturities of 90 days from the date of sale. The notes are redeemable by the Company at any time prior to maturity at face value plus a fee determined by the number of days the notes are outstanding. These fees range from 10% to 36% of the face value. The notes are collateralized by a total of 450,000 shares of the Company’s Class A common stock, subject to certain adjustments. In connection with our June 2020 Offering, the notes were exchanged for securities in the June 2020 Offering, except for 100,000 Class A shares which were issued to a note holder in exchange for an extension of the maturity date and waiver of interest under the notes.

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

During the year ended December 31, 2020, holders of debenture principal converted $1,118,000 debenture into 411,626 shares of the Company’s class A common stock. As a result of these conversions and issuance of common stock, the Company wrote-off debt discount and increased additional paid in capital by $434,000.

NOTE 18 – STOCK OPTIONS, AWARDS AND WARRANTS

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

Transactions involving our stock options for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

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

In April 2020 the Company issued 36,172 options to purchase the Company’s common stock at a price of $1.95 to our non-executive directors. Each of our four non-executive directors received 9,043 options that vest 1/4th quarterly over the next year with an expiration date of April 15, 2027. The options were valued using the Black Scholes option pricing model at a total of $60,000 based on the seven-year term, implied volatility of 100% and a risk-free equivalent yield of 0.24%, stock price of $1.95.

In August 2020, 430,000 common stock options having an exercise price of $2.70 per share with an option value as of the grant date of $859,000 calculated using the Black-Scholes option pricing model were granted to several employees and members of our management team. The expense associated with this option award will be recognized in operating expenses ratably over the vesting period of five years.

In November 2020, 300,000 common stock options having an exercise price of $2.97 per share with an option value as of the grant date of $649,000 calculated using the Black-Scholes option pricing model were granted to an employee. The expense associated with this option award will be recognized in operating expenses at date of grant.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2018	547,662	$5.94	2.73	$—	$—
Granted	696,252	3.45	2.34	—	2.25
Exercised	—	—	—	—	—
Forfeited	(51,395)	6.92	—	—	3.37
Outstanding — December 31, 2019	1,192,519	4.14	2.17	—	—
Vested and exercisable — December 31, 2019	355,083	5.63	2.22	—	3.98
Unvested and non-exercisable - December 31, 2019	837,436	3.49	2.15	—	2.29

Outstanding — December 31, 2019	1,192,519	4.14	2.17	—	—
Granted	766,172	2.77	3.00	521,000	2.72
Exercised	—	—	—	—	—
Forfeited	(316,367)	5.14	—	—	3.14
Outstanding — December 31, 2020	1,642,324	3.30	2.81	—	—
Vested and exercisable — December 31, 2020	844,742	3.54	2.62	333,000	3.54
Unvested and non-exercisable - December 31, 2020	797,582	$2.81	3.00	$207,000	$2.09

During the years ended December 31, 2020 and 2019, we recorded compensation expense of $1,852,000 and $1,167,000, respectively, related to stock-based compensation.

As of December 31, 2020, compensation cost related to the unvested options not yet recognized was approximately $1,667,000. The weighted average period over which the $1,667,000 will vest is estimated to be 3 years.

Transactions involving our common stock awards for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

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

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2018	4,325,423	$5.05	2.85	$—	$-
Granted	3,885,442	3.99	2.21	94,910	1.60
Exercised	(342,000)	3.50	—	—	4.79
Forfeited	(1,631,435)	5.14	—	—	1.97
Outstanding — December 31, 2019	6,237,430	3.57	2.68	—	—
Vested and exercisable — December 31, 2019	5,937,430	3.51	2.60	—	2.34
Unvested and non-exercisable - December 31, 2019	300,000	4.75	4.43	—	3.88

Outstanding — December 31, 2019	6,237,430	3.57	2.68	—	—
Granted	7,421,054	2.63	1.82	3,929,000	1.38
Exercised	—	—	—	—	—
Forfeited	(1,073,201)	—	—	—	—
Outstanding — December 31, 2020	12,585,283	2.98	1.78	4,460,000	1.38
Vested and exercisable — December 31, 2020	12,285,283	2.94	1.74	4,460,000	1.38
Unvested and non-exercisable - December 31, 2020	300,000	$4.75	3.37	$—	$—

NOTE 19 – INCOME TAXES

Income tax expense from continuing operations for the year ended December 31, 2020 consisted of the following:

	Current	Deferred	Total
Federal	$—	$—
State	26,000	—	26,000
Subtotal	26,000	—	26,000
Valuation allowance	—	—	—
Total	$26,000	$—	$26,000

Income tax (benefit) expense from continuing operations for the year ended December 31, 2019 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(3,198,000)	$(3,198,000)
State	—	(920,000)	(920,000)
Subtotal	—	(4,118,000)	(4,118,000)
Valuation allowance	—	4,118,000	4,118,000
Total	$—	$—	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2020	2019
Taxes calculated at federal rate	21.0%	21.0%
Stock based compensation	(2.7)%	(1.4)%
Permanent Differences	(13.1)%	-%
Change in Valuation Allowance	(2.5)%	(23.7)%
Fair market adjustment derivatives	0.5%	1.3%
Prior year True-ups	(3.3)%	3.0%
Other adjustments	(0.1)%	(0.2)%
Provision for income taxes	(0.2)%	—%

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$9,040,000	$6,621,000
Bad debt expense	136,000	111,000
Fixed assets	9,000	-
Accrued interest	-	492,000
Stock based compensation	567,000	431,000
Interest expense limitation carryover	629,000	-
Contribution carryover	5,000	-
Lease liability	97,000	-
Other accruals	192,000	84,000
Total Deferred Tax Assets	10,675,000	7,739,000

Deferred Tax Liabilities
Fixed assets	-	(39,000)
Right-of-use asset	(101,000)	-
Unrealized gain on marketable securities	(72,000)	-
Intangibles	(690,000)	(327,000)
Prepaid expenses	(17,000)	(20,000)
Total Deferred Tax Liabilities	(880,000)	(386,000)

Net Deferred Tax Assets	9,795,000	7,353,000
Valuation Allowance	(9,795,000)	(7,353,000)

Net deferred tax / (liabilities)	$—	$—

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

During the years ended December 31, 2020 and 2019, the valuation allowance increased by $2,442,000 and $4,283,000, respectively. The increase for both years was attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At December 31, 2020, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $31,439,000 and $36,679,000, respectively, both of which begin to expire in 2032 and 2032 respectively. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2020 and 2019, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $20.1 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of December 31, 2020 and 2019:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$8,447,000	$7,764,000	$683,000	$—
Total assets	$8,447,000	$7,764,000	$683,000	$—

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$83,000	$83,000	$—	$—
Total assets	$83,000	$83,000	$—	$—

Debenture warrant liability	$3,549,000	$—	$—	$3,549,000
Leapfrog warrant liability	480,000	—	—	480,000
Derivative liability	368,000	—	—	368,000
Total liabilities	$4,397,000	$—	$—	$4,397,000

A reconciliation of the beginning and ending balances for the derivative and warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the years ended December 31:

2019
Outstanding, beginning of the period	$5,442,000
Change in fair value	(1,045,000)
Warrant liabilities	$4,397,000

NOTE 21 – SEGMENT REPORTING

The Company reorganized its operating units into two reporting segments, Sequire and BIGToken. As part of the reorganization, the Company was required to allocate the goodwill between the two reporting segments. Of the $15,645,000 of aggregate goodwill, $10,200,000 and $5,445,000 was allocated to Sequire and BIGToken, respectively. The goodwill was allocated to the two reporting units based on the relative fair value of each reporting unit as of June 30, 2020.

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

	For the Years Ended December 31,
	SEQUIRE		BIGToken		Corporate and Other		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019
Sequire platform revenue	$5,781,000	$87,000	$-	$-	$-	$-	$5,781,000	$87,000
Conference revenue	503,000	-	-	-	-	-	503,000	-
BIGtoken revenue	-	-	2,168,000	3,228,000	-	-	2,168,000	3,228,000
Other	-	-	-	-	195,000	269,000	195,000	269,000
Total Revenue	6,284,000	87,000	2,168,000	3,228,000	195,000	269,000	8,647,000	3,584,000

Cost of Revenue	1,783,000	7,000	800,000	1,613,000	6,000	60,000	2,589,000	1,680,000
Gross profit	$4,501,000	$80,000	$1,368,000	$1,615,000	$189,000	$209,000	$6,058,000	$1,904,000

Revenue Disaggregation

The following table breaks out the revenue types for Sequire and BIGToken

	2020	2019
Sequire platform revenue	$5,781,000	$87,000
Conference revenue	503,000	-
Sequire revenues	6,284,000	87,000

Consumer Media / Data	2,168,000	3,228,000
BIGToken revenues	2,168,000	3,228,000

Other revenues	195,000	269,000

Total revenues	$8,647,000	$3,584,000

As of December 31, 2020 and 2019, revenue contract liabilities were approximately $4,842,000 and $0, respectively.

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined the following reportable events:

Share Exchange Agreement

On February 4, 2021, the Company completed the share exchange (“Share Exchange”) with Force Protection Video Equipment Corporation (“FPVD”) initially disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 5, 2020. Pursuant to the Share Exchange, the Company divested its ownership in BIG Token, Inc. (“BIG Token”), the Company’s wholly owned subsidiary. As a result of the Share Exchange, BIG Token became the wholly owned subsidiary of FPVD.

The transaction was accounted for as a reverse acquisition; therefore, the Company will account for this transaction as a purchase of the assets and liabilities of FPVD. The Company is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to acquisition, BIGToken’s net assets will be included in the balance sheet at their historical book values and the results of operations will be presented for the comparative prior periods.

As consideration for the Share Exchange, the Company received 149,562,566,584 shares of FPVD’s common stock and 5,000,000 shares of FPVD’s Series A Preferred Stock for 100% of the issued and outstanding common stock of BIGToken.

BIGToken’s statement of changes in stockholders’ equity were restated to reflect the 149,562,566,584 common stock and 5,000,000 shares of Series A Preferred Stock received as a result of the Share Exchange.

Amendment to Share Exchange Agreement

The Company entered into an Amendment to the Exchange Agreement on January 27, 2021. The Exchange Amendment amended the amount of securities each party thereto would receive in the Share Exchange and included anti-dilution protection for the Company should FPVD sell equity securities at a pre-money valuation of less than $10,000,000 resulting in the Company owning less than 70% of the voting power of FPVD.

Transition Services Agreement

On January 27, 2021 BIG Token and FPVD entered into the TSA with the Company. Pursuant to the TSA, the Company agreed to FPVD us with certain operational and administrative services as needed.

Master Separation Agreement

On January 27, 2021, BIG Token and FPVD entered into the MSA with the Company. The MSA describes FPVD’s separation from the Company.

Warrant offering

On February 21, 2021, SRAX, Inc. (the “Company”) entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 4,545,550 shares of the Company’s Class A common stock (“Common Stock”) at their original exercise price of $2.50 per share (the “Exercise”). The shares of Common Stock underlying the Existing Warrants were previously registered pursuant to a registration statement on Form S-3 (File No. 333-240270). In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new registered warrants to purchase up to an aggregate of 4,545,440 shares of Common Stock (the “New Warrants”) at an exercise price of $7.50 per share and will expire on January 31, 2022. The New Warrants will be issued pursuant to the existing shelf registration statement on Form S-3 (File No.333-235298). Each investor has agreed to pay $0.125 for each New Warrant received.

Pursuant to the Letter Agreements, the New Warrants shall be substantially in the form of the Existing Warrants, will be exercisable immediately, and will have a term that ends on January 31, 2022.

The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and will receive a cash fee of $909,088.

Prior to deducting solicitation agent fees, the Company expects to receive gross proceeds from the Exercise of $11,932,000. The Company currently intends to use the net proceeds from the Exercise for general working capital. The closing of the Exercise is expected to take place on or about February 23, 2022.

Option Issuance to CEO

As of February 2021, FPVD is required to issue to its newly appointed CEO an option to purchase an aggregate of 13,951,066,447 shares of Common Stock, of FPVD, at a weighted average exercise price of $0.000062719 per share, subject to certain vesting conditions.

FPVD Equity Offering

On March 12, 2021, our consolidated subsidiary, FPVD entered into a Securities Purchase Agreements (“SPA”) and Registration Rights Agreements (“RRA”) with accredited investors pursuant to which investors purchased 47,248.27 shares of Series B preferred Stock (“Series B Stock”) for an aggregate of $4,724,827 or $100 per share (the “Offering”). The Offering closed on March 12, 2021. FPVD had previously closed on 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. As a result, on March 12, 2021, there were 57,748.27 shares of Series B Stock outstanding.

OID Convertible Debenture conversions

During the period subsequent December 31, 2020 and through March 28, 2021 the Company has issued approximately 2,000,000 shares of common stock through the conversions of convertible debentures.

At the Market Offering issuances

From January 1, 2021 through  March 25, 2021, we have sold 53,626 shares under such agreement at an average per share price of $5.47 resulting in gross proceeds of $293,000 and net proceeds of $284,000 after deducting Sales Agent commissions of up to 5% and other costs and expenses associated with such sales. Future sales under our at-the-market sales agreement are limited to $2,832,000, the remaining amount left pursuant to the takedown from our shelf registration statement.

