Form 10-Q
period 2021-03-31
SRAX, Inc.
filed 2021-05-24
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 23,186,265 shares of Class A common stock issued and outstanding as of May 21, 2021.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties described in the sections of this Quarterly Report entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, any reference to (i) “LD Micro” and “LD Micro, Inc.” refer to the Company’s wholly owned subsidiary, “LD Micro, Inc. and the assets used in its operation. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

Any reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations which we transferred into Force Protection Video Equipment, Inc. (“FPVD”), which became our majority owned subsidiary on February 4, 2021.

Unless otherwise stated, the information which appears on our web sites www.srax.com are not part of this report and are specifically not incorporated by reference.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

Three Months Ended March 31, 2021

SRAX, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of	As of
	March 31,2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,509,000	$451,000
Accounts receivable, net	3,314,000	2,608,000
Prepaid expenses	1,046,000	367,000
Marketable securities	18,008,000	8,447,000
Other current assets	25,000	-
Total current assets	35,902,000	11,873,000

Notes receivable	908,000	893,000
Property and equipment, net	132,000	118,000
Intangible assets, net	2,197,000	2,409,000
Right of use assets	340,000	366,000
Other assets	36,000	3,000
Goodwill	23,351,000	23,351,000
Total Assets	$62,866,000	$39,013,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,583,000	$3,561,000
Other current liabilities	11,150,000	8,711,000
Payroll protection loan - short-term	1,126,000	747,000
OID convertible debentures	3,101,000	6,016,000
Current liabilities	18,960,000	19,035,000

Right of use liability - long term	213,000	243,000
Payroll protection loan, less current portion	-	379,000
Deferred tax liability	131,000	131,000
Total liabilities	19,304,000	19,788,000

Stockholders’ equity
Common stock, authorized 250,000,000 shares, $0.001 par value, 23,186,265 and 16,145,778 shares issued and outstanding, respectively	23,000	16,000
Additional paid-in capital	93,485,000	69,551,000
Accumulated deficit	(61,432,000)	(50,342,000)
Total equity attributable to SRAX, Inc.	32,076,000	19,225,000
Noncontrolling interest	11,486,000	-
Total stockholders’ equity	43,562,000	19,225,000
Total Liabilities and Stockholders’ Equity	$62,866,000	$39,013,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2021	2020

Revenues	$5,442,000	$351,000
Cost of revenues	1,650,000	112,000
Gross profit	3,792,000	239,000

Operating expenses
Employee related costs	2,316,000	2,026,000
Marketing and selling expenses	1,160,000	320,000
Platform Costs	106,000	403,000
Depreciation and amortization	384,000	308,000
General and administrative	1,252,000	1,056,000
Total operating expenses	5,218,000	4,113,000

Loss from operations	(1,426,000)	(3,874,000)

Other income (expense)
Interest income	15,000	−
Financing Costs	(15,040,000)	(360,000)
Gain (loss) from marketable securities	4,493,000	(71,000)
Change in fair value of derivative liabilities	−	1,302,000
Other income	14,000	−
Total other income (loss)	(10,518,000)	871,000

Loss before provision for income taxes	(11,944,000)	(3,003,000)

Provision for income taxes	−	−
Net loss	(11,944,000)	(3,003,000)
Net loss attributable to noncontrolling interest	854,000	−
Net loss attributable to SRAX, Inc. and subsidiaries	$(11,090,000)	$(3,003,000)

Net loss per share, basic and diluted	$(0.57)	$(0.21)

Weighted average shares outstanding - basic and diluted	19,411,519	14,000,275

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2020	16,145,778	$16,000	$69,551,000	$(50,342,000)	$–	$19,225,000
Share based compensation	–	–	253,000	–	–	253,000
Shares issued for cash	53,616	–	284,000	–	–	284,000
Conversion of convertible debt to equity	2,041,551	2,000	3,445,000	–	–	3,447,000
Shares issued for exercise of warrants, net of offering costs	4,945,320	5,000	12,215,000	–	–	12,220,000
Warrants issued as inducement to exercise warrants	–	–	7,737,000	–	–	7,737,000
Acquisition of noncontrolling interest of FVPD	–	–	–	–	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	–	–	–	–	885,000	885,000
Series B convertible preferred stock issued by FPVD	–	–	–	–	5,775,000	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	–	–	–	–	5,775,000	5,775,000
Net loss	–	–	–	(11,090,000)	(854,000)	(11,944,000)
Balance, March 31, 2021	23,186,265	$23,000	$93,485,000	$(61,432,000)	$11,486,000	$43,562,000

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	–	–	260,000	–	260,000
Relative fair value of warrants issued with notes payable	–	–	83,000	–	83,000
Shares issued for extension agreement	36,700	–	71,000	–	71,000
Net loss	–	–	–	(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	$14,000	$48,543,000	$(38,640,000)	$9,917,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2021	2020
Cash Flows From Operating Activities
Net loss	$(11,944,000)	$(3,003,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss from securities held for sale	(4,493,000)	–
Interest income	(15,000)	–
Fair value of warrants issued by FPVD for SRAX, Inc. debenture holders	885,000	–
Stock based compensation	253,000	260,000
Amortization of debt issue costs	532,000	17,000
Recognition of beneficial conversion feature - FPVD series B preferred stock	5,775,000	–
Warrant inducement expense	7,737,000	–
Change in fair value of derivative liabilities	–	(1,302,000)
Marketable securities received for accounts receivable previously written off	(409,000)	–
Provision for bad debts	81,000	15,000
Depreciation expense	18,000	19,000
Amortization of intangibles	366,000	290,000
Change in right of use asset	26,000	–
Changes in operating assets and liabilities:
Accounts receivable	(378,000)	275,000
Prepaid expenses	(679,000)	71,000
Other current assets	(25,000)	5,000
Accounts payable and accrued expenses	22,000	554,000
Other current liabilities	(3,891,000)	–
Change in right of use liability	(30,000)	–
Net Cash Used in Operating Activities	(6,169,000)	(2,799,000)

Cash Flows From Investing Activities
Net cash received from acquisition of FPVD	955,000	–
Proceeds from the sale of marketable securities	2,266,000	–
Payment for deferred consideration to LD Micro	(1,004,000)	–
Purchase of property and equipment	(32,000)	–
Development of software	(154,000)	(278,000)
Other assets	(33,000)	65,000
Net Cash Provided by (Used in) Investing Activities	1,998,000	(213,000)

Cash Flows From Financing Activities
Proceeds from issuance of FPVD series B preferred stock	4,725,000	–
Proceeds from the exercise of warrants	12,220,000	–
Proceeds from issuance of common stock	284,000	–
Proceeds from issuance of notes payable less issuance costs	–	3,090,000
Net Cash Provided by Financing Activities	17,229,000	3,090,000

Net increase in Cash	13,058,000	78,000
Cash, Beginning of Period	451,000	32,000
Cash, End of Period	$13,509,000	$110,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,000	$52,000
Cash paid for income taxes	$–	$–

Noncash investing and financing activities:
Convertible notes converted into shares	$5,487,000	$–
Fair value of marketable securities received for revenue contracts	$7,334,000	$–
Vesting of prepaid common stock award	$–	$94,000
Relative fair value of warrants issued with term loan	$–	$83,000
Shares of common stock issued for extension agreement	$–	$71,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

NOTE 1 – Organization and Basis Of Presentation

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011.

The Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiaries LD Micro, Inc. (“LD Micro”) and SRAX’s majority owned subsidiary Force Protection Video Equipment Corporation (“FPVD”) and FPVD’s wholly owned subsidiary BIG Token, Inc. (“BIGToken”) (See Note 8 – Stockholders’ Equity Noncontrolling Interest). All intercompany transactions have been eliminated.

Our business is organized into two reportable segments: Sequire and BIGToken. The Sequire segment includes the operations of LD Micro, and the BIGToken segment includes the operations of our majority owned subsidiary FPVD and its wholly owned subsidiary BIG Token, Inc.

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units:

●	Our unique SaaS platform, Sequire provides users many features which allow issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels.

●	Through LD Micro, we organize and host investor conferences within the micro and small- cap markets, and plan to create several more niche events for the investor community.

Each of SRAX’s business units deliver valuable insights that assist our clients with their investor relations and communications initiatives.

We are headquartered in Westlake Village, California but work as a distributed virtual Company.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 condensed balance sheet data was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month period ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. In addition, the Company’s operations (Sequire, Corporate and Other), as well as the operations of the BIGToken segment, will require significant additional financing. As of March 31, 2021: (i) the Company had cash and cash equivalents of $8.7 million and (ii) BIGToken had cash and cash equivalents of $4.9 million. We believe that neither of the companies’ cash and cash equivalents is sufficient to fund the respective company’s planned operations through one year after the date these Condensed Consolidated Financial Statements are issued, and accordingly, these factors create substantial doubt about the ability of the Company and/or BIGToken to continue as a going concern within one year after the date that these Condensed Consolidated Financial Statements are issued. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if either of the companies is unable to continue as a going concern. Accordingly, these Condensed Consolidated Financial Statements have been prepared on a basis that assumes that both companies will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of the Company’s current circumstances including: financial position, cash flow and cash usage forecasts, and obligations and debts. Although the Company’s management has a long history of successful capital raises, and the fair market value of its marketable securities is approximately $20 million, the analysis used to determine the Company’s ability as a going concern does not include these aforementioned cash sources, which are outside the Company’s direct control and are therefore not considered to be available within the next 12 months for purposes of this analysis.

Based upon consultation with BIGToken’s management we anticipate that BIGToken will require significant additional capital through the private and public sales of BIGToken’s equity or debt securities. Although BIGToken’s management believes that such capital sources will be available, there can be no assurance that financing will be available when needed in order to allow BIGToken’s to continue operations as currently planned, or if available, on terms acceptable to BIGToken’s management. If BIGToken does not raise sufficient capital in a timely manner, among other things, BIGToken may be forced to scale back its operations or cease its operations altogether.

During the three months ended March 31, 2021, the Company was able to raise net cash proceeds (net of commissions, and fees) of approximately $12.5 million and BIGToken was able to raise net cash proceeds (net of commissions and fees) of approximately $4.7 million.

Covid-19

The ultimate impact of the COVID-19 pandemic on the operations of the Company and BIGToken continues to be unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, the Company, or BIGToken, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on both companies’ business, financial condition and results of operations.

The management of the Company and BIGToken continue to monitor the business environment for any significant changes that could impact their respective operations. The Company and BIGToken have individually taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expenses

Net Loss per Share

We use Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Recent Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board’s (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. The Company reviewed all recently issued pronouncement in 2021, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

NOTE 2 – Acquisition

On February 4, 2021 (“Acquisition Date”), the Company completed a share exchange agreement (“Exchange Agreement”) with FVPD (“Reverse Merger”). Pursuant to the Exchange Agreement the Company exchanged 100% of the issued and outstanding shares of BIGToken for 149,562,566,534 shares of FPVD’s common stock and 5,000,000 shares of FPVD’s series A preferred stock. The transaction has been accounted for as a reverse merger / reverse capitalization wherein FVPD is the legal acquirer, but BIGToken is the accounting acquirer. As such, for reporting purpose, as of December 31, 2020, BIGToken’s total shares outstanding were restated to reflect the 149,562,566,534 shares of common stock and 5,000,000 shares of series A preferred stock.

On the Acquisition date, the assets, liabilities, and net book value of FPVD were as follows:

Assets
Cash	$955,000

Liabilities and Stockholders’ Deficit

Series B preferred stock	1,050,000

Stockholders’ deficit
Series A preferred stock	5,000
Series C preferred stock	832,000
Additional paid-in capital	3,865,000
Accumulated deficit	(4,797,000)
Total Stockholders’ deficit	(95,000)
Total Liabilities and Stockholders’ Deficit	$955,000

See Note 7 - Series B Preferred Stock for the description of the series B preferred Stock.

FPVD was authorized to issue up to 20,000,000 shares of series A preferred stock (“Series A Preferred”), $0.0001 par value, which was redeemable at the option of the holder, with no fixed redemption date. As of the Acquisition Date there were 5,000,000 shares issued and outstanding, all of which were owned by SRAX, Inc.

FPVD was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are not redeemable, but convertible into 1,546,576 shares of common stock for each share of Series C Preferred or 12,864,419,168 shares of common stock. As of the Acquisition Date and March 31, 2021 there were 8,318 shares issued and outstanding.

NOTE 3 – Marketable Securities

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer. The customers securities must be trading on a United States securities exchange. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain or (loss) in the statement of operations as a component of net income (loss).

The movement in this account is as follows:

	Balance as of
	March 31,	Common	Convertible
	2021	Stock	Debentures
Balances at beginning of year	$8,447,000	$7,764,000	$683,000
Additions	7,334,000	7,314,000	20,000
Sale of marketable securities	(2,266,000)	(2,266,000)	−
Change in fair value	4,493,000	4,184,000	309,000
Balances at end of year	$18,008,000	$16,996,000	$1,012,000

	Balance as of
	December 31,	Common	Convertible
	2020	Stock	Debentures
Balances at beginning of year	$83,000	$83,000	$ −
Additions	8,406,000	7,496,000	910,000
Sale of marketable securities	(916,000)	(916,000)	−
Change in fair value	874,000	1,101,000	(227,000)
Balances at end of year	$8,447,000	$7,764,000	$683,000

The Company’s sale of securities for the three months ended March 31, 2021 were approximately $2,266,000, with a book basis of approximately $1,750,000 which represented a gain of $516,000, which the Company recorded as other income included in the gains from marketable securities.

The Company recorded as a component of other income the realized and unrealized gain on marketable securities for three months ended March 31:

	2021	2020
Unrealized gain (loss)	$3,977,000	$(71,000)
Realized gain	516,000	−
Change in fair value of marketable securities	$4,493,000	$(71,000)

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

NOTE 4 – Right To Use Asset

The Company’s leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2021.

We have operating leases for office space. Our leases have remaining lease terms of 2.5 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of March 31, 2021, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $46,000 and $65,000 for the three months ended March 31, 2021 and 2020, respectively. The following tables summarize the lease expense for the three months ended March 31:

	2021	2020
Operating lease expense	$41,000	$41,000
Short-term lease expense	5,000	24,000
Total lease expense	$46,000	$65,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets as of:

Operating Leases	Consolidated Balance Sheet Caption	March 31, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Right of use asset	$340,000	$366,000

Operating lease liabilities - current	Other current liabilities	$113,000	$109,000
Operating lease liabilities - non-current	Right to use liability - long term	213,000	243,000
Total operating lease liabilities		$326,000	$352,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations.

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2021	2.50 years	18%
Operating leases as of December 31, 2020	2.75 years	18%

Future Contractual Lease Payments as of March 31, 2021

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2021 (remaining 9 months)	$122,000
2022	163,000
2023	123,000
Total future lease payments, undiscounted	408,000
Less: Implied interest	(82,000)
Present value of operating lease payments	$326,000

NOTE 5 – Other Current Liabilities

The following table summarizes the composition of other current liabilities presented on our accompanying Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Revenue contract liabilities	$8,434,000	$4,842,000
BIGToken point liability	313,000	452,000
Operating lease liabilities - current	113,000	109,000
Other current liabilities	2,290,000	3,308,000
Total other current liabilities	$11,150,000	$8,711,000

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

The Debentures, which mature on December 31, 2021, pay interest in cash at the rate of 12.0% per annum commencing on June 30, 2021, with such interest payable quarterly, beginning on October 1, 2021. Commencing after the six-month anniversary of the issuance of the Debentures, the Company will be required to make amortization payments (“Amortization Payments”) with each Purchaser having the right to delay such Amortization Payments by a six month period up to three separate times (each, an “Extension”) in exchange for five percent in principal being added to the balance of such applicable Debenture on each such Extension. Accordingly, upon a Purchaser exercising three Extensions, such Purchaser’s Debenture will mature and be due and payable on June 30, 2023. Beginning on the date that the first Amortization Payment is due, and on a monthly basis thereafter, the Company will be required to pay one hundred fifteen percent of the value of one-twelfth of the outstanding principal plus any additional accrued interest due.

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

On February 21, 2021, the Company conducted an inducement offering whereby the warrant holders were given the right to exercise the existing warrants in exchange for replacement warrants. A majority of the warrants were exercised. See Note 8 – Stockholders’ Equity.

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

During the three months ended March 31, 2021 certain debenture holders converted $5,481,000 of principal into 2,041,551 shares of the Company’s class A common stock shares. As a result of these conversions, the Company reduced the principal balance by approximately $5,481,000 and reduced the debt discount by approximately $2,034,000 for a net book value of $3,447,000, which was transferred to additional paid-in capital.

The table below summarizes the OID convertible debenture balances for the three months ended March 31, 2021:

	Principal	Debt discount	Net book value
Balances at beginning of year	$9,386,000	$(3,370,000)	$6,016,000
Conversion	(5,481,000)	2,034,000	(3,447,000)
Amortization	−	532,000	532,000
Total	$3,905,000	$(804,000)	$3,101,000

During the three months ended March 31, 2021, the Company recognized amortization expense of $532,000.

As of March 31, 2021, the Company has classified the debt as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

NOTE 7 – Series B Preferred Stock

On March 12, 2021 (“Closing Date’), FPVD entered into a Securities Purchase Agreements (“SPA”) and Registration Rights Agreements (“RRA”) with accredited investors pursuant to which investors purchased 47,248 shares of Series B preferred Stock (“Series B Stock”) for an aggregate of $4,725,000 or $100 per share (the “Offering”). FPVD had previously closed on 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. As a result, on March 12, 2021, there were 57,748 shares of Series B Stock outstanding.

Pursuant to the terms of the FPVD’s Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (“COD”), (i) each share of Series B Stock has a stated value of $100, (ii) the Series B Stock accrues a 5% dividend beginning one year after the original issue date and thereafter on a quarterly basis, (iii) the Series B Stock has no voting rights, except as required by law, and (iv) the Series B Stock has no liquidation preference over the FPVD’s Common Stock. Additionally, the Series B Stock converts into Common Stock (i) at the election of the holder at any time at a price equal to $15,000,000 divided by the fully diluted outstanding securities of FPVD at the time of conversion (“Standard Conversion Price”) or (ii) automatically upon the completion of an offering of $5,000,000 or more (“Qualified Offering”) at the lower of (a) the Standard Conversion Price or (b) eighty percent (80%) of the lowest per share purchase price of Common Stock in such Qualified Offering (“Qualified Offering Conversion Price”). The Offering meets the definition of a Qualified Offering as described in the COD and accordingly, all of the outstanding shares of Series B Stock will convert into Common Stock at eighty percent (80%) of the Standard Conversion Price. FPVD filed an amendment to its articles of incorporation decreasing the par value of its Common Stock in order to affect the conversion of all such Series B Stock into Common Stock.

The Closing of the Offering constituted a Qualified Financing, as such the Series B Stock conversion price was set at the Qualified Offering Conversion Price, which was $0.00007 (“Conversion Price”), for a total 82,343,910,015 shares of the FPVD’s common stock. Based on the Conversion Price, a beneficial conversion feature was calculated to be approximately $5,775,000, which was expensed and included in financing cost. In accordance with ASC 480 – Distinguish Liabilities from Equity, the Series B Stock would be classified as equity on the Closing Date, because they are convertible into a fixed number of shares at a fixed dollar amount. As of March 31, 2021, the Series B Stock was not converted (see Note 11 – Subsequent Events FPVD Series B Preferred Shares Conversion).

NOTE 8 – Stockholders’ Equity

Common Stock Warrants

On February 21, 2021 the Company entered into an agreement with the Debenture holders to exercise 4,544,440 of the Warrants. In consideration for the Debenture holders to exercise the Warrants, the Debenture holders would receive a new registered warrant (“New Warrant”) to purchase an aggregate of 4,545,440 shares of the Company’s common stock at an exercise price of $7.50 per share expiring on January 31, 2022. Each investor agreed to pay $0.125 for each New Warrant. The net proceeds received of approximately $11,022,000 consisted of the exercise price of $11,363,000, $568,000 for the purchase of the New Warrant less solicitation fees of approximately $909,000.

The New Warrants were valued using the Black Scholes option pricing model at a total of $7,737,000 based on a one-year term, implied volatility of 96%, a risk-free equivalent yield of 11%, and stock price of $5.83. The fair value of the New Warrants was expensed and included in Financing Costs.

Additional during the three months ended March 31, 2021, there were an additional 28,566 warrants exercised.

During the three months ended March 31, 2021, other warrant holders exercised warrants to purchase 399,880 shares for approximately $1,200,000.

During the three months ended March 31, 2021 the Company sold 53,626 shares of common stock, for approximately $293,000, through sales under its At the Market (ATM) offering.

A summary of the Company’s warrant activity and related information for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	12,285,283	$2.94	1.74	$4,460,008
Granted	4,545,440	7.5	0.75	–
Exercised	(4,973,886)	3.07	2.06	–
Forfeited	–	–	–	–
Outstanding — March 31, 2021	12,156,837	$4.84	2.01	$16,019,415
Vested and exercisable — March 31, 2021	11,856,837	4.84	1.96	16,019,415
Unvested and non-exercisable - March 31, 2021	300,000	4.75	3.12	-

As part of the Company’s Convertible Debenture offering in June 2020 (as described in Note 6 – OID Convertible Debentures), the Company negotiated the ability to release the BIGToken business, as security for the OID Convertible Debentures, for the purposes of selling BIGToken. As consideration for the release, the Company agreed to require the purchaser of BIGToken to issue warrants in the new entity. The warrants were to represent 13% of the new entities issued and outstanding on a fully diluted basis upon closing. As disclosed in Note 2– Acquisitions, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

During the Quarter ended March 31, 2021, the Company did not issue any new stock-based awards. Stock based compensation expense for the three months ended March 31, 2021 and 2020 was $253,000 and $260,000 respectively.

Noncontrolling Interest

As disclosed in Note 2 – Acquisition, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021. Since this was treated as a reverse merger, the transaction created a noncontrolling interest in FPVD. As a result, 8,682,368,578 shares were issued to noncontrolling parties, which was approximately 5.07% of the issued and outstanding shares at the date of the merger. Also, 8,318 shares of Series C Preferred were issued, which were convertible into 12,864,419,168 shares of common stock, or 7.52% of the issued and outstanding shares on the date of the merger. Since the Series C Preferred stock was convertible with no liquidation rights or other preferences, the 12,864,419,168 issuable shares were added to the calculation of the noncontrolling interest. As of the Acquisition Date and March 31, 2021, the noncontrolling interest was calculated to be approximately 13.00%. Transactions relating to the noncontrolling interest for the three months ended March 31, 2021 are summarized as follows:

Net book value of FPVD	$(95,000)
Warrants issued by FPVD for SRAX, Inc. debenture holders	885,000
Series B convertible preferred stock issued by FPVD	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	5,775,000
Net loss attributable to noncontrolling interest	(854,000)
$11,486,000

NOTE 9 – Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the OTC Pink sheets to be fair valued with Level 2 inputs. The Company had the following financial assets of March 31, 2021 and December 31, 2020:

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$18,008,000	$7,719,000	$10,289,000	$—
Total assets	$18,008,000	$7,719,000	$10,289,000	$—

		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$8,447,000	$7,764,000	$683,000	$—
Total assets	$8,447,000	$7,764,000	$683,000	$—

NOTE 10 – Segment Reporting

We have two reportable segments: (i) Investor data analysis technologies (Sequire) and (ii) Consumer based marketing services and data technologies (BIGToken). The Sequire segment includes the licensing of the Company’s proprietary SaaS platform and associated data analysis technologies. Additionally, the Sequire segment comprises consumer and investor targeted marketing solutions to allow users of our SaaS platform to act on the insights obtained through our technologies. Lastly, reported under Sequire is the newly acquired operating segment, LD Micro. The BIGToken segment includes the sale of advertising campaigns and proprietary consumer data obtained through our BIGToken application. The BIGToken segment includes certain operations from our discontinued sales verticals.

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information. The following table presents revenues and gross profits by reportable segment.

	For the Three Months Ended March 31,
	SEQUIRE		BIGToken		Corporate and Other		2021	Consolidated
	2021	2020	2021	2020	2021	2020	Eliminations	2021	2020
Sequire platform revenue	$4,508,000	$107,000	$–	$–	$–	$–	$–	$4,508,000	$107,000
Conference revenue	45,000	–	–	–	–	–	–	45,000	–
Consumer Media / Data	–	–	855,000	193,000	–	–	–	855,000	193,000
Other	–	–	–	–	364,000	51,000	(330,000)	34,000	51,000
Total Revenue	4,553,000	107,000	855,000	193,000	364,000	51,000	(330,000)	5,442,000	351,000

Cost of Revenue	1,376,000	14,000	273,000	98,000	1,000	–	–	1,650,000	112,000
Gross profit	$3,177,000	$93,000	$582,000	$95,000	$363,000	$51,000	$(330,000)	$3,792,000	$239,000

Revenue Disaggregation

The following table breaks out the revenue types for Sequire and BIGToken for the three months ended March 31:

	2021	2020
Sequire platform revenue	$4,508,000	$107,000
Conference revenue	45,000	−
Sequire revenues	4,553,000	107,000

Consumer Media / Data	855,000	193,000
BIGToken revenues	855,000	193,000

Other revenues	364,000	51,000

Eliminations	(330,000)	−

Total revenues	$5,442,000	$351,000

As of March 31, 2021 and March 31, 2020, revenue contract liabilities were approximately $8,434,000 and $0, respectively.

NOTE 11 – Subsequent Events

FPVD series B preferred shares issuance

On April 12, 2021, FPVD closed on an additional issuance of 850 shares of Series B Preferred for an aggregate of $85,000 or $100 per share.

FPVD series B preferred shares conversion

On May11, 2021, 47,248 shares of FPVD series B preferred stock were converted into 67,371,841,498 shares of Common stock, which does not include the conversion of the 850 shares of Series B Preferred issued on April 12, 2021 or the 10,500 shares of Series B Preferred acquired in the FPVD acquisition, with conversion price of $0.00007013. This issuance increases the noncontrolling interest from approximately 13.00% to approximately 37.13%.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Recent Developments

On February 4, 2021, we announced the divestiture of our consumer-based data privacy business “BIGToken” from SRAX, Inc. (the Separation), effected by way of a share exchange. On February 21, 2021 we sold warrants to purchase up to 4,545,440 shares of our Class A common stock, $0.001 par value per share, at an exercise price of $7.50 per share (the “Warrants”). Each Warrant to purchase one share of our Class A common stock was sold pursuant to a prospectus supplement (File no. 333-235298) at purchase price of $0.125 per share to certain investors that entered into a letter agreement on February 21, 2021, to exercise all of their outstanding warrants issued on June 30, 2020 (“Old Warrants”). Each investor received one Warrant that expires on January 31, 2022 for every Old Warrant exercised plus the purchase price of $0.125 per Warrant.

Executive Overview

Our key operating metrics and financial results for the first quarter of 2021 are as follows:

Sequire platform growth:

●	Sequire subscribers of 200 as of May 14, 2021, up from 183 as of March 25, 2021
●	Over of 5 million investors within Sequire platform.

Financial results:

●	Revenue was $5.4 million, up approximately 1,500% and 20% year-over-year and versus prior quarter, respectively.
●	Cash and cash equivalents and marketable securities were $31.5 million as of March 31, 2021.

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

During the first quarter of 2021, we also continued to focus on our main revenue growth priorities: (i) The continued growth of our Sequire platform user base (ii) the expansion of the LD micro events and offerings, and (iii) the share exchange to reorganize the operations and raise capital for our BIGToken business.

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

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and marketable securities totaled approximately $31.5 million and $9 million as of March 31, 2021 and December 31, 2020. Our marketable securities have been obtained through our Sequire business as payment for our services. They consist predominantly of debt and equity securities, diversified among industries and individual issuers. The investments are all U.S. dollar-denominated securities, but also include foreign issuer securities to diversify risk.

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

Going Concern

Cash on hand and marketable securities at March 31, 2021 for SRAX was approximately $13.5 million and $18.0 million, respectively. Based upon our cash flow projections taking into account cash, our recent capital raises, marketable securities and the projected cash flows from operations we believe we have enough liquidity, taking into account the uncertainty related to the ongoing pandemic and general economic uncertainty, for SRAX to continue to fund operations at their currently level through the remainder of the year.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieved profitable operations on a consolidated basis. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, the Company’s operations and specifically, the continued consolidation of BIGToken may require additional financial support or additional financing. These factors create uncertainty or doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity

During the three months ended March 31, 2021, our principal sources of liquidity have been proceeds from various debt and equity offerings as well as the sale of our marketable securities. Cash consists of cash on deposit with banks.

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

We expect existing cash, cash equivalents, marketable securities, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as debt maturities, for at least the next 12 months and thereafter for the foreseeable future. Additionally, we entered into an “At the Market” sales agreement with B. Riley, Inc. (“Sales Agent”) for the sale of up to $3,125,000 of shares of our Class A Common Stock. The at-the-market agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on December 11, 2019 (Registration No. 333-235298). From January 1, 2021 through May 10, 2021, we have sold 53,626 shares of Class A Common Stock under such agreement at an average per share price of $5.47 resulting in gross proceeds of $293,000 and net proceeds of $284,000 after deducting Sales Agent commissions and other costs and expenses associated with such sales. Future sales under our at-the-market sales agreement are limited to $2,832,000, the remaining amount left pursuant to the takedown from our shelf registration statement.

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

Results of operations

Quarter Ended March 31, 2021 compared to quarter ended March 31, 2020 (in $’s)

Selected Segment Financial Data

For the Three Months Ended March 31, (Unaudited)
	Sequire				BIGToken				Corporate and Other				Eliminations				Consolidated
	2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change
			$	%			$	%			$	%			$	%			$	%
Sequire platform revenue	4,508,000	107,000	4,401,000	4,113%	-	-	-	0%	-	-	-	0%	-	-	-		$4,508,000	$107,000	4,401,000	4,113%
Conference revenue	45,000	-	45,000	100%	-	-	-	0%	-	-	-	0%	-	-	-		45,000	-	45,000	100%
BIGtoken revenue	-	-	-	0%	855,000	193,000	662,000	343%	-	-	-	0%	-	-	-		855,000	193,000	662,000	343%
Other	-	-	-	0%	-	-	-	0%	364,000	51,000	313,000	614%	(330,000)	-	-		34,000	51,000	(17,000)	(33)%
Total Revenue	4,553,000	107,000	4,446,000	4,155%	855,000	193,000	662,000	343%	364,000	51,000	313,000	614%	(330,000)	-	-		5,442,000	351,000	5,091,000	1,450%

Cost of Revenue	1,376,000	14,000	1,362,000	9,729%	273,000	98,000	175,000	179%	1,000	0	-	100%	0	-	-		1,650,000	112,000	1,538,000	1,373%
Gross profit	3,177,000	93,000	3,084,000	3,316%	582,000	95,000	487,000	513%	363,000	51,000	313,000	614%	(330,000)	-	-		3,792,000	239,000	3,553,000	1,487%
margin %	69.8%	86.9%	69.3%		68.1%	49.2%	73.6%		99.7%	100.0%	100%		100.0%				69.7%	68.1%

Operating expenses	1,958,000	184,000	1,774,000	964%	2,118,000	2,370,000	(252,000)	(11)%	1,472,000	1,559,000	(29,000)	(2)%	(330,000)	-	-		5,218,000	4,113,000	1,105,000	27%

Operating Income / (loss)	$1,219,000	(91,000)	1,310,000	1439%	(1,536,000)	(2,275,000)	739,000	32%	(1,109,000)	(1,508,000)	399,000	36%	0	0	-		(1,426,000)	(3,874,000)	2,448,000	63%

Three months ended March 31, 2021 compared to three months ended March 31, 2020

2020 was the first full year of operations for our Sequire business. During the three months ended March 31, 2021 our customer base grew to approximately 200 subscribing companies. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

During the third quarter of 2020, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the fourth-quarter of 2020 we successfully hosted a virtual conference leveraging Sequire’s platform technology to execute the event.

Sequire revenues

Sequire revenues for the three months ended March 31, 2021 increased to $4,553,000 from $107,000 during the three months ended March 31, 2020. Sequire’s continued growth was primarily driven by the growth of the services provided to issuers through the Sequire platform. During the quarter ended March 31, 2021 the Company had closed sales with total contract value of approximating $9.5 million.

Sequire Profit Margin

Sequire’s costs of revenue consist of data and media acquired from third parties to fulfill the data, media and advertising components of our revenues. Sequire’s profit margin for the quarter ended was 70% and 87% respectively.

Sequire Operating Expenses

Sequire’s operating expenses for the quarter-ended March 31, 2021 were $1,958,000 this is compared to $184,000 for the three months ended March 31, 2020. Operating expenses consisted of the following:

Employee Related Costs. These are the costs we incur to employ our staff. Employee related costs increased to $836,000 or by 727% from $101,000. The increase is primarily the result of an increase in staffing expenses due to an increase in the number of employees in all departments of the business to support the growth in operations during the year. We expect these expenses to continue to increase in absolute dollars as revenue increases.

Platform costs. Consist of the technology and content hosting. Platform costs for the three months ended March 31, 2021 were $19,000 compared to $0 for the three months ended March 31, 2020. We expect these costs to continue to increase in absolute dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products and third-party services and selling costs. Marketing, data services and sales for the three months ended March 31, 2021 were $934,000 compared to $38,000 for the three months ended March 31, 2020. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the three months ended March 31, 2021 depreciation and amortization was $76,000 compared to $26,000 for the three months ended March 31, 2020. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT and facility overhead. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense. For the three months ended March 31, 2021 general and administrative expenses were $92,000 as compared to $19,000 for the three months ended March 31, 2020.

BIGToken revenues

BIGToken revenues for the three months-ended March 31, 2021 increased to $855,000 or 343% compared to $193,000 during the three months ended March 31, 2020. This increase is primarily driven by the increased acceptance of our product offering, the growth of our product offering and the continued investment in BIGToken user database.

BIGToken Profit Margin

BIGToken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. Profit margin for the three months ended March 31, 2021 increased to 68% as compared to 49% for the three months ended March 31, 2020. The increase is driven by increased revenues and enhanced operational execution.

BIGToken Operating Expenses

Our operating costs for the three months ended March 31, 2021 decreased to $2,118,000 or by $252,000 or 11% as compared to $2,370,000 the three months ended March 31, 2020. The decrease in operating expense is primarily attributable to a decrease in employee compensation costs as further discussed below.

Employee Related Costs. These are the costs we incur to employ our staff. For the three months ended March 31, 2021 employee related costs decreased to $736,000 from $1,248,000 for the year period ending March 31, 2020, representing a decrease of approximately $500,000 or 40%. The decrease is primarily due to a reduction in employees in our sales and operations departments.

Platform costs. Consist of the technology and content hosting. Platform costs for the three months ended March 31, 2021 were $86,000 as compared to $48,000 for the three months ended March 31, 2020, representing an increase of $38,000 or 79%. The increase in expenses here is driven by the continued increase in our user database. We expect these costs to continue to increase in absolute dollars as we continue to grow our user database but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products including the expenses we incur through BIGToken point redemptions. Marketing, data services and sales for the three months ended March 31, 2021 and 2020 were $164,000. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the three months ended March 31, 2021 depreciation and amortization was $143,000 compared to $120,000 for the three months ended March 31, 2020. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT, facility overhead and an allocation of corporate overhead. General and Administrative expenses were $990,000 for the three months ended March 31, 2021, which represents an increase $649,000 or 190%. Inclusive of this increase is approximately $330,000 of allocated corporate overheard. The remaining increase represent increased costs associated with moving to an independent stand-alone Company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Corporate and Other Operating Expenses

Corporate and Other Operating expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were $1,125,000 for the three months ended March 31, 2021, which represents a decrease of $366,000 or 25%. The decrease in expense in driven by a decrease in our allowance due to recoveries of amounts previously charged-off to bad-debt.

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. However, we also expect our general and administrative expense to decrease as a percentage of our revenues as revenues increase.

The following table presents working capital as of March 31, 2021 and December 31, 2020:

	2021	2020

Current assets	$35,902,000	$11,873,000
Current liabilities	18,960,000	19,035,000
Working capital	$16,942,000	$(7,162,000)

Cash flows from operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and our users through point redemptions, others for a wide range of services. Cash flows used in operating activities decreased by $3,370,000 or 120% in during the three months ended March 31, 2021 primarily driven by an increase in operating expenses and costs of revenues, partially offset by increases in cash receipts and revenues.

Cash flows from investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the three months ended March 31, 2021, net cash provided by investing activities was $1,998,000 as compared to net cash used of $213,000 for the three months ended March 31, 2020. Expenditures for software development were $154,000 and $278,000 for the three months ended March 31, 2021, and 2020, respectively. During the three months ended March 31, 2021, the Company generated $2,266,000 from the sale of marketable securities.

Cash flows from financing activities

During the three months ended March 31, 2021 we generated net cash provided by financing activities of $17,229,000. During the three months ended March 31, 2020 cash provided by financing activities was $3,090,000. These proceeds consisted of the following:

	2021	2020

Proceeds from warrant exercises	$12,220,000	$-
Sale of Common stock	284,000	-
Subsidiary sale of Preferred shares	4,725,000	-
Sale of short-term notes	-	3,090,000
Total	17,229,000	3,090,000

Employees and Human Capital Resources

As of March 31, 2021, we had 145 full-time employees. 9 are engaged in executive management such as our Chief Executive Officer, 90 in information technology including those participating in our research and development efforts, 22 in sales and marketing, 16 in integration and customer support and 8 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our Condensed Consolidated Financial Statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition and the fair value of financial instruments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our Condensed Consolidated Financial Statements for the quarters ended March 31, 2021 and 2020 appearing elsewhere in this report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. In addition, you should refer to our accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and the Condensed Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for quarters ended March 31, 2021 and 2020, and the related notes thereto, for further discussion of our accounting policies.

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

We believe the assumptions and estimates associated with the following have the greatest potential impact on our Condensed Consolidated Financial Statements.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our Condensed Consolidated Financial Statements.

Going concern assessment

With the implementation of Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standards Update (“ASU”) No. 2014-15, we assess going concern uncertainty in our Condensed Consolidated Financial Statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our Condensed Consolidated Financial Statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15. Based on our analysis, we have concluded that there is substantial doubt about the ability of SRAX and/or BIGToken to remain as a going concern after a period of 12 months.

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

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in our Condensed Consolidated Balance Sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Revenue Recognition

The Company applies the guidance of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) when recognizing revenue. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Condensed Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

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

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

For the year-ended December 31, 2020 we reported losses from operations and an accumulated deficit of $11,597,000 and $50,342,000, respectively. Additionally, for the 3 months ended March 31, 2021 and 2020, we recorded losses from operations of $1,426,000 and $3,874,000 and accumulated deficit of $61,432,000 and $38,640,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are able to significantly increase our revenues in future periods, the rapid growth which we are pursuing will strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to grow successfully, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

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

Our auditors’ report on our December 31, 2020 Consolidated Financial Statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on March 31, 2021, there is substantial doubt about our ability to continue as a going concern past the end of the year. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, and (ii) our ability to raise additional capital. If we are not successful with either of these, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We may need to raise additional capital to pay our indebtedness as it comes due.

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures. Pursuant to the terms of the debentures (subject to three (3) separate deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the debentures beginning on December 31, 2020. Payment of the debentures is secured by substantially all the assets and the intellectual property of the Company. Although we have recently achieved profitability, we may not be able to generate sufficient cash flow to repay the debentures as they come due. As of March 31, 2021, the outstanding balance of the debentures was approximately $3,100,000. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures, we would be in default, which would permit the holders of the debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of March 31, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, California ordered most businesses closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity, and could negatively impact ability to timely perform basic business functions, including making SEC filings and preparing financial reports. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business.

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

Unfavorable publicity regarding, for example, our privacy practices, terms of service, regulatory activity, the actions of third parties, the use of our products or services for illicit, objectionable, or illegal ends or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base which could adversely affect our business and financial results.

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

Additionally, as we expand our product offerings, we may become subject to the European General Data Protection Regulation (GDPR), effective as of May 2018. The GDPR increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of €20 million, or 4% of global company revenues.

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

Affected parties or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

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

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from accidents, acts of God and other claims against us, for which we may have no insurance coverage. As a general matter, we do not maintain as much insurance coverage as many other companies do, and in some cases, we do not maintain any at all. Additionally, the policies that we do have may include significant deductibles or self-insured retentions, policy limitations and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which may harm our financial condition and operating results.

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

The spread of COVID-19 during the past year has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets. The impact of the coronavirus continues to evolve and has been marked by rapid changes and developments. Accordingly, we cannot reliably predict the ultimate impact on financial markets and value of our securities held.

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

Risk Related to Force Protection Video Equipment Corp., the Acquirer of BIGToken

The financial statements of Force Protection Video Equipment Corp. are consolidated with our financials.

On February 4, 2021, we completed the divestiture of our wholly owned subsidiary, BIGToken, Inc. pursuant to the terms of our share exchange agreement entered into on September 30, 2020. As a result of the transaction, SRAX was issued 149,562,566,534 shares of Force Protection Video Equipment Corp. (“FPVD”) common stock representing approximately 95% of FPVD’s voting power. As a result, we are required by GAAP to consolidated FPVD’s financial statements with ours. As a result of market conditions, FPVD has an implied market value of approximately $1 billion as of May 13, 2021. As a result of this valuation, FPVD may incur significant non-cash expenses related to charges associated with its financial instruments, which we will be required to consolidate into our Condensed Consolidated Financial Statements.

We may have to expend significant human capital to assist FPVD in its operations which could detract from management’s ability to focus on our business.

FPVD has a history of operating losses and there are no assurances it will report profitable operations in the foreseeable future, which may impact our ownership of FPVD Common Stock.

Upon completion of the divestiture of BIG Token to FPVD, we received 149,562,566,534 shares of FPVD’s restricted common stock. There are no assurances that FPVD’s common stock will trade in high enough volume or have a liquid market pursuant to which we are able to sell our shares if and when they are registered or otherwise available for public resale pursuant to securities laws. Further, there are no assurances that FPVD will be able to continue its operations, or ever achieve profitability, both of which may impact that value of our FPVD common stock. For the year-ended December 31, 2020 FPVD reported losses from operations and an accumulated deficit of $8,581,000 and $36,571,000 respectively. Additionally, for the 3 months ended March 31, 2021 and 2020, FPVD recorded losses from operations of $1,521,000 and $3,051,000 and accumulated deficit of $43,867,000 and $36,571,000, respectively. FPVD’s future success depends upon its ability to continue to grow its revenues, contain its operating expenses and generate profits. FPVD does not have any long-term agreements with its customers. There are no assurances that FPVD will be able to increase revenues and cash flow to a level which supports profitable operations. FPVD may continue to incur losses in future periods until such time, if ever, as FPVD is successful in significantly increasing its revenues and cash flow beyond what is necessary to fund its ongoing operations and pay its obligations as they become due. If FPVD is unable to significantly increase its revenues in future periods, the rapid growth which FPVD is pursuing will strain the organization and it may encounter difficulties in maintaining the quality of its operations. If FPVD is not able to grow successfully or continue as a going concern, or able to continue its operations it would materially impact the value of the shares of FPVD common stock that we own,

FPVD has a limited number of employees and depends highly on SRAX’s employees and management to provide services under the Transition Services Agreement.

FPVD’s ability to successfully operate, including making its public filings with the SEC, is largely dependent on the services that SRAX provides pursuant to the Transition Services Agreement. If SRAX is required to provide services at a greater than expected level, it could materially impact our management’s ability to focus on SRAX’s business and operations.

Risks Related to Ownership of our Securities.

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

Conversions of our convertible debentures and the exercise of our common stock warrants may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of the outstanding convertible debentures issued by us would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise of outstanding warrants could adversely affect their prevailing market prices. In addition, the existence of the convertible debentures and purchase warrants may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such debentures into shares of our common stock could depress the price of our common stock.

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

The trading price of the shares of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

●	the success of competitive products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;

●	the level of expenses;

●	actual or anticipated changes in estimates to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Class A common stock by us, our insiders or our other stockholders;

●	additional issuances of securities upon the exercise of outstanding options and warrants;

●	market conditions in the technology sectors; and

●	general economic, industry and market conditions.

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

The trading market for our shares of our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A small number of securities and industry analysts currently publish research regarding our Company on a limited basis. In the event that one or more of the securities or industry analysts who have initiated coverage downgrade our securities or publish inaccurate or unfavourable research about our business, the price of our shares of Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of Class A common stock and trading volume to decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13

3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19	8-K	3.01(i)	001-37916	8/15/19
3.06(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019	8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate	8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014	8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014	8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering	8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering	8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13	10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering	8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17

4.24	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12

10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.24	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20

10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

May 24, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

May 24, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

