Form 10-Q
period 2021-06-30
SRAX, Inc.
filed 2021-08-16
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 24,945,963 shares of Class A common stock issued and outstanding as of August 13, 2021.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties described in the sections of this Quarterly Report entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the United States Securities and Exchange Commission (“SEC”). Readers are cautioned that actual results could differ materially from anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein as well as our Annual Report on Form 10-K for the year ended December 31, 2020, including the “Risk Factors” section contained therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, any reference to (i) “LD Micro” refer to the Company’s wholly owned subsidiary, “LD Micro, Inc.” and the assets used in its operation. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

Any reference to “BIGToken” or the “BIGToken Project” refers to our previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations which we transferred to Force Protection Video Equipment, Inc. (“FPVD”), which became a majority owned subsidiary on February 4, 2021.

Unless otherwise stated, the information which appears on our web sites www.srax.com are not part of this report and are specifically not incorporated by reference.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

SRAX, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of	As of
	June 30,2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,060,000	$451,000
Accounts receivable, net	2,172,000	2,608,000
Prepaid expenses and other current assets	1,125,000	367,000
Marketable securities	24,130,000	8,447,000
Total current assets	37,487,000	11,873,000

Notes receivable	917,000	893,000
Property and equipment, net	161,000	118,000
Intangible assets, net	2,046,000	2,409,000
Right of use assets	314,000	366,000
Other assets	36,000	3,000
Goodwill	23,351,000	23,351,000
Total Assets	$64,312,000	$39,013,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,328,000	$3,561,000
Deferred revenue	13,186,000	4,842,000
Other current liabilities	1,408,000	3,869,000
Payroll protection loan - short-term	1,126,000	747,000
OID convertible debentures	2,701,000	6,016,000
Current liabilities	21,749,000	19,035,000

Right of use liability - long term	182,000	243,000
Payroll protection loan, less current portion	-	379,000
Deferred tax liability	131,000	131,000
Total liabilities	22,062,000	19,788,000

Stockholders’ equity
Common stock, authorized 250,000,000 shares, $0.001 par value, 24,846,463 and 16,145,778 shares issued and outstanding, respectively	24,000	16,000
Additional paid-in capital	98,014,000	69,551,000
Accumulated deficit	(67,172,000)	(50,342,000)
Total equity attributable to SRAX, Inc.	30,866,000	19,225,000
Noncontrolling interest	11,384,000	-
Total stockholders’ equity	42,250,000	19,225,000
Total Liabilities and Stockholders’ Equity	$64,312,000	$39,013,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$7,677,000	$1,165,000	$13,119,000	$1,516,000
Cost of revenues	1,453,000	396,000	3,103,000	508,000
Gross profit	6,224,000	769,000	10,016,000	1,008,000

Operating expenses
Employee related costs	2,827,000	1,962,000	5,143,000	4,249,000
Marketing and selling expenses	1,870,000	370,000	3,030,000	690,000
Platform costs	112,000	116,000	218,000	258,000
Depreciation and amortization	372,000	322,000	756,000	630,000
General and administrative expenses	2,112,000	1,248,000	3,364,000	2,304,000
Total operating expenses	7,293,000	4,018,000	12,511,000	8,131,000

Loss from operations	(1,069,000)	(3,249,000)	(2,495,000)	(7,123,000)

Other income (expense):
Financing costs	(390,000)	(1,678,000)	(15,430,000)	(2,038,000)
Gain (loss) from marketable securities	(4,561,000)	587,000	(68,000)	516,000
Interest income	8,000	-	23,000	-
Other income	-	-	14,000	-
Change in fair value of derivative liabilities	-	(981,000)	-	321,000
Total other expense	(4,943,000)	(2,072,000)	(15,461,000)	(1,201,000)

Loss before provision for income taxes	(6,012,000)	(5,321,000)	(17,956,000)	(8,324,000)

Provision for income taxes	-	-	-	-
Net loss	(6,012,000)	(5,321,000)	(17,956,000)	(8,324,000)
Net loss attributable to noncontrolling interest	272,000	-	1,126,000	-
Net loss attributable to SRAX, Inc. and subsidiaries	$(5,740,000)	$(5,321,000)	$(16,830,000)	$(8,324,000)

Net loss per share, basic and diluted	$(0.24)	$(0.38)	$(0.78)	$(0.59)

Weighted average shares outstanding – basic and diluted	23,631,449	14,080,890	21,533,141	14,038,940

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2020	16,145,778	$16,000	$69,551,000	$(50,342,000)	$-	$19,225,000
Share based compensation	-	-	253,000	-	-	253,000

Shares issued for cash	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	2,041,551	2,000	3,445,000	-	-	3,447,000
Shares issued for exercise of warrants, net of offering costs	4,945,320	5,000	12,215,000	-	-	12,220,000
Warrants issued as inducement to exercise warrants	-	-	7,737,000	-	-	7,737,000
Acquisition of noncontrolling interest of FVPD	-	-	-	-	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	5,775,000	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	5,775,000	5,775,000
Net loss	-	-	-	(11,090,000)	(854,000)	(11,944,000)
Balance, March 31, 2021	23,186,265	23,000	93,485,000	(61,432,000)	11,486,000	43,562,000
Share based compensation	-	-	253,000	-	-	253,000
Conversion of convertible debt to equity	350,000	-	701,000	-	-	701,000
Shares issued for exercise of warrants, net of offering costs	1,310,198	1,000	3,575,000	-	-	3,576,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	85,000	85,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	85,000	85,000
Net loss	-	-	-	(5,740,000)	(272,000)	(6,012,000)
Balance, June 30, 2021	24,846,463	$24,000	$98,014,000	$(67,172,000)	$11,384,000	$42,250,000

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	260,000	-	260,000
Relative fair value of warrants issued with notes payable	-	-	83,000	-	83,000
Shares issued for extension agreement	36,700	-	71,000	-	71,000
Net loss	-	-	-	(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	14,000	48,543,000	(38,640,000)	9,917,000
Share based compensation	-	-	246,000	-	246,000
Reclassification of warrants from liability to equity	-	-	4,076,000	-	4,076,000
Shares issued for debt extinguishment	100,000	-	181,000	-	181,000
Premium on debt extinguishment	-	-	46,000	-	46,000
Beneficial conversion feature	-	-	3,913,000	-	3,913,000
Fair value of warrants issued with notes	-	-	2,889,000	-	2,889,000
Net loss	-	-	-	(5,321,000)	(5,321,000)
Balance, June 30, 2020	14,134,152	$14,000	$59,894,000	$(43,961,000)	$15,947,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2021	2020
Cash Flows From Operating Activities
Net loss	$(17,956,000)	$(8,324,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) from securities held for sale	878,000	(140,000)
Realized gain on securities held for sale	(810,000)	(376,000)
Interest income	(23,000)	-
Fair value of warrants issued by FPVD for SRAX, Inc. debenture holders	885,000	-
Stock based compensation	506,000	506,000
Amortization of debt issue costs	686,000	453,000
Loss on extinguishment of debt	-	1,103,000
Recognition of beneficial conversion feature - FPVD series B preferred stock	5,860,000	-
Warrant inducement expense	7,737,000	-
Change in fair value of derivative liabilities	-	(321,000)
Marketable securities received for accounts receivable previously written off	(409,000)	-
Provision for bad debts	79,000	41,000
Depreciation expense	39,000	38,000
Amortization of intangibles	717,000	592,000
Change in right of use asset	52,000	-
Non-cash financing expense	147,000	-
Changes in operating assets and liabilities:
Accounts receivable	766,000	117,000
Prepaid expenses	(757,000)	352,000
Other current assets	(2,000)	95,000
Accounts payable and accrued expenses	(233,000)	1,527,000
Other current liabilities	(10,767,000)	(354,000)
Change in right of use liability	(61,000)	(43,000)
Net Cash Used in Operating Activities	(12,666,000)	(4,734,000)

Cash Flows From Investing Activities
Net cash received from acquisition of FPVD	955,000	-
Proceeds from the sale of marketable securities	2,903,000	397,000
Payment for deferred consideration to LD Micro	(2,004,000)	-
Purchase of property and equipment	(82,000)	-
Development of software	(354,000)	(575,000)
Other assets	(33,000)	3,000
Net Cash Provided by (Used in) Investing Activities	1,385,000	(175,000)

Cash Flows From Financing Activities
Proceeds from issuance of FPVD series B preferred stock	4,810,000	-
Proceeds from the exercise of warrants	15,796,000	-
Proceeds from issuance of common stock	284,000	-
Proceeds from issuance of OID convertible debentures, less issuance cost	-	7,925,000
Proceeds from the issuance of short-term notes payable, less issuance cost	-	590,000
Repayment of short-term notes payable	-	(100,000)
Proceeds from payroll protection program loan	-	1,074,000
Proceeds from the issuance of notes payable	-	2,500,000
Repayment of notes payable	-	(2,500,000)
Net Cash Provided by Financing Activities	20,890,000	9,489,000

Net increase in Cash	9,609,000	4,580,000
Cash, Beginning of Period	451,000	32,000
Cash, End of Period	$10,060,000	$4,612,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,000	$176,000
Cash paid for income taxes	$–	$–

Noncash investing and financing activities:
Convertible notes converted into shares	$6,423,000	$–
Fair value of marketable securities received for revenue contracts	$18,654,000	$2,092,000
Vesting of prepaid common stock award	$–	$94,000
Relative fair value of warrants issued with term loan	$–	$83,000
Derivative liabilities transferred to equity	$–	$4,076,000
Shares of common stock issued for extension agreement	$–	$252,000
Fair value of BCF for debt financings	$–	$3,913,000
Fair value of warrants issued for debt financings	$–	$2,889,000
Premium on debt financings	$–	$46,000
Original issue discount recorded on OID convertible debentures	$–	$1,250,000
Payables converted into convertible notes payable	$–	$1,169,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021

NOTE 1 – Organization and Basis Of Presentation

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011.

The Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiaries LD Micro, Inc. (“LD Micro”) and SRAX’s majority owned subsidiary Force Protection Video Equipment Corporation (“FPVD”) and FPVD’s wholly owned subsidiary BIG Token, Inc. (“BIGToken”) (See Note 9 – Stockholders’ Equity Noncontrolling Interest). All intercompany transactions have been eliminated.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and six-month period ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation

Liquidity and Capital Resources

In connection with preparing the Condensed Consolidated Financial Statements for the six months ended June 30, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

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

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieve profitable operations on a consolidated basis. In addition, BIGToken will continue to generate losses from operations for at least one year, and will require significant additional financing until the operations achieve profitability. These factors could create substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the date that the our unaudited Condensed Consolidated Financial Statements are issued. However, as a result of the Company’s cash on hand of approximately $10,060,000, accounts receivable of approximately $2,172,000 and marketable securities available for sale of approximately $24,130,000, we believe that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

We expect that our existing cash and cash equivalents, our accounts receivable and marketable securities as of June 30, 2021, will be sufficient to fund our anticipated level of operations, including our working capital needs, through at least August 2022.

Covid-19

The ultimate impact of the COVID-19 pandemic on the operations of the Company and BIGToken continues to be unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, the Company, or BIGToken, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on both companies’ business, financial condition and results of operations.

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

NOTE 2 – Acquisition

On February 4, 2021 (“Acquisition Date”), the Company completed a share exchange agreement (“Exchange Agreement”) with FVPD (“Reverse Merger”). Pursuant to the Exchange Agreement the Company exchanged 100% of the issued and outstanding shares of BIGToken for 149,562,566,584 shares of FPVD’s common stock and 5,000,000 shares of FPVD’s series A preferred stock. The transaction has been accounted for as a reverse merger / reverse capitalization wherein FVPD is the legal acquirer, but BIGToken is the accounting acquirer. As such, for reporting purpose, as of December 31, 2020, BIGToken’s total shares outstanding were restated to reflect the 149,562,566,584 shares of common stock and 5,000,000 shares of series A preferred stock.

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

See Note 8 - Series B Preferred Stock for the description of the series B preferred Stock.

FPVD was authorized to issue up to 20,000,000 shares of series A preferred stock (“Series A Preferred”), $0.0001 par value, which was redeemable at the option of the holder, with no fixed redemption date. As of the Acquisition Date there were 5,000,000 shares issued and outstanding, all of which were owned by SRAX, Inc.

FPVD was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are not redeemable, but convertible into 1,546,576 shares of common stock for each share of Series C Preferred or 12,864,419,168 shares of common stock. As of the Acquisition Date and June 30, 2021, there were 8,318 shares issued and outstanding.

NOTE 3 – Marketable Securities

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer. The customers securities must be publicly quoted. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain or (loss) in the statement of operations as a component of net income (loss).

The movement in this account is as follows:

	Balance as of
	June 30,	Common	Convertible
	2021	Stock	Debentures and Preferred Stock
Balances at beginning of year	$8,447,000	$7,764,000	$683,000
Additions	18,654,000	16,934,000	1,720,000
Sale of marketable securities	(2,903,000)	(2,903,000)	–
Change in fair value	(68,000)	(573,000)	505,000
Balances at end of year	$24,130,000	$21,222,000	$2,908,000

	Balance as of
	December 31,	Common	Convertible
	2020	Stock	Debentures
Balances at beginning of year	$83,000	$83,000	$–
Additions	8,406,000	7,496,000	910,000
Sale of marketable securities	(916,000)	(916,000)	–
Change in fair value	874,000	1,101,000	(227,000)
Balances at end of year	$8,447,000	$7,764,000	$683,000

The Company’s sale of securities for the six months ended June 30, 2021, were approximately $2,903,000, with a book basis of approximately $2,093,000 which represented a gain of $810,000, which the Company recorded as other income included in the gains from marketable securities.

The Company recorded as a component of other income the realized and unrealized gain on marketable securities for the three and six month periods ended June 30:

	For the three months ended June 30
	2021	2020
Unrealized gain (loss)	$(4,855,000)	$211,000
Realized gain	294,000	376,000
Change in fair value of marketable securities	$(4,561,000)	$587,000

	For the six months ended June 30
	2021	2020
Unrealized gain (loss)	$(878,000)	$140,000
Realized gain	810,000	376,000
Change in fair value of marketable securities	$(68,000)	$516,000

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on our Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2021.

We have operating leases for office space. Our leases have remaining lease terms of 2.5 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of June 30, 2021, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $44,000 and $90,000 for the three and six month periods ended June 30, 2021 and $44,000 and $109,000 for the three and six month periods ended June 30, 2020, respectively. The following tables summarize the lease expense for the three and six months ended June 30:

Three Months Ended June 30

	2021	2020
Operating lease expense	$38,000	$21,000
Short-term lease expense	6,000	23,000
Total lease expense	$44,000	$44,000

Six Months Ended June 30

	2021	2020
Operating lease expense	$52,000	$61,000
Short-term lease expense	11,000	48,000
Total lease expense	$63,000	$109,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets as of:

Operating Leases	Consolidated Balance Sheet Caption	June 30, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Right of use asset	$314,000	$366,000

Operating lease liabilities - current	Other current liabilities	$119,000	$109,000
Operating lease liabilities - non-current	Right to use liability - long term	182,000	243,000
Total operating lease liabilities		$301,000	$352,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations.

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2021	2.25 years	18%
Operating leases as of December 31, 2020	2.75 years	18%

Future Contractual Lease Payments as of June 30, 2021

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2021 (remaining 6 months)	$82,000
2022	163,000
2023	123,000
Total future lease payments, undiscounted	368,000
Less: Implied interest	(67,000)
Present value of operating lease payments	$301,000

NOTE 5 – Other Current Liabilities

The following table summarizes the composition of other current liabilities presented on our accompanying Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
BIGToken point liability	180,000	452,000
Operating lease liabilities - current	119,000	109,000
Other current liabilities	1,109,000	3,308,000
Total other current liabilities	$1,408,000	$3,869,000

NOTE 6 – Deferred Revenue

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion, if any, is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2021, increased by $8,344,000 resulting from an increase due to an increase of approximately $18,654,000 from securities received from customers in advance of revenue recognition, offset by a decrease due to revenue recognition in the amount of approximately $10,310,000. The Company expects to recognize revenue on the entire deferred balance next twelve months.

NOTE 7 – OID Convertible Debentures

On June 25, 2020, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors for the purchase and sale of an aggregate of: (i) $16,101,000 in principal amount of Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) for $14,169,000 (representing a 12% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 6,440,561 shares of the Company’s Class A common stock (the “Warrants”) in a private placement (the “Offering”). The Purchase Price consists of (a) $13,000,000 in cash and (b) the cancellation of $1,169,000 in outstanding debt, consisting of the accounts receivable loans of $510,000 with accrued interest of $184,000, and the short-term promissory notes of $350,000 with accrued interest of $125,000.

The Debentures, mature on December 31, 2021, pay interest in cash at the rate of 12.0% per annum commencing on June 30, 2021, with such interest payable quarterly, beginning on October 1, 2021. Commencing after the six-month anniversary of the issuance of the Debentures, the Company will be required to make amortization payments (“Amortization Payments”) with each Debenture holder having the right to delay such Amortization Payments by a six-month period up to three separate times (each, an “Extension”) in exchange for five percent in principal being added to the balance of such applicable Debenture on each such Extension. Accordingly, upon a holder exercising three Extensions, such Purchaser’s Debenture will mature and be due and payable on June 30, 2023. Beginning on the date that the first Amortization Payment is due, and on a monthly basis thereafter, the Company will be required to pay one hundred fifteen percent of the value of one-twelfth of the outstanding principal plus any additional accrued interest due.

In the event a holder converts a portion of its Debenture into shares of Common Stock, such amount will be deducted from the next applicable Amortization Payment. In the event such conversion exceeds the next applicable Amortization Payment, such excess amount will be deducted, in reverse order, from future Amortization Payments. The Company’s obligations under the Debentures are secured by substantially all the assets of the Company.

The Debentures are convertible at the option of the holder into shares of Common Stock at an initial conversion price of $2.69 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Debentures do not have any price protection or price reset provisions with respect to future issuances of securities.

Subject to the Company’s compliance with certain equity conditions, upon ten trading days’ notice to the holders, the Company has the right to redeem the Debentures in cash at 115% of their outstanding principal, plus accrued interest. Additionally, in the event that (i) the Company sells or reprices any securities (each, a “Redemption Financing”), or (ii) the Company disposes of assets (except those sold or transferred in the ordinary course of business) (each, an “Asset Sale”), then the Purchasers shall have the right to cause the Company (a) in the event of a Redemption Financing at a price per Common Stock equivalent of $2.50 or less per share, the holders may mandate that 100% of the proceeds be used to redeem the Debentures (b) in the event of a Redemption Financing at a price per Common Stock equivalent of greater than $2.50 per share, the holders may mandate that up to 50% of the proceeds be used to redeem the Debentures, and (c) in the event of an Asset Sale, the holders may mandate that up to 100% of the proceeds be used to redeem the Debentures.

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

Pursuant to the terms of the Debentures and Warrants, a holder will not have the right to convert any portion of the Debentures or exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (at the holder’s option) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the Debentures and the Warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

In connection with the offering of the Debentures, issue to the Placement Agent (as defined below), an aggregate of 478,854 Common Stock purchase warrants (“PA Warrants”). The PA Warrants are substantially similar to the Warrants, except that the PA Warrants have an exercise price of $3.3625 per share. The fair value of the PA Warrants at issuance was estimated to be $360,000 based on a risk-free interest rate of .11%, an expected term of 2.417 years, an expected volatility of 96% and a 0% dividend yield.

Bradley Woods & Co. Ltd. (“Placement Agent”) acted as the placement agent, in connection with the sale of the Debentures and Warrants. As compensation, we paid the Placement agent: (i) cash commission of $1,040,000 and (ii) an aggregate of 478,854 PA Warrants. Additionally, upon the exercise of Warrants issued in the Offering, the Placement Agent will be entitled to eight percent (8%) of the cash proceeds received from such exercises.

The Transaction closed on June 30, 2020, with approximately $3,800,000 cash proceeds received prior to closing date, $4,200,000 received on the closing date and $5,000,000 received after the closing date. The gross proceeds received from the Offering were approximately $13,000,000 and net proceeds of approximately $9,100,000 after deducting the Placement Agent fees, the repayment of certain debts and other offering expenses. Also, the Company reimbursed the lead investor $75,000 for legal fees, which was deducted from the required subscription amount to be paid.

On February 21, 2021, the Company conducted an inducement offering whereby the warrant holders were given the right to exercise the existing warrants in exchange for replacement warrants. As a result of the inducement, 4,545,440 Warrants were exercised resulting in net proceeds of $11,022,000. See Note 9 – Stockholders’ Equity.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470 - Debt, the Company first allocated the cash proceeds to the Debentures and the Warrants on a relative fair value basis, secondly, the proceeds were allocated to the beneficial conversion feature.

During the six months ended June 30, 2021, certain Debenture holders converted $6,423,000 of principal into 2,391,551 shares of the Company’s class A common stock shares. As a result of these conversions, the Company reduced the principal balance by approximately $6,423,000 and reduced the debt discount by approximately $2,275,000 for a net book value of $4,148,000, which was transferred to additional paid-in capital.

The table below summarizes the OID convertible debenture balances for the six months ended June 30, 2021:

	Principal	Debt discount	Net book value
Balances at beginning of year	$9,386,000	$(3,370,000)	$6,016,000
Additions	147,000	–	147,000
Conversion	(6,423,000)	2,275,000	(4,148,000)
Amortization	–	686,000	686,000
Total	$3,110,000	$(409,000)	$2,701,000

During the three and six month periods ended June 30, 2021, the Company recognized amortization expense of $154,000 and $686,000, respectively.

During the three months ended June 30, 2021 the holders of the remaining Debentures notified the Company of their election to defer the inception of amortization payments due under the Debentures until June 30, 2022. As a result of their election, the holders are entitled to a 5% increase of their then current principal balance as a fee. The Company recorded this fee as a financing costs during the three and six month periods ended June 30, 2021.

As of June 30, 2021, the Company has classified the Debentures as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

NOTE 8 – Series B Preferred Stock

On March 12, 2021, FPVD entered into a securities purchase agreements and registration rights agreements with accredited investors pursuant to which investors purchased 47,248 shares of Series B preferred Stock (“Series B Stock”) for an aggregate of $4,725,000 or $100 per share (the. FPVD had previously closed on 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. As a result, on March 12, 2021, there were 57,748 shares of Series B Stock outstanding.

Pursuant to the terms of the terms of the Series B Stock, (i) each share has a stated value of $100, (ii) accrues a 5% dividend beginning one year after the original issue date and thereafter on a quarterly basis, (iii) has no voting rights, except as required by law, and (iv) no liquidation preference. On May 11, 2021, upon meeting certain conditions and pursuant to the terms of the Series B Stock, 47,248 shares of Series B Stock converted into 68,583,866,100 shares of FPVD common stock. After the conversion, 10,500 shares of Series B Stock remain outstanding that are convertible into an additional 13,760,043,915 shares of FPVD common stock.

The conversion increases the noncontrolling interest from approximately 13.00% to 37.60%.

NOTE 9 – Stockholders’ Equity

Common Stock Warrants

On February 21, 2021 the Company entered into an agreement with the certain Debenture holders to exercise 4,545,440 of the Warrants issued in the June 2020 Debenture offering. As an inducement for the Warrant holders to exercise the Warrants, the holders receive a new registered warrant (“New Warrant”) to purchase an aggregate of 4,545,440 shares of the Company’s common stock at an exercise price of $7.50 per share. The New Warrants expire on January 31, 2022. Each holder agreed to pay $0.125 for each New Warrant. The Company received net proceeds of approximately $11,022,000, consisted of the exercise price of $11,363,000, $568,000 for the purchase of the New Warrant less solicitation fees of approximately $909,000.

The New Warrants were valued using the Black Scholes option pricing model at a total of $7,737,000 based on a one-year term, implied volatility of 96%, a risk-free equivalent yield of 11%, and stock price of $5.83. The fair value of the New Warrants was expensed and included in Financing Costs.

During the six months ended June 30, 2021, the Company: (i) received cash of approximately $4,774,000, (ii) cancelled 349,197 warrants (as a result of cashless exercises) and (iii) issued an aggregate of 1,710,078 shares of Common Stock, in connection with the exercise of outstanding warrants.

In total the Company issued a total of 6,255,518 shares of common stock, for the exercise of warrants, with net proceeds of $15,796,000.

A summary of the Company’s warrant activity and related information for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	12,585,283	$2.94	1.74	$4,460,008
Granted	4,545,440	7.5	0.75	–
Exercised	(4,973,886)	3.07	2.06	–
Forfeited	–	–	–	–
Outstanding — March 31, 2021	12,156,837	$4.84	2.01	$16,019,415
Vested and exercisable — March 31, 2021	11,856,837	4.84	1.96	16,019,415
Unvested and non-exercisable - March 31, 2021	300,000	4.75	3.12	–
Outstanding — March 31, 2021	12,156,837	$4.84	2.01	$–
Granted	–	–	–	–
Exercised	(1,630,829)	3.17	2.23	–
Forfeited	–	–	–	–
Outstanding — June 30, 2021	10,526,008	$5.07	1.99	$–
Vested and exercisable — June 30, 2021	10,226,008	5.09	1.88	–
Unvested and non-exercisable – June 30, 2021	300,000	4.75	3.87	–

As part of the Company’s Convertible Debenture offering in June 2020 (as described in Note 7 – OID Convertible Debentures), the Company negotiated the ability to release the BIGToken business, as security for the OID Convertible Debentures, for the purposes of selling BIGToken. As consideration for the release, the Company agreed to require the purchaser of BIGToken to issue warrants in the new entity. The warrants were to represent 13% of the new entities issued and outstanding on a fully diluted basis upon closing. As disclosed in Note 2– Acquisitions, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

AT THE MARKET SALES AGREEMENT

During the six months ended June 30, 2021, the Company sold 53,616 shares of common stock, resulting in proceeds of approximately $284,000, through sales under its At the Market (ATM) offering.

STOCK BASED COMPENSATION

During the Quarter ended June 30, 2021, the Company did not issue any new stock-based awards. Stock based compensation expense for the three and six months ended June 30, 2021 was $253,000 and $506,000 respectively.

Noncontrolling Interest

As disclosed in Note 2 – Acquisition, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021. Since this was treated as a reverse merger, the transaction created a noncontrolling interest in FPVD. As a result, 8,682,368,578 shares were issued to noncontrolling parties, which was approximately 5.07% of the issued and outstanding shares at the date of the merger. Also, 8,318 shares of Series C Preferred were issued, which were convertible into 12,864,419,168 shares of common stock, or 7.52% of the issued and outstanding shares on the date of the merger. Since the Series C Preferred stock was convertible with no liquidation rights or other preferences, the 12,864,419,168 issuable shares were added to the calculation of the noncontrolling interest. As of the Acquisition Date and June 30, 2021, the noncontrolling interest was calculated to be approximately 13.00% and 37.60%, respectively. Transactions relating to the noncontrolling interest for the six months ended June 30, 2021 are summarized as follows:

Net book value of FPVD	$(95,000)
Warrants issued by FPVD for SRAX, Inc. debenture holders	885,000
Series B convertible preferred stock issued by FPVD	5,860,000
Beneficial conversion feature FPVD series B convertible preferred stock	5,860,000
Net loss attributable to noncontrolling interest	(1,126,000)
$11,384,000

NOTE 10 – Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the OTC Pink sheets to be fair valued with Level 2 inputs. The Company had the following financial assets of June 30, 2021 and December 31, 2020:

		Quoted Prices in	Significant
	Balance as of	Active Markets for	Other Observable	Significant Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$24,130,000	$11,502,000	$12,628,000	$—
Total assets	$24,130,000	$11,502,000	$12,628,000	$—

		Quoted Prices in	Significant
	Balance as of	Active Markets for	Other Observable	Significant Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$8,447,000	$7,764,000	$683,000	$—
Total assets	$8,447,000	$7,764,000	$683,000	$—

NOTE 11 – Segment Reporting

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

	For the Three Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		2021	Consolidated
	2021	2020	2021	2020	2021	2020	Eliminations	2021	2020
Sequire platform revenue	$6,483,000	$746,000	$–	$–	$–	$–	$–	$6,483,000	$746,000
Conference revenue	345,000	–	–	–	–	–	–	345,000	–
Consumer Media / Data	–	–	849,000	377,000	–	–	–	849,000	377,000
Other	–	–	–	–	330,000	42,000	(330,000)	–	42,000
Total Revenue	6,828,000	746,000	849,000	377,000	330,000	42,000	(330,000)	7,677,000	1,165,000

Cost of Revenue	1,146,000	231,000	235,000	164,000	72,000	1,000	–	1,453,000	396,000
Gross profit	$5,682,000	$515,000	$614,000	$213,000	$258,000	$41,000	$(330,000)	$6,224,000	$769,000

	For the Six Months Ended June 30,
	SEQUIRE		BIGToken		Corporate and Other		2021	Consolidated
	2021	2020	2021	2020	2021	2020	Eliminations	2021	2020
Sequire platform revenue	$10,991,000	$852,000	$–	$–	$–	$–	$–	$10,991,000	$852,000
Conference revenue	390,000	–	–	–	–	–	–	390,000	–
Consumer Media / Data	–	–	1,704,000	570,000	–	–	–	1,704,000	570,000
Other	–	–	–	–	694,000	94,000	(660,000)	34,000	94,000
Total Revenue	11,381,000	852,000	1,704,000	570,000	694,000	94,000	(660,000)	13,119,000	1,516,000

Cost of Revenue	2,534,000	245,000	508,000	262,000	61,000	1,000	–	3,103,000	508,000
Gross profit	$8,847,000	$607,000	$1,196,000	$308,000	$633,000	$93,000	$(660,000)	$10,016,000	$1,008,000

Revenue Disaggregation

The following table breaks out the revenue types for Sequire and BIGToken for the three and six months ended June 30:

	Three Months Ended		Six Months Ended		Change
	June 30,		June 30,		Three Months		Six Months
	2021	2020	2021	2020	Dollar	Percentage	Dollar	Percentage
Sequire platfrom revenue	$6,483,000	$746,000	$10,991,000	$852,000	$5,737,000	769%	$10,139,000	n/a
Conference revenue	345,000	–	390,000	–	345,000	n/a	390,000	n/a
Sequire revenues	6,828,000	746,000	11,381,000	852,000	6,082,000	815%	10,529,000	1236%

Consumer Media / Data	−	−	−	−	−	−	−	−
Platform Subscription	–	–	–	–	–	−	–	−
BIGtoken & Media vertical revenues	849,000	377,000	1,704,000	570,000	472,000	125%	1,134,000	199%

Other revenues	–	42,000	34,000	94,000	(42,000)	-100%	(60,000)	-64%

Total revenues	$7,677,000	$1,165,000	$13,119,000	$1,516,000	$6,512,000	559%	$11,603,000	1%

As of June 30, 2021 and June 30, 2020, revenue contract liabilities were approximately $13,186,000 and $1,094,000, respectively.

NOTE 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following are the events after the reporting period:

PPP Loan Forgiveness

On July 20, 2021, the Company received notification from its lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration at which time the Company recognized the extinguishment of debt as Other Income.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Executive Overview

Our key operating metrics and financial results for the first quarter of 2021 are as follows:

Sequire platform growth:

●	Sequire subscribers of 225 as of August 14, 2021, up from 200 as of March 25, 2021
●	Over of 5 million investors within Sequire platform.

Financial results:

●	Revenue was $7,677,000 million, up approximately 558% and 41% year-over-year and versus prior quarter, respectively.
●	Cash, cash equivalents and marketable securities were $34,190,000 as of June 30, 2021.

Reportable Segments

Our current operating business is Sequire, which consists of two components: Sequire and LD Micro. We report our financial performance inclusive of the BIGToken business as we currently hold a majority interest. Our Condensed Consolidated Financial Statements include the following segments: Sequire and BIGToken. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other.

Business Focus

During the first half of 2021, we have continued to focus on : (i) the continued growth of our Sequire platform user base and (ii) the expansion of the LD micro events and offerings.

Covid-19

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

Company Overview

About

We are a technology firm focused on enhancing communications between public companies and their investors. Our unique SaaS platform, among many features, it allows issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with investors across marketing channels.

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

We derive our revenues from the:

●	Licensing of our proprietary SaaS platform; and
●	Sales of proprietary consumer data; and
●	Attendance and sponsorship fees from investor conferences and events; and
●	Sales of digital advertising campaigns.

Sequire

The Sequire platform is a central hub where companies reach out and engage with shareholders, manage their outstanding securities, and identify potential investors.

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

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and marketable securities totaled approximately $34,190,000 and $8,898,000 as of June 30, 2021 and December 31, 2020. Our marketable securities have been obtained through our Sequire business as payment for our services. They consist predominantly of debt and equity securities, diversified among industries and individual issuers. The investments are all U.S. dollar-denominated securities, but also include foreign issuer securities to diversify risk. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, sales of our marketable securities, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of Sequire, and the current uncertainty in the global markets resulting from the ongoing COVID-19 pandemic on our customers’ businesses and operations. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial source of our cash from operations and investing activities is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of our Sequire contracts, which will be recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $13,186,000, all of which is classified as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

At the Market Sales Agreement

In May 2020, we entered into an at-the-market Sales Agreement with B. Riley FBR, Inc.  (“ATM”). Pursuant to the terms of the ATM, we may issue and sell up to $3,150,000 of our Common Stock, from time to time, through our B. Riley FBR, Inc. During the six months ended June 30, 2021, we sold 53,616 shares of Common Stock at a weighted average sales price of $5.62 and received net proceeds from such sales of $284,000. To date we have sold an aggregate of $302,000 of securities pursuant to our ATM and have future availability of $2,823,000.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, common and preferred stock, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the cost of media from third parties.

Employee Related Costs. These are the costs we incur to employ our staff.

Platform costs. Consist of the technology and content hosting of our Sequire platform and BIGToken platform.

Marketing, data services and sales. These are the costs we incur to market our products, data service fees and third-party selling costs.

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

Results of operations

Selected Segment Financial Data

Quarter Ended June 30, 2021 compared to quarter ended June 30, 2020 (in $’s)

	For the Three Months Ended June 30, (Unaudited)
	Sequire				BIGToken				Corporate and Other				Eliminations				Consolidated
	2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change
			$	%			$	%			$	%			$	%			$	%
Sequire platform revenue	6,483,000	746,000	5,737,000	769%	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	6,483,000	$746,000	5,737,000	-100%
Conference revenue	345,000	-	345,000	n/a	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	345,000	$-	345,000	n/a
BIGtoken revenue	-	-	-	n/a	849,000	377,000	472,000	125%	-	-	-	n/a	-	-	-	n/a	849,000	$377,000	472,000	-100%
Other	-	-	-	n/a	-	-	-	n/a	330,000	42,000	288,000	686%	(330,000)	-	-	n/a	-	$42,000	(42,000)	-100%
Total Revenue	6,828,000	746,000	6,082,000	815%	849,000	377,000	472,000	125%	330,000	42,000	288,000	686%	(330,000)	-	-	n/a	7,677,000	1,165,000	(1,165,000)	-100%

Cost of Revenue	1,146,000	231,000	915,000	396%	235,000	164,000	71,000	43%	72,000	1,000	71,000	7100%	0	0	-	n/a	1,453,000	$396,000	1,057,000	-100%
Gross profit	5,682,000	515,000	5,167,000	n/m	614,000	213,000	401,000	188%	258,000	41,000	217,000	529%	(330,000)	0	-	n/a	6,224,000	769,000	5,455,000	-100%
margin %	83.2%	69.0%	85%		72.3%	56.5%	85%		78.2%	97.6%	75.3%		100.0%				81.1%	66.0%

Operating expenses	2,583,000	620,000	1,963,000	317%	2,599,000	2,523,000	76,000	3%	2,441,000	875,000	1,566,000	179%	(330,000)	0	-	n/a	7,293,000	$4,018,000	3,275,000	-100%

Operating Income	$3,099,000	(105,000)	3,204,000	-3051%	(1,985,000)	(2,310,000)	325,000	-14%	(2,183,000)	(834,000)	(1,349,000)	162%	0	0	-	n/a	-1,069,000	-3,249,000	2,180,000	-100%

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	For the Six Months Ended June 30,
	Sequire				BIGToken				Corporate and Other				Eliminations				Consolidated
	2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change
			$	%			$	%			$	n/a			$	%			$	%
Sequire platform revenue	10,991,000	852,000	10,139,000	n/m	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	10,991,000	$852,000	10,139,000	n/m
Conference revenue	390,000	-	390,000	n/a	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	390,000	$-	390,000	n/a
BIGtoken revenue	-	-	-	n/a	1,704,000	570,000	1,134,000	199%	-	-	-	n/a	-	-	-	n/a	1,704,000	$570,000	1,134,000	-100%
Other	-	-	-	n/a	-	-	-	n/a	694,000	94,000	600,000	638%	(660,000)	-	-	n/a	34,000	$94,000	(60,000)	-100%
Total Revenue	11,381,000	852,000	10,529,000	n/m	1,704,000	570,000	1,134,000	199%	694,000	94,000	600,000	638%	(660,000)	-	-	n/a	13,119,000	1,516,000	(1,516,000)	-100%

Cost of Revenue	2,534,000	245,000	2,289,000	934%	508,000	262,000	246,000	94%	61,000	1,000	60,000	6000%	0	0	-	n/a	3,103,000	$508,000	2,595,000	-100%
Gross profit	8,847,000	607,000	8,240,000	n/m	1,196,000	308,000	888,000	288%	633,000	93,000	540,000	581%	(660,000)	0	-	n/a	10,016,000	1,008,000	9,008,000	-100%
margin %	77.7%	71.2%	78%		70.2%	54.0%	78%		91.2%	98.9%	90%		100.0%				76.3%	66.5%

Operating expenses	4,515,000	805,000	3,710,000	461%	4,702,000	5,669,000	(967,000)	-17%	3,954,000	1,657,000	2,297,000	139%	(660,000)	0	-	n/a	12,511,000	$8,131,000	4,380,000	-100%

Operating Income	$4,332,000	(198,000)	4,530,000	-2288%	(3,506,000)	(5,361,000)	1,855,000	-35%	(3,321,000)	(1,564,000)	(1,757,000)	112%	0	0	-	n/a	(2,495,000)	(7,123,000)	4,628,000	-100%

2020 was the first full year of operations for our Sequire business. During the three months ended June 30, 2021 our customer base grew to approximately 225 subscribing companies. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

During the third quarter of 2020, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the past year we have successfully hosted virtual conferences leveraging Sequire’s platform technology to execute these events.

Sequire revenues

Sequire revenues for the three and six month periods ended June 30, 2021 increased to $6,483,000 and $10,991,000 compared to $746,000 and $852,000 for the comparable periods of 2020. Sequire’s continued growth was primarily driven by the growth of the services provided to issuers through the Sequire platform. During the quarter ended June 30, 2021 the Company closed sales with total contract value of approximating $11.1 million.

Sequire Profit Margin

Sequire’s costs of revenue consist primarily of media acquired from third parties to fulfill the advertising components of our revenues. Sequire’s profit margin for three and six month periods ended June 30, 2021 was 83.2% and 77.7%, respectively.

Sequire Operating Expenses

Sequire’s operating expenses for the three and six month period ended June 30, 2021 were $2,583,000 and $4,515,000, respectively compared to $620,000 and $805,000 for the comparable periods of 2020.

Operating expenses consisted of the following:

Employee Related Costs. These are the costs we incur to employ our staff. Employee related costs increased to $1,016,000 and $1,852,000 during the three and six month periods ended June 30, 2021 compared to $510,000 and $610,000 for the comparable periods of 2020. The increase is primarily the result of an increase in staffing expenses due to an increase in the number of employees in all departments of the business to support the growth in operations during the year. We expect these expenses to continue to increase in absolute dollars as revenue increases.

Platform costs. Consist of the technology and content hosting. Platform costs for the three and six month periods ended June 30, 2021 were $31,000 and $53,000. We expect these costs to continue to increase in absolute dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products and third-party services and selling costs. Marketing, data services and sales for the three and six month periods ended June 30, 2021 were $1,246,000 and $2,137,000 compared to $69,000 and $109,000 for the comparable periods of 2020. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the three and six month periods ended June 30, 2021 depreciation and amortization was $60,000 and $135,000 compared to $31,000 and $57,000 for the comparable periods of 2020. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT and facility overhead. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense. For the three months and six month periods ended June 30, 2021 general and administrative expenses were $230,000 and $338,000 as compared to $10,000 and $29,000 for the comparable periods of 2020.

BIGToken revenues

BIGToken revenues for the three months ended June 30, 2021 increased to $849,000 or 125% compared to $377,000 during the three months ended June 30, 2020. BIGToken revenues for the six months ended June 30, 2021 increased to $1,704,000 or 199% compared to $570,000 during the six months ended June 30, 2020. This increase was primarily driven by the increased acceptance of our product offering, the growth of our product offering and the continued investment in BIGToken user database.

BIGToken Profit Margin

BIGToken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. Profit margin for the three months ended June 30, 2021 increased to 72% as compared to 57% for the three months ended June 30, 2020. Profit margin for the six months ended June 30, 2021 increased to 70% as compared to 54% for the six months ended June 30, 2020. The increase is driven by increased revenues and enhanced operational execution.

BIGToken Operating Expenses

Our operating costs for the three months ended June 30, 2021 increased to $2,599,000 or by $76,000 or 3% as compared to $2,523,000 for the three months ended June 30, 2020. Our operating costs for the six months ended June 30, 2021 decreased to $4,702,000 or by $967,000 or 17% as compared to $5,669,000 for the six months ended June 30, 2020. The increase in operating expense is primarily attributable to an increase in General and Administrative costs as further discussed below.

Employee Related Costs. These are the costs we incur to employ our staff. For the three months ended June 30, 2021 employee related costs decreased to $936,000 from $1,208,000 for the three months ended June 30, 2020, representing an decrease of approximately $272,000 or 23%. For the six months ended June 30, 2021 employee related costs decreased to $1,702,000 from $3,076,000 for the six months ended June 30, 2020, representing a decrease of approximately $1,374,000 or 45%. The decrease is primarily due to a reduction in employees in our sales and operations departments.

Platform costs. Consist of the technology and content hosting. Platform costs for the three months ended June 30, 2021 were $81,000 as compared to $113,000 for the three months ended June 30, 2020, representing a decrease of $32,000 or 28%. Platform costs for the six months ended June 30, 2021 were $167,000 as compared to $252,000 for the six months ended June 30, 2020, representing a decrease of $85,000 or 34%. The decrease in expenses is driven by a $53,000 allocation of current year platform costs to Sequire. We expect these costs to increase in absolute dollars as we continue to grow our user database but expect that they will decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products including the expenses we incur through BIGToken point redemptions. For the three months ended June 30, 2021 and 2020 the company incurred $99,000 and $8,000 respectively in expenses related to payments to users and accruals for future redemptions. Marketing, data services and sales for the three months ended June 30, 2021 and 2020 were $224,000 and $189,000 respectively. For the six months ended June 30, 2021 and 2020 the company incurred $164,000 and $46,000 respectively in expenses related to payments to users and accruals for future redemptions. Marketing, data services and sales for the six months ended June 30, 2021 and 2020 were $325,000 and $418,000 respectively. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the three months ended June 30, 2021 and 2020, depreciation and amortization was $139,000 and $237,000 respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization was $281,000 and $506,000 respectively. We expect these expenses to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT, facility overhead and an allocation of corporate overhead. General and Administrative expenses were $1,120,000 for the three months ended June 30, 2021, which represents an increase of $352,000 or 46%. General and Administrative expenses were $2,063,000 for the six months ended June 30, 2021, which represents an increase of $692,000 or 50%. We expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Corporate and Other Operating Expenses

Corporate and Other Operating expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were $2,441,000 and $3,954,000 for the three and six months ended June 30, 2021, as compared to $875,000 and $1,657,000 for the same periods in 2020. The increase in expense for the three-month period is driven by an increase in corporate employee and staffing related expenses to support the growth of the Company and continued support for the BIGToken operations.

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. However, we also expect our general and administrative expense to decrease as a percentage of our revenues as revenues increase.

The following table presents working capital as of June 30, 2021 and December 31, 2020:

	2021	2020

Cash, cash equivalents and marketable securities	$34,190,000	$8,898,000

Working capital	$15,738,000	$(7,162,000)

Cash flows from operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and our users through point redemptions, others for a wide range of services. Cash flows used in operating activities increased by $7,932,000 during the six months ended June 30, 2021 primarily driven by an increase in operating expenses and costs of revenues, partially offset by increases in cash receipts and revenues.

Cash flows from investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the six months ended June 30, 2021, net cash provided by investing activities was $1,385,000 as compared to net cash used of $175,000 for the six months ended June 30, 2020. Expenditures for software development were $354,000 and $575,000 for the three months ended June 30, 2021, and 2020, respectively. During the six months ended June 30, 2021, the Company generated $2,903,000 from the sale of marketable securities.

Cash flows from financing activities

During the six months ended June 30, 2021 we generated net cash provided by financing activities of $20,890,000. During the six months ended June 30, 2020 cash provided by financing activities was $9,489,000. These proceeds consisted of the following:

	2021	2020

Proceeds from warrant exercises	$15,796,000	$	−
Sale of Common stock	284,000		−
Subsidiary sale of Preferred shares	4,810,000		−
Proceeds from the issuance of notes payable	−		8,415,000
Proceeds from payroll protection program	−		1,074,000

Total	20,890,000		9,489,000

Employees and Human Capital Resources

As of June 30, 2021, we had 158 full-time employees. 7 are engaged in executive management such as our Chief Executive Officer, 100 in information technology including those participating in our research and development efforts, 27 in sales and marketing, 16 in integration and customer support and 8 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2021.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition, and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Although we have organized the risk factors below under headings to make them easier to read, many of the risks we face involve more than one type of risk. Consequently, you should read all the risk factors below carefully before making any decision to acquire or hold our securities.

Risks Related to our Business

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

For the year-ended December 31, 2020 and 2019, we reported losses from operations $11,597,000 and $17,858,000, and accumulated deficit of $50,342,000 and $35,637,000, respectively. Additionally, for the six months ended June 30, 2021 and 2020, we recorded losses from operations of $2,495,000 and $7,123,000. Our future success depends on our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we significantly increase our revenues in future periods, the rapid growth may strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to successfully increase our revenues, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 Consolidated Financial Statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our cash position on June 30, 2021, was $10,060,000. Based upon our cash position, other resources, operating plan and anticipated revenues, management anticipates that is has sufficient cash and short term assets to fund the company’s operating through at least August of 2022. Accordingly, management  feels they have alleviated the concerns contained in our audit report regarding the company’s ability to continue as a going concern.

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

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures. Pursuant to the terms of the debentures (subject to two (2) additional deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the debentures beginning on June 30, 2022. Payment of the debentures is secured by substantially all the assets and the intellectual property of the Company. Although we have recently achieved profitability, we may not be able to generate sufficient cash flow to repay the debentures as they come due. As of June 30, 2021, the outstanding balance of the debentures was approximately $3 million. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures, we would be in default, which would permit the holders of the debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of June 30, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We rely on access to certain third-party providers of data in the investment sector in order for the Sequire platform to function and provide meaningful data and insights for our customers. We have benefited from the data that these third-parties have provided to us on behalf of their customers. In the event that we lose access to these third-party providers, it would limit our ability to effectively market the Sequire platform and sell our services to our customers. In the event that these third-party providers change their terms or our ability to access their data on a cost-effective basis to us, our business may be materially harmed.

Competitors may create products that compete with the Sequire platform and there can be no assurances that we will be able to protect our intellectual property related to Sequire.

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

Sequire’s services are primarily paid for in restricted shares of its customers’ stock, which are often smaller publicly traded companies with volatile stock prices, limited liquidity, and risker operations.

Payment related to our Sequire platform and services is often made through the equity securities of our customers instead of cash. The securities issued are often those of smaller public companies that often have limited operating cash and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144. The value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease, and the stock price of such issuers is often volatile, unpredictable and has limited liquidity. As a result, the value of the equity received on the date of payment may be significantly greater than the actual revenue derived by us upon a sale of the securities. Furthermore, there is no guarantee that the companies we receive securities from will remain solvent during the legally required holding period under Rule 144, which would result in the loss of some or all of our anticipated revenue. As we are not experienced traders, there can be no assurances that our personnel responsible for selling the securities will do so at opportune times, or be able to maximize revenue.

Our receipt of securities in lieu of cash may be negatively affected by a downturn in the U.S. and/or global securities markets and could significantly reduce our revenue.

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

In September 2020, we acquired LD Micro as a wholly owned subsidiary. We are currently integrating LD Micro’s processes and operations into our infrastructure and system. There can be no assurances that we will successfully integrate LD Micro’s business with that of SRAX, or that we are able to profitably operate LD Micro’s business. The failure to do any of the foregoing could materially affect our business, financial condition, and results of operations.

LD Micro, our newly acquired subsidiary operates in a business segment that has been negatively affected by the COVID-19 pandemic.

Our recently acquired subsidiary, LD Micro has historically hosted in-person, and to a less degree, online, investor conferences for publicly traded companies. While we believe we will be able to transition most of the events and conferences into an online format during the COVID-19 pandemic, there can be no assurances that we will be able to do so successfully, or that investors and other attendees will find such virtual conferences as compelling.

Risk Related to Force Protection Video Equipment Corp., the Acquirer of BIGToken

The financial statements of Force Protection Video Equipment Corp. are consolidated with our financials.

On February 4, 2021, we completed the divestiture of our wholly owned subsidiary, BIGToken, Inc. pursuant to the terms of our share exchange agreement entered into on September 30, 2020. As a result of the transaction, we were issued 149,562,566,534 shares of Force Protection Video Equipment Corp. (“FPVD”) common stock representing approximately 95% of FPVD’s voting power. As a result, we are required by GAAP to consolidated FPVD’s financial statements with ours. As a result of market conditions, FPVD has an implied market value of approximately $1 billion as of June 30, 2021. As a result of this valuation, FPVD may incur significant non-cash expenses related to charges associated with its financial instruments, which we will be required to consolidate into our Condensed Consolidated Financial Statements. Additionally, we may have to expend significant human capital to assist FPVD in its operations which could detract from management’s ability to focus on our business.

FPVD has a history of operating losses and there are no assurances it will report profitable operations in the foreseeable future, which may impact our ownership of FPVD Common Stock.

Upon completion of the divestiture of BIG Token to FPVD, we received 149,562,566,534 shares of FPVD’s restricted common stock. There are no assurances that FPVD’s common stock will trade in high enough volume or have a liquid market pursuant to which we are able to sell our shares if and when they are registered or otherwise available for public resale pursuant to securities laws. Further, there are no assurances that FPVD will be able to continue its operations, or ever achieve profitability, both of which may impact that value of our FPVD common stock. For the year-ended December 31, 2020, FPVD reported losses from operations and an accumulated deficit of $8,581,000 and $36,571,000 respectively. Additionally, for the 3 months ended March 31, 2021 and 2020, FPVD recorded losses from operations of $1,521,000 and $3,051,000 and accumulated deficit of $43,867,000 and $36,571,000, respectively. FPVD’s future success depends upon its ability to continue to grow its revenues, contain its operating expenses and generate profits. FPVD does not have any long-term agreements with its customers. There are no assurances that FPVD will be able to increase revenues and cash flow to a level which supports profitable operations. FPVD may continue to incur losses in future periods until such time, if ever, as FPVD is successful in significantly increasing its revenues and cash flow beyond what is necessary to fund its ongoing operations and pay its obligations as they become due. If FPVD is unable to significantly increase its revenues in future periods, the rapid growth which FPVD is pursuing will strain the organization and it may encounter difficulties in maintaining the quality of its operations. If FPVD is not able to grow successfully or continue as a going concern, or able to continue its operations it would materially impact the value of the shares of FPVD common stock that we own,

FPVD has a limited number of employees and depends highly on SRAX’s employees and management to provide services under the Transition Services Agreement.

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

We are a party to an at-the-market sales agreement or ATM, pursuant to which we are able to sell our Class A common shares directly into the market. Currently, we would be required to use the proceeds to pay for the redemption of our outstanding debentures, subject to certain amounts as more fully set forth in the debentures. If we are required to sell a substantial number of shares, or the public perceives that these sales may occur, it could cause the market price of our Class A Common Stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities.

Our management will have broad discretion over the use of proceeds from sales of our common stock under our at-the-market sales agreement, and may not use the proceeds effectively.

Subject to certain covenants and provisions contained in our outstanding debentures, our management will have broad discretion in the application of net proceeds from any sales made pursuant tour at-the-market sales agreement. You will be relying on the judgment of our management concerning these uses and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The failure of our management to apply these funds effectively could result in a material adverse effect on our business and result of operations.

The actual number of shares we will issue under the at-the-market sales agreement, at any one time or in total, is uncertain.

Subject to certain limitations contained in the ATM and compliance with applicable law, we and the sales agent may mutually agree to sell shares of our Class A Common Stock at any time. The number of shares that are sold by the sales agent after agreement on the terms of the transaction will fluctuate based on the market price of the shares of our Class A Common Stock during the sales period and limits we set with our Sales Agent. Because the price per share of each share sold will fluctuate based on the market price of our shares of Class A Common Stock during the sales period, it is not possible to predict the number of shares that will ultimately be issued.

Conversions of our convertible debentures and the exercise of our common stock warrants may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

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

On August 4, 2021, pursuant to a recommendation by the Compensation Committee, the Board declared a one-time bonus payment of $15,000 to all non-employee directors. As a result, the Company paid an aggregate of $60,000 in bonuses.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13

3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19	8-K	3.01(i)	001-37916	8/15/19
3.06(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019	8-K	3.01(ii)	001-37916	4/2/19
4.01	Specimen of Class A Common Stock Certificate	8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014	8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014	8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering	8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering	8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13	10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering	8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19

4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19

10.24	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering		8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering		8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering		8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

August 16, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 16, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

