Form 10-Q
period 2021-09-30
SRAX, Inc.
filed 2021-11-15
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 26,149,032 shares of Class A common stock issued and outstanding as of November 12, 2021.

i

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

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SRAX, Inc. and Subsidiaries

SRAX, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,823,000	$451,000
Accounts receivable, net	1,376,000	2,608,000
Prepaid expenses and other current assets	998,000	367,000
Marketable securities	18,221,000	8,447,000
Designated assets for return of capital	6,255,000	-
Total current assets	33,673,000	11,873,000

Notes receivable	926,000	893,000
Property and equipment, net	154,000	118,000
Intangible assets, net	1,889,000	2,409,000
Right of use assets	286,000	366,000
Other assets	36,000	3,000
Goodwill	23,351,000	23,351,000
Total Assets	$60,315,000	$39,013,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,932,000	$3,561,000
Deferred revenue	14,824,000	4,842,000
Other current liabilities	469,000	3,869,000
Payroll protection loan - short-term	10,000	747,000
OID convertible debentures	1,055,000	6,016,000
Series A preferred stock, authorized 36,412,417 shares, $0.001 par value, 36,412,417 shares and none authorized, issued and outstanding, respectively	6,253,000	-
Total current liabilities	26,543,000	19,035,000

Right of use liability - long term	148,000	243,000
Payroll protection loan, less current portion	-	379,000
Deferred tax liability	131,000	131,000
Total liabilities	26,822,000	19,788,000

Stockholders’ equity
Common stock, authorized 250,000,000 shares, $0.001 par value, 25,630,747 and 16,145,778 shares issued and outstanding, respectively	25,000	16,000
Additional paid-in capital	93,859,000	69,551,000
Accumulated deficit	(71,001,000)	(50,342,000)
Total equity attributable to SRAX, Inc.	22,883,000	19,225,000
Noncontrolling interest	10,610,000	-
Total stockholders’ equity	33,493,000	19,225,000
Total Liabilities and Stockholders’ Equity	$60,315,000	$39,013,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$8,313,000	$2,609,000	$21,432,000	$4,125,000
Cost of revenues	1,804,000	880,000	4,907,000	1,388,000
Gross profit	6,509,000	1,729,000	16,525,000	2,737,000

Operating expenses
Employee related costs	2,853,000	1,689,000	7,996,000	5,406,000
Marketing and selling expenses	2,075,000	809,000	5,105,000	1,631,000
Platform costs	132,000	391,000	350,000	1,181,000
Depreciation and amortization	366,000	333,000	1,122,000	962,000
General and administrative expenses	2,681,000	984,000	6,045,000	3,157,000
Total operating expenses	8,107,000	4,206,000	20,618,000	12,337,000

Loss from operations	(1,598,000)	(2,477,000)	(4,093,000)	(9,600,000)

Other income (expense):
Financing costs	(528,000)	(3,302,000)	(15,958,000)	(5,340,000)
Realized gain on marketable securities	286,000	-	1,096,000	376,000
Unrealized loss on marketable securities	(3,906,000)	(800,000)	(4,784,000)	(660,000)
Realized gain on designated assets	2,000	-	2,000	-
Unrealized loss on designated assets	(134,000)	-	(134,000)	-
Interest income	10,000	-	33,000	-
Other income	1,131,000	8,000	1,145,000	8,000
Change in fair value of preferred stock	134,000	-	134,000	-
Change in fair value of derivative liabilities	-	-	-	321,000
Total other expense	(3,005,000)	(4,094,000)	(18,466,000)	(5,295,000)

Loss before provision for income taxes	(4,603,000)	(6,571,000)	(22,559,000)	(14,895,000)

Provision for income taxes	-	-	-	-
Net loss	(4,603,000)	(6,571,000)	(22,559,000)	(14,895,000)
Net loss attributable to noncontrolling interest	774,000	-	1,900,000	-
Net loss attributable to SRAX, Inc. and subsidiaries	$(3,829,000)	$(6,571,000)	$(20,659,000)	$(14,895,000)

Net loss per share, basic and diluted	$(0.15)	$(0.45)	$(0.91)	$(1.05)

Weighted average shares outstanding – basic and diluted	25,019,645	14,479,519	22,707,446	14,186,721

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2020	16,145,778	$16,000	$69,551,000	$(50,342,000)	$-	$19,225,000
Share based compensation	-	-	253,000	-	-	253,000
Shares issued for cash	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	2,041,551	2,000	3,445,000	-	-	3,447,000
Shares issued for exercise of warrants, net of offering costs	4,945,320	5,000	12,215,000	-	-	12,220,000
Warrants issued as inducement to exercise warrants	-	-	7,737,000	-	-	7,737,000
Acquisition of noncontrolling interest of FVPD	-	-	-	-	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	5,775,000	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	5,775,000	5,775,000
Net loss	-	-	-	(11,090,000)	(854,000)	(11,944,000)
Balance, March 31, 2021	23,186,265	23,000	93,485,000	(61,432,000)	11,486,000	43,562,000
Share based compensation	-	-	253,000	-	-	253,000
Conversion of convertible debt to equity	350,000	-	701,000	-	-	701,000
Shares issued for exercise of warrants, net of offering costs	1,310,198	1,000	3,575,000	-	-	3,576,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	85,000	85,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	85,000	85,000
Net loss	-	-	-	(5,740,000)	(272,000)	(6,012,000)
Balance, June 30, 2021	24,846,463	24,000	98,014,000	(67,172,000)	11,384,000	42,250,000
Share based compensation	-	-	251,000	-	-	251,000
Shares issued for exercise of warrants, net of offering costs	53,668	-	157,000	-	-	157,000
Conversion of convertible debt to equity	730,616	1,000	1,824,000	-	-	1,825,000
Dividends on preferred stock	-	-	(6,387,000)	-	-	(6,387,000)
Net loss	-	-	-	(3,829,000)	(774,000)	(4,603,000)
Balance, September 30, 2021	25,630,747	$25,000	$93,859,000	$(71,001,000)	$10,610,000	$33,493,000

	Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$12,506,000
Share based compensation	-	-	260,000	-	260,000
Relative fair value of warrants issued with notes payable	-	-	83,000	-	83,000
Shares issued for extension agreement	36,700	-	71,000	-	71,000
Net loss	-	-	-	(3,003,000)	(3,003,000)
Balance, March 31, 2020	14,034,152	14,000	48,543,000	(38,640,000)	9,917,000
Share based compensation	-	-	246,000	-	246,000
Reclassification of warrants from liability to equity	-	-	4,076,000	-	4,076,000
Shares issued for debt extinguishment	100,000	-	181,000	-	181,000
Premium on debt extinguishment	-	-	46,000	-	46,000
Beneficial conversion feature	-	-	3,913,000	-	3,913,000
Fair value of warrants issued with notes	-	-	2,889,000	-	2,889,000
Net loss	-	-	-	(5,321,000)	(5,321,000)
Balance, June 30, 2020	14,134,152	14,000	59,894,000	(43,961,000)	15,947,000
Share based compensation	-	-	269,000	-	269,000
Conversion of convertible debt to equity	293,038	-	234,000	-	234,000
Shares issued for the acquisition of LD Micro	1,600,000	2,000	4,262,000	-	4,264,000
Beneficial conversion feature	-	-	2,398,000	-	2,398,000
Relative fair value of warrants issued with notes	-	-	1,359,000	-	1,359,000
Net loss	-	-	-	(6,571,000)	(6,571,000)
Balance, September 30, 2020	16,027,190	$16,000	$68,416,000	$(50,532,000)	$17,900,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2021	2020
Cash Flows From Operating Activities
Net loss	$(22,559,000)	$(14,895,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss from securities held for sale	4,784,000	660,000
Realized gain from securities held for sale	(1,096,000)	(376,000)
Unrealized loss on designated assets	134,000	-
Realized gain on designated assets	(2,000)	-
Forgiveness of payroll protection program loan	(1,116,000)	-
Interest income	(33,000)	-
Fair value of warrants issued by FPVD for SRAX, Inc. debenture holders	885,000	-
Stock based compensation	757,000	917,000
Amortization of debt issue costs	799,000	3,746,000
Loss on extinguishment of debt	-	1,103,000
Recognition of beneficial conversion feature - FPVD series B preferred stock	5,860,000	-
Warrant inducement expense	7,737,000	-
Change in fair value of preferred stock	(134,000)	-
Change in fair value of derivative liabilities	-	(321,000)
Marketable securities received for accounts receivable previously written off	(409,000)	-
Provision for bad debts	104,000	69,000
Depreciation expense	61,000	57,000
Amortization of intangibles	1,061,000	905,000
Net change in right of use asset and liability	(15,000)	(4,000)
Non-cash financing expense	213,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,537,000	(494,000)
Prepaid expenses	(630,000)	372,000
Other current assets	(1,000)	243,000
Accounts payable and accrued expenses	371,000	23,000
Deferred revenue	(16,582,000)	-
Other current liabilities	(396,000)	(1,893,000)
Net Cash Used in Operating Activities	(18,670,000)	(9,888,000)

Cash Flows From Investing Activities
Net cash received from acquisition of FPVD	955,000	-
Acquisition of LD Micro, net of cash acquired	-	(697,000)
Proceeds from the sale of marketable securities	7,144,000	397,000
Purchase of marketable securities	(429,000)	-
Payment for deferred consideration to LD Micro	(3,004,000)	-
Purchase of property and equipment	(97,000)	-
Development of software	(541,000)	(870,000)
Other assets	(33,000)	13,000
Net Cash Provided by (Used) in Investing Activities	3,995,000	(1,157,000)

Cash Flows From Financing Activities
Proceeds from issuance of FPVD series B preferred stock	4,810,000	-
Proceeds from the exercise of warrants	15,953,000	-
Proceeds from issuance of common stock	284,000	-
Proceeds from issuance of OID convertible debentures, less issuance cost	-	11,885,000
Proceeds from the issuance of short-term notes payable, less issuance cost	-	960,000
Repayment of short-term notes payable	-	(100,000)
Proceeds from payroll protection program loan	-	1,084,000
Proceeds from the issuance of notes payable	-	2,130,000
Repayment of notes payable	-	(2,500,000)
Net Cash Provided by Financing Activities	21,047,000	13,459,000

Net increase in Cash	6,372,000	2,414,000
Cash, Beginning of Period	451,000	32,000
Cash, End of Period	$6,823,000	$2,446,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,000	$176,000
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Convertible notes converted into shares	$5,973,000	$-
Fair value of marketable securities received for revenue contracts	$26,564,000	$5,398,000
Designation of marketable securities for dividend distribution	$6,387,000	$-
Dividends on preferred stock	$6,387,000	$-
Vesting of prepaid common stock award	$-	$94,000
Shares issued to settle liability	$-	$181,000
Relative fair value of warrants issued with term loan	$-	$83,000
Derivative liabilities transferred to equity	$-	$4,076,000
Shares of common stock issued for extension agreement	$-	$71,000
Fair value of BCF for debt financings	$-	$6,311,000
Fair value of warrants issued for debt financings	$-	$4,248,000
Premium on debt financings	$-	$46,000
Original issue discount recorded on OID convertible debentures	$-	$1,931,000
Payables converted into convertible notes payable	$-	$234,000
Shares of common stock issued for the acquisition of LD Micro	$-	$4,264,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

SRAX, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021

NOTE 1 – Organization and Basis Of Presentation

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011.

The Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiaries LD Micro, Inc. (“LD Micro”) and SRAX’s majority owned subsidiary Force Protection Video Equipment Corporation (“FPVD”) and FPVD’s wholly owned subsidiary BIG Token, Inc. (“BIGToken”) (See Note 11 – Stockholders’ Equity Noncontrolling Interest). All intercompany transactions have been eliminated.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and nine-month period ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

Reclassifications

Certain balances included in prior year’s financial statements have been reclassified to conform to the nine-month period ended September 30, 2021 presentation.

Liquidity and Capital Resources

In connection with preparing the Condensed Consolidated Financial Statements for the nine months ended September 30, 2021, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts, and obligations and debts. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieve profitable operations on a consolidated basis. In addition, we anticipate BIGToken will continue to generate losses from operations for at least one year and will require significant additional financing until the operations achieve profitability. These factors could create substantial doubt as to the Company’s ability to continue as a going concern for at least one year after the date that our unaudited Condensed Consolidated Financial Statements are issued. However, as a result of the Company’s cash on hand of approximately $6,823,000, accounts receivable of approximately $1,376,000 and marketable securities available for sale of approximately $18,221,000, we believe that any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

We expect that our existing cash and cash equivalents, our accounts receivable and marketable securities as of September 30, 2021, will be sufficient to fund our anticipated level of operations, including our working capital needs, through at least the year-ended December 31, 2022.

Covid-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Net Loss per Share

We use Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share is the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Recent Accounting Pronouncements

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

NOTE 2 – Acquisition

On February 4, 2021 (“Acquisition Date”), the Company completed a share exchange agreement (“Exchange Agreement”) with FVPD (“Reverse Merger”). Pursuant to the Exchange Agreement the Company exchanged 100% of the issued and outstanding shares of BIGToken for 149,562,566,584 shares of FPVD’s common stock and 5,000,000 shares of FPVD’s series A preferred stock. The transaction has been accounted for as a reverse merger or reverse capitalization wherein FVPD is the legal acquirer, but BIGToken is the accounting acquirer. As such, for reporting purpose, as of December 31, 2020, BIGToken’s total shares outstanding were restated to reflect the 149,562,566,584 shares of common stock and 5,000,000 shares of series A preferred stock.

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

See Note 10 - Series B Preferred Stock for the description of the series B preferred Stock.

FPVD was authorized to issue up to 20,000,000 shares of series A preferred stock (“Series A Preferred”), $0.0001 par value, which was redeemable at the option of the holder, with no fixed redemption date. As of the Acquisition Date there were 5,000,000 shares issued and outstanding, all of which were owned by SRAX, Inc.

FPVD was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are not redeemable, but convertible into 1,546,576 shares of common stock for each share of Series C Preferred or 12,864,419,168 shares of common stock. As of the Acquisition Date and September 30, 2021, there were 8,318 shares issued and outstanding.

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

The movement in this account is as follows:

			Convertible
	Balance as of		Debentures
	September 30,	Common	and Preferred
	2021	Stock	Stock
Balances at beginning of year	$8,447,000	$7,764,000	$683,000
Additions	27,016,000	24,546,000	2,470,000
Sale of marketable securities	(6,048,000)	(5,914,000)	(134,000)
Designation for dividend distribution	(6,387,000)	(6,195,000)	(192,000)
Change in fair value	(4,807,000)	(5,245,000)	438,000
Balances at end of period	$18,221,000	$14,956,000	$3,265,000

	Balance as of
	December 31,	Common	Convertible
	2020	Stock	Debentures
Balances at beginning of year	$83,000	$83,000	$–
Additions	8,406,000	7,496,000	910,000
Sale of marketable securities	(916,000)	(916,000)	–
Change in fair value	874,000	1,101,000	(227,000)
Balances at end of year	$8,447,000	$7,764,000	$683,000

The Company’s sales of securities for the nine months ended September 30, 2021, were approximately $7,144,000, with a book basis of approximately $6,048,000 which represented a gain of $1,096,000, which the Company recorded as other income included in the gains from marketable securities.

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

NOTE 4 – Designated Assets For Return of Capital

On August 17, 2021, the Company announced that it will be issuing a one-time dividend consisting of a share of series A preferred stock to shareholders, debenture holders, and certain warrant holders (“Recipients”) as of record on September 20, 2021. The board designated certain of the Company’s marketable securities (“Designated Assets”) to be used when liquidated, as a return of capital to the Recipients. See Note 9 - Series A Preferred Stock for more details.

As of September 30, 2021, Designated Assets consists of the following:

Cash	$20,000
Marketable securities	6,235,000
Balance	$6,255,000

The movement in designated marketable securities is as follows:

Designated assets as of September 20, 2021	$6,387,000
Sale of designated assets	(18,000)
Proceeds from sale of designated assets	20,000
Change in fair value of designated assets	(134,000)
Balances as of September 30, 2021	$6,255,000

The Company’s sale of the designated marketable securities for the nine months ended September 30, 2021, were approximately $20,000, with a book basis of approximately $18,000 which represented a gain of $2,000, which the Company recorded as other income included in the gains from designated assets.

NOTE 5 – Right To Use Asset

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on our Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2021.

We have operating leases for office space. Our leases have remaining lease terms of 2 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of September 30, 2021, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $43,000 and $133,000 for the three and nine months ended September 30, 2021 and $45,000 and $154,000 for the three and nine months ended September 30, 2020, respectively. The following tables summarize the lease expense for the three and six months ended September 30:

Three Months Ended September 30

	2021	2020
Operating lease expense	$41,000	$41,000
Short-term lease expense	2,000	4,000
Total lease expense	$43,000	$45,000

Nine Months Ended September 30

	2021	2020
Operating lease expense	$122,000	$122,000
Short-term lease expense	11,000	32,000
Total lease expense	$133,000	$154,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets as of:

Operating Leases	Consolidated Balance Sheet Caption	September 30, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Right of use asset	$286,000	$366,000

Operating lease liabilities - current	Other current liabilities	$124,000	$109,000
Operating lease liabilities - non-current	Right to use liability - long term	148,000	243,000
Total operating lease liabilities		$272,000	$352,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Unaudited Condensed Consolidated Statement of Operations.

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2021	2.00 years	18%
Operating leases as of December 31, 2020	2.75 years	18%

Future Contractual Lease Payments as of September 30, 2021

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2021 (remaining 3 months)	$41,000
2022	163,000
2023	123,000
Total future lease payments, undiscounted	327,000
Less: Implied interest	(55,000)
Present value of operating lease payments	$272,000

NOTE 6 – Other Current Liabilities

The following table summarizes the composition of other current liabilities presented on our accompanying Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
BIGToken point liability	148,000	452,000
Operating lease liabilities - current	124,000	109,000
Other current liabilities	197,000	3,308,000
Total other current liabilities	$469,000	$3,869,000

During the nine months ended September 30, 2021, the Company made $3,004,000 in deferred contractual payments related to the LD Micro acquisition.

NOTE 7 – Deferred Revenue

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion, if any, is recorded as long-term deferred revenue. As of September 30, 2021, deferred revenue was $14,824,000, as compared to $4,842,000 as of December 31, 2020.

NOTE 8 – OID Convertible Debentures

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

On February 21, 2021, the Company conducted an inducement offering whereby the warrant holders were given the right to exercise the existing warrants in exchange for replacement warrants. As a result of the inducement, 4,545,440 Warrants were exercised resulting in net proceeds of $11,022,000. See Note 11 – Stockholders’ Equity.

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

During the nine months ended September 30, 2021, certain Debenture holders converted $8,388,000 of principal into 3,122,167 shares of the Company’s class A common stock shares. As a result of these conversions, the Company reduced the principal balance by approximately $8,388,000 and reduced the debt discount by approximately $2,415,000 for a net book value of $5,973,000, which was transferred to additional paid-in capital.

The table below summarizes the OID convertible debenture balances for the nine months ended September 30, 2021:

	Principal	Debt discount	Net book value
Balances at beginning of year	$9,386,000	$(3,370,000)	$6,016,000
Additions	213,000	–	213,000
Conversion	(8,388,000)	2,415,000	(5,973,000)
Amortization	–	799,000	799,000
Total	$1,211,000	$(156,000)	$1,055,000

During the three and nine months period ended September 30, 2021, the Company recognized amortization expense of $113,000 and $799,000, respectively.

During the nine months ended September 30, 2021, the holders of the remaining Debentures notified the Company of their election to defer the inception of amortization payments due under the Debentures until June 30, 2022. As a result of their election, the holders are entitled to a 5% increase of their then current principal balance as a fee. The Company recorded this fee as a financing cost during the nine months ended September 30, 2021.

As of September 30, 2021, the Company has classified the Debentures as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

NOTE 9 – Series A Preferred Stock

On August 17, 2021, the Company announced that it will be issuing a one-time dividend consisting of a share of series A preferred stock (“Preferred Stock”) to certain Qualified Recipients (as defined below) on a 1-for-1 as converted to common stock basis (the “Dividend”). The record date for the Dividend is September 20, 2021 (the “Record Date”). The preferred stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain securities of issuers that the Company received through its Sequire Platform services.

On September 20, 2021, the Company filed a certificate of designation (the “COD”) of preferences, rights, and limitations of Series A Non-Voting Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of Delaware. Pursuant to the COD, the Company is authorized to issue up to 36,412,417 shares of Series A Preferred Stock (the “Dividend Shares”).

As of the Record Date, the following holders of securities were entitled to receive the Dividend (collectively, the “Qualified Recipients):

i.	each outstanding share of Class A common stock (the “Common Stock”), of which 25,160,504 shares were issued and outstanding,
ii.	each share of Common Stock underlying outstanding common stock purchase warrants containing a contractual right to receive the Dividend (“Warrants”) of which, 10,327,645 were outstanding, and
iii.	each original issue discount senior convertible debenture (the “Debentures”) issued on June 30, 2021, containing a contractual right to receive the Dividend on an as converted to Common Stock basis, of which $2,486,275 of Debentures were outstanding in principal and interest, convertible into 924,268 shares of Common Stock.

Accordingly, the Company issued 36,412,417 shares of Series A Preferred Stock to the Qualified Recipients on an as converted to Common Stock basis. The Dividend was delivered on September 27, 2021.

The Company’s management has evaluated the Preferred Stock in accordance with ASC 480 – Distinguishing Liabilities from Equity. Management has determined that the cancellation clause of the Preferred Stock deemed it to be mandatorily redeemable and should be classified as a liability.

NOTE 10 – Stockholders’ Equity

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

During the nine months ended September 30, 2021, the Company: (i) received cash of approximately $4,774,000, (ii) cancelled 349,197 warrants (as a result of cashless exercises) and (iii) issued an aggregate of 1,710,078 shares of Common Stock, in connection with the exercise of outstanding warrants.

In total the Company issued a total of 6,309,186 shares of common stock, for the exercise of warrants, with net proceeds of $15,953,000.

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	12,585,283	$2.94	1.74	$4,460,008
Granted	4,545,440	7.5	0.75	–
Exercised	(4,973,886)	3.07	2.06	–
Forfeited	–	–	–	–
Outstanding — March 31, 2021	12,156,837	$4.84	2.01	$16,019,415
Vested and exercisable — March 31, 2021	11,856,837	4.84	1.96	16,019,415
Unvested and non-exercisable - March 31, 2021	300,000	4.75	3.12	–
Outstanding — March 31, 2021	12,156,837	$4.84	2.01	$–
Granted	–	–	–	–
Exercised	(1,630,829)	3.17	2.23	–
Forfeited	–	–	–	–
Outstanding — June 30, 2021	10,526,008	$5.07	1.99	$–
Vested and exercisable — June 30, 2021	10,226,008	5.09	1.88	–
Unvested and non-exercisable – June 30, 2021	300,000	4.75	3.87	–
Outstanding — June 30, 2021	10,525,917	$5.07	2.01	$–
Granted	–	–	–	–
Exercised	(25,001)	3.15	2.47	–
Forfeited	–	–	–	–	,
Outstanding — September 30, 2021	10,500,916	$5.09	2.34	$12,568,206
Vested and exercisable — September 30, 2021	10,200,916	5.08	2.27	12,568,206
Unvested and non-exercisable – September 30, 2021	300,000	4.75	2.62	–

As part of the Company’s Convertible Debenture offering in June 2020 (as described in Note 8 – OID Convertible Debentures), the Company negotiated the ability to release the BIGToken business, as security for the OID Convertible Debentures, for the purposes of selling BIGToken. As consideration for the release, the Company agreed to require the purchaser of BIGToken to issue warrants in the new entity. The warrants were to represent 13% of the new entities issued and outstanding on a fully diluted basis upon closing. As disclosed in Note 2– Acquisitions, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

Common Stock Repurchases and Issuances

In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our Class A Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 million as of September 30, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

During the nine months ended September 30, 2021, the Company sold 53,616 shares of common stock, resulting in proceeds of approximately $284,000, through sales under its At the Market (ATM) offering.

Stock Based Compensation

During the Quarter ended September 30, 2021, the Company did not issue any new stock-based awards. Stock based compensation expense for the three and nine months ended September 30, 2021, was $251,000 and $757,000 respectively.

Noncontrolling Interest

As disclosed in Note 2 – Acquisition, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021. Since this was treated as a reverse merger, the transaction created a noncontrolling interest in FPVD. As a result, 8,682,368,578 shares were issued to noncontrolling parties, which was approximately 5.07% of the issued and outstanding shares at the date of the merger. Also, 8,318 shares of Series C Preferred were issued, which were convertible into 12,864,419,168 shares of common stock, or 7.52% of the issued and outstanding shares on the date of the merger. Since the Series C Preferred stock was convertible with no liquidation rights or other preferences, the 12,864,419,168 issuable shares were added to the calculation of the noncontrolling interest. As of the Acquisition Date and September 30, 2021, the noncontrolling interest was calculated to be approximately 13.00% and 37.60%, respectively. Transactions relating to the noncontrolling interest for the nine months ended September 30, 2021 are summarized as follows:

Net book value of FPVD	$(95,000)
Warrants issued by FPVD for SRAX, Inc. debenture holders	885,000
Series B convertible preferred stock issued by FPVD	5,860,000
Beneficial conversion feature FPVD series B convertible preferred stock	5,860,000
Net loss attributable to noncontrolling interest	(1,900,000)
$10,610,000

The increase in the noncontrolling interest from approximately 13.00% to 37.60 % is the result of the issuance of FPVD Series B Preferred stock during the six months ended June 30, 2021.

NOTE 11 – Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the OTC Pink sheets, debentures convertible into common stock and preferred stock convertible into common stock to be fair valued with Level 2 inputs. The Company had the following financial assets of September 30, 2021 and December 31, 2020:

		Quoted Prices	Significant
	Balance as of	in Active Markets for	Other Observable	Significant Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$18,221,000	$8,144,000	$10,077,000	$—
Designated assets	6,235,000	2,785,000	3,450,000	—
Total assets	$24,456,000	$10,929,000	$13,527,000	$—

		Quoted Prices	Significant
	Balance as of	in Active Markets for	Other Observable	Significant Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$8,447,000	$7,764,000	$683,000	$—
Total assets	$8,447,000	$7,764,000	$683,000	$—

NOTE 12 – Segment Reporting

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

	For the Three Months Ended September 30,
	SEQUIRE		BIGToken		Corporate and Other		2021	Consolidated
	2021	2020	2021	2020	2021	2020	Eliminations	2021	2020
Sequire platform revenue	$7,548,000	$1,956,000	$–	$–	$–	$–	$–	$7,548,000	$1,956,000
Conference revenue	-	–	–	–	–	–	–	-	–
Consumer Media / Data	–	–	765,000	576,000	–	–	–	765,000	576,000
Other	–	–	–	–	127,000	77,000	(127,000)	-	77,000
Total Revenue	7,548,000	1,956,000	765,000	576,000	127,000	77,000	(127,000)	8,313,000	2,609,000

Cost of Revenue	1,428,000	650,000	207,000	229,000	169,000	1,000	–	1,804,000	880,000
Gross profit	$6,120,000	$1,306,000	$558,000	$347,000	$(42,000)	$76,000	$(127,000)	$6,509,000	$1,729,000

	For the Nine Months Ended September 30,
	SEQUIRE		BIGToken		Corporate and Other		2021	Consolidated
	2021	2020	2021	2020	2021	2020	Eliminations	2021	2020
Sequire platform revenue	$18,538,000	$2,808,000	$–	$–	$–	$–	$–	$18,538,000	$2,808,000
Conference revenue	390,000	–	–	–	–	–	–	390,000	–
Consumer Media / Data	–	–	2,469,000	1,146,000	–	–	-	2,469,000	1,146,000
Other	–	–	–	–	822,000	171,000	(787,000)	35,000	171,000
Total Revenue	18,928,000	2,808,000	2,469,000	1,146,000	822,000	171,000	(787,000)	21,432,000	4,125,000

Cost of Revenue	3,961,000	896,000	715,000	491,000	231,000	1,000	–	4,907,000	1,388,000
Gross profit	$14,967,000	$1,912,000	$1,754,000	$655,000	$591,000	$170,000	$(787,000)	$16,525,000	$2,737,000

Revenue Disaggregation

The following table breaks out the revenue types for Sequire and BIGToken for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended		Change
	September 30,		September 30,		Three Months		Nine Months
	2021	2020	2021	2020	Dollar	Percentage	Dollar	Percentage
Sequire platform revenue	$7,548,000	$1,956,000	$18,538,000	$2,808,000	$5,592,000	286%	$15,730,000	276%
Conference revenue	-	–	390,000	–	-	n/a	390,000	n/a
Sequire revenues	7,548,000	1,956,000	18,928,000	2,808,000	5,592,000	286%	16,120,000	574%

BIGtoken & Media vertical revenues	765,000	576,000	2,469,000	1,146,000	189,000	33%	1,323,000	115%

Other revenues	-	77,000	35,000	171,000	(77,000)	-100%	(136,000)	-80%

Total revenues	$8,313,000	$2,609,000	$21,432,000	$4,125,000	$5,704,000	219%	$17,307,000	420%

As of September 30, 2021 and December 31, 2020, deferred revenue was approximately $14,824,000 and $4,842,000, respectively.

NOTE 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following are the events after the reporting period:

Issuance of Common Stock

Subsequent to September 30, 2021, the Company issued 518,285 shares of its common stock for the exercise of warrants.

FPVD merger with BritePool

On September 27, 2021, our majority owned subsidiary FPVD announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BritePool, Inc., a Delaware corporation (“BritePool”), FPVD Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and certain other parties. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into BritePool (the “Merger”), with BritePool surviving the Merger as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Company anticipates that the Merger will close during the fourth quarter of 2021 subject to certain closing conditions.

Upon the closing of the Merger:

(a)	Each share of BritePool’s Class A and Class B common stock (“BritePool Common Stock”) outstanding immediately prior to the Effective Time, other than certain excluded shares, will be automatically converted solely into the right to receive a number of shares of the Company’s common stock (“Company Common Stock”) equal to the Exchange Ratio defined below (with fractional shares rounded up or down to the nearest whole number).

(b)	Each option to purchase shares of BritePool Common Stock (each, a “BritePool Option”) that is outstanding and unexercised immediately prior to the Effective Time will be converted into and become an option to purchase shares of Company Common Stock (the “Assumed Options”). The number of shares of Company Common Stock subject to each Assumed Option will be determined by multiplying (i) the number of shares of BritePool Common Stock that were subject to such BritePool Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares, and the per share exercise price for the Company Common Stock issuable upon exercise of each Assumed Option will be determined by dividing (A) the per share exercise price of such BritePool Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest one ten millionth of a cent ($0.0000001). Any restriction on the exercise of any BritePool Option will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such BritePool Option will otherwise remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Executive Overview

Our key operating metrics and financial results for the third quarter of 2021 are as follows:

Sequire platform growth:

●	Sequire subscribers of 250 as of November 14, 2021, up from 225 as of August 14, 2021

●	Sequire bookings of $12.5M as of November 14, 2021 for Q4 2021. Projection of an additional $4M during the 4th quarter, bringing the total bookings projections in Q4 to $16.5M

●	Over of 5 million investors within Sequire platform.

Financial results:

●	Revenue was $8,313,000, up approximately 218.6% and 8.3% year-over-year and versus prior quarter, respectively.
●	Cash, cash equivalents and marketable securities were $25,044,000 as of September 30, 2021.

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

Business Focus

During the past three quarters of 2021, we have continued to focus on: (i) the continued growth of our Sequire platform user base and (ii) the expansion of the LD micro events and offerings.

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

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and marketable securities totaled approximately $25,044,000 and $8,898,000 as of September 30, 2021 and December 31, 2020. They consist predominantly of debt and equity securities, diversified among industries and individual issuers. The investments are all U.S. dollar-denominated securities, but also include foreign issuer securities to diversify risk. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. In addition, we had $1,500,000 of unused amounts available under a credit facility as of September 30, 2021. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Liquidity and Capital Resources

We expect to continue to generate net positive operating income and cash flows from our Sequire business and we have done for the past three quarters. Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2021, including to repay our remaining debt obligations. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, sales of our marketable securities, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of Sequire.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. Finally, we continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing debt facilities. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early or repurchase our common stock through our Stock buy-back program.

A substantial source of our cash from operations and investing activities is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of our Sequire contracts, which will be recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $14,824,000, all of which is classified as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Common Stock Repurchases and Issuances.

In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our Class A Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 million as of September 30, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

In May 2020, we entered into an at-the-market Sales Agreement with B. Riley FBR, Inc. (“ATM”). Pursuant to the terms of the ATM, we may issue and sell up to $3,150,000 of our Common Stock, from time to time, through our B. Riley FBR, Inc. During the nine months ended September 30, 2021, we sold 53,616 shares of Common Stock at a weighted average sales price of $5.62 and received net proceeds from such sales of $284,000. To date we have sold an aggregate of $302,000 of securities pursuant to our ATM and have future availability of $2,848,000.

Material Cash Requirements

Dividend of Series A Preferred Stock

On September 20, 2021, we issued a one-time distribution consisting of a preferred stock to certain holders of our common stock, certain debenture and warrant holders (“Qualified Recipients”), on a 1-for-1 as converted to common stock basis. The preferred stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain securities of issuers that the Company received through its Sequire Platform for services (“Designated Assets”).

The securities and cash that underly the Designated Assets had a market value of $6,255,000 as of September 30, 2021.

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

Results of operations

Selected Segment Financial Data

Quarter Ended September 30, 2021, compared to quarter ended September 30, 2020 (in $’s )

	For the Three Months Ended September 30, ( Unaudited)
	Sequire				BIGToken				Corporate and Other				Eliminations				Consolidated
	2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change
			$	%			$	%			$	%			$	%			$	%
Sequire platform revenue	7,548,000	1,956,000	5,592,000	286%	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	7,548,000	$1,956,000	5,592,000	286%
Conference revenue	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	-	$-	-	n/a
BIGtoken revenue	-	-	-	n/a	765,000	576,000	189,000	33%	-	-	-	n/a	-	-	-	n/a	765,000	$576,000	189,000	33%
Other	-	-	-	n/a	-	-	-	n/a	127,000	77,000	50,000	65%	(127,000)	-	(127,000)	n/a	-	$77,000	(77,000)	-100%
Total Revenue	7,548,000	1,956,000	5,592,000	286%	765,000	576,000	189,000	33%	127,000	77,000	50,000	65%	(127,000)	-	(127,000)	n/a	8,313,000	2,609,000	5,704,000	219%

Cost of Revenue	1,428,000	650,000	778,000	120%	207,000	229,000	(22,000)	-10%	169,000	1,000	168,000	16800%	0	0	-	n/a	1,804,000	$880,000	924,000	105%
Gross profit	6,120,000	1,306,000	4,814,000	369%	558,000	347,000	211,000	61%	-42,000	76,000	(118,000)	-155%	-127,000	0	(127,000)	n/a	6,509,000	1,729,000	4,780,000	276%
margin %	81.1%	66.8%	86%		72.9%	60.2%	112%		-33.1%	98.7%	-236.0%		100.0%	n/a			78.3%	66.3%

Operating expenses	2,955,000	1,128,000	1,827,000	162%	2,617,000	1,140,000	1,477,000	130%	2,661,000	1,938,000	723,000	37%	(127,000)	0	(127,000)	n/a	8,106,000	$4,206,000	3,900,000	93%

Operating Income	$3,165,000	178,000	2,987,000	n/m	-2,059,000	(793,000)	(1,266,000)	160%	-2,703,000	-1,862,000	(841,000)	45%	0	0	-	n/a	-1,597,000	-2,477,000	880,000	-36%

Nine months ended September 30, 2021, compared to nine months ended September 30, 2020

	For the Nine Months Ended September 30,
	Sequire				BIGToken				Corporate and Other				Eliminations				Consolidated
	2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change		2021	2020	2021 vs. 2020 Change
			$	%			$	%			$	n/a			$	%			$	%
Sequire platform revenue	18,538,000	2,808,000	15,730,000	560%	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	18,538,000	$2,808,000	15,730,000	560%
Conference revenue	390,000	-	390,000	n/a	-	-	-	n/a	-	-	-	n/a	-	-	-	n/a	390,000	$-	390,000	n/a
BIGtoken revenue	-	-	-	n/a	2,469,000	1,146,000	1,323,000	115%	-	-	-	n/a	-	-	-	n/a	2,469,000	$1,146,000	1,323,000	115%
Other	-	-	-	n/a	-	-	-	n/a	822,000	171,000	651,000	381%	(787,000)	-	(787,000)	n/a	35,000	$171,000	(136,000)	-80%
Total Revenue	18,928,000	2,808,000	16,120,000	574%	2,469,000	1,146,000	1,323,000	115%	822,000	171,000	651,000	381%	(787,000)	-	(787,000)	n/a	21,432,000	4,125,000	17,307,000	420%

Cost of Revenue	3,961,000	896,000	3,065,000	342%	715,000	491,000	224,000	46%	231,000	1,000	230,000	23000%	0	0	-	n/a	4,907,000	$1,388,000	3,519,000	254%
Gross profit	14,967,000	1,912,000	13,055,000	683%	1,754,000	655,000	1,099,000	168%	591,000	170,000	421,000	248%	-787,000	0	(787,000)	n/a	16,525,000	2,737,000	13,788,000	504%
margin %	79.1%	68.1%	81%		71.0%	57.2%	83%		71.9%	99.4%	65%		100.0%	n/a			77.1%	66.4%

Operating expenses	7,470,000	1,934,000	5,536,000	286%	7,319,000	4,490,000	2,829,000	63%	6,615,000	5,913,000	702,000	12%	(787,000)	0	(787,000)	n/a	20,617,000	$12,337,000	8,280,000	67%

Operating Income	$7,497,000	(22,000)	7,519,000	-34177%	(5,565,000)	(3,835,000)	(1,730,000)	45%	(6,024,000)	(5,743,000)	(281,000)	5%	0	0	-	n/a	-4,092,000	-9,600,000	5,508,000	-57%

2020 was the first full year of operations for our Sequire business. During the three months ended September 30, 2021, our customer base grew to approximately 246 subscribers. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

During the third quarter of 2020, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the past year we have successfully hosted virtual conferences leveraging Sequire’s platform technology to execute these events.

Sequire revenues

Sequire revenues for the three and nine month period ended September 30, 2021 increased to approximately $7,500,000 and $18,900,000 compared to approximately $2,000,000 and $2,808,000 for the comparable periods of 2020. Sequire’s continued growth was primarily driven by the growth of the services provided to issuers through the Sequire platform. During the quarter ended September 30, 2021, the Company closed sales with total contract value of approximating $8,900,000.

Sequire Profit Margin

Sequire’s costs of revenue consist primarily of media acquired from third parties to fulfill the advertising components of our revenues. Sequire’s profit margin for three and nine month period ended September 30, 2021 was 81.1% and 79.1%, respectively.

Sequire Operating Expenses

Sequire’s operating expenses for the three and nine month period ended September 30, 2021 were approximately $3,000,000 and $7,500,000, respectively compared to approximately $1,100,000 and $1,900,000 for the comparable periods of 2020.

Operating expenses consisted of the following:

Employee Related Costs. These are the costs we incur to employ our staff. Employee related costs increased to $1,100,000 and $3,000,000 during the three and nine month periods ended September 30, 2021 compared to $522,000 and $1,100,000 for the comparable periods of 2020. The increase is primarily the result of an increase in staffing expenses due to an increase in the number of employees in all departments of the business to support the growth in operations during the year. We expect these expenses to continue to increase in absolute dollars as revenue increases.

Platform costs. Consist of the technology and content hosting. Platform costs for the three and nine month periods ended September 30, 2021 were $22,000 and $41,000. These costs were negligible in the prior year. We expect these costs to continue to increase in absolute dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products and third-party services and selling costs. Marketing, data services and sales for the three and nine month periods ended September 30, 2021 were $1,500,000 and $3,700,000 compared to $498,000 and $607,000 for the comparable periods of 2020. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the three and nine month periods ended September 30, 2021 depreciation and amortization was $71,000 and $205,000 compared to $37,000 and $94,000 for the comparable periods of 2020. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

General and administrative. General and administrative expense consists primarily of, information technology, professional fees, IT and facility overhead. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense. For the three months and nine month periods ended September 30, 2021 general and administrative expenses were $235,000 and $608,000 as compared to $49,000 and $74,000 for the comparable periods of 2020.

BIGToken revenues

Our revenues for the three-month period ended September 30, 2021, increased to $765,000 from $576,000 in the comparable period in 2020, a 33% increase. Revenues for the none-month period ended September 30, 2021, increased to $2,469,000 from $1,146,000 in the comparable period in 2020, a 115% increase. These increases are primarily driven by the increased adoption by large advertising clients of the Company’s media sales services.

BIGtoken Profit Margin

Our costs of revenue consisted of media acquired from third parties to fulfill the media and advertising components of our revenues, as well as data partners. Our profit margin for the three-month period-ended September 30, 2021, increased to 73% as compared to 60% in 2020. Our profit margin for the six-month period-ended September 30, 2021, increased to 71% as compared to 57% in 2020. The increase is driven by optimized usage of third-party services.

BIGtoken Operating Expenses

Our operating costs for the three-month period ended September 30, 2021, increased to $2,617,000, or by 42%, as compared to $1,837,000 for the comparable period in 2020. Our operating costs for the nine-month period-ended September 30, 2021, decreased to $7,319,000, or by 3% as, compared to $7,506,000 for the comparable period in 2020. The overall decrease in operating expenses were attributable to the following: to the reductions in staffing related and other general administrative expenses attributable to our legacy media verticals, and the reduction of our BIGtoken point liability. We experienced an increase in professional fees for legal and other services related to our February 2021 share exchange transaction, capital fundraising, and the recently announced merger aggregating to $1,100,000 and employment of several consultants.

Employee related costs. For the three-month period ended September 30, 2021, employee related costs increased to $947,000 from $554,000 in the prior year period, representing an increase of $393,000, or approximately 71%. For the nine-month period ended September 30, 2021, employee related costs decreased to $2,649,000 from $3,630,000 in the prior year period, representing a decrease of 27%. The decrease is primarily due to a reduction in overhead related expenses from SRAX and employment of consultants.

Marketing and selling expenses. For the three-month period-ended September 30, 2021, marketing and expenses increased to $372,000 from $261,000 in the prior year period, representing an increase of $111,000, or approximately 43%. For the nine-month period ended September 30, 2021, marketing and selling expenses increased to $861,000 from $725,000 in the prior year period, representing an increase of 19%. While we optimized our marketing personnel, we increased our user acquisition expense and our payments to users grew as result of increased user engagement.

Platform costs. For the three-month period-ended September 30, 2021, platform costs decreased to $78,000 from $592,000 in the prior year period, representing a decrease of $514,000, or approximately 87%. For the nine-month period ended September 30, 2021, platform costs decreased to $245,000 from $844,000 in the prior year period, representing a decrease of 71%. As user engagement grows our technology costs for hosting our platform increases. Going forward, we expect these costs to grow as our user database does but expect that they continue to decrease as a percentage of our revenues.

General and administrative. For the three-month period-ended September 30, 2021, general and administrative expenses increased to $1,089,000 from $222,000 in the prior year period, representing an increase of $867,000, or approximately 390%. For the nine-month period ended September 30, 2021, general and administrative expenses increased to $3,152,000 from $1,593,000 in the prior year period, representing an increase of 98%. We experienced an increase in professional fees for legal and other services related to our February 2021 share exchange transaction, capital fundraising, and the recently announced merger aggregating to $1,100,000 and employment of several consultants.

Corporate and Other Operating Expenses

Corporate and Other Operating expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were approximately $2,700,000 and $6,600,000 million for the three and nine months ended September 30, 2021, as compared to $1,900,000 and $5,900,000 for the same periods in 2020. The increase in expense for the three-month period is driven by an increase in corporate employee and staffing related expenses to support the growth of the Company and continued support for the BIGToken operations.

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. However, we also expect our general and administrative expense to decrease as a percentage of our revenues as revenues increase.

The following table presents working capital as of September 30, 2021 and December 31, 2020:

	2021	2020

Cash, cash equivalents and marketable securities	$25,044,000	$8,898,000

Working capital	$7,130,000	$(7,162,000)

Cash flows from operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and our users through point redemptions, others for a wide range of services. Cash flows used in operating activities increased by $8,800,000 during the nine months ended September 30, 2021, primarily driven by an increase in operating expenses and costs of revenues, partially offset by increases in cash receipts and revenues.

The Company expects to continue to use cash in excess of receipts generated from operations for the foreseeable future due to the substantial portion of the Company’s sales paid for in marketable securities of our customers. The Company classifies sales of marketable securities received from our customers for the payment of our services as investing activities.

Cash flows from investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the nine months ended September 30, 2021, net cash provided by investing activities was $4,000,000 as compared to net cash used of $1,200,000 for the nine months ended September 30, 2020. Expenditures for software development were $541,000 and $870,000 for the nine months ended September 30, 2021, and 2020, respectively. Deferred payments related to our acquisition of LD Micro during the nine months ended September 30, 2021, were $3,000,000. During the nine months ended September 30, 2021, the Company generated $7,100,000 from the sale of marketable securities and purchased $400,000 of marketable securities.

Cash flows from financing activities

During the nine months ended September 30, 2021, we generated net cash provided by financing activities of $21,000,000. During the nine months ended September 30, 2020, cash provided by financing activities was $13,500,000. These proceeds consisted of the following:

	2021	2020

Proceeds from warrant exercises	$15,953,000	$-
Sale of Common stock	284,000	-
Subsidiary sale of Preferred shares	4,810,000	-
Proceeds from the issuance of notes payable	-	12,374,000
Proceeds from payroll protection program	-	1,084,000

Total	21,047,000	13,358,000

Employees and Human Capital Resources

As of September 30, 2021, we had 158 full-time employees. 7 are engaged in executive management such as our Chief Executive Officer, 100 in information technology including those participating in our research and development efforts, 27 in sales and marketing, 16 in integration and customer support and 8 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the year-ended December 31, 2020 and 2019, we reported losses from operations $11,597,000 and $17,858,000, and accumulated deficit of $50,342,000 and $35,637,000, respectively. Additionally, for the nine months ended September 30, 2021 and 2020, we recorded losses from operations of $4,093,000 and $9,600,000. Our future success depends on our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we significantly increase our revenues in future periods, the rapid growth may strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to successfully increase our revenues, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 Consolidated Financial Statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our cash position on September 30, 2021, was $6,823,000. Based upon our cash position, other resources, operating plan and anticipated revenues, management anticipates that is has sufficient cash and short-term assets to fund the company’s operating through at least 2022. Accordingly, management feels they have alleviated the concerns contained in our audit report regarding the company’s ability to continue as a going concern.

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

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures. Pursuant to the terms of the debentures (subject to two (2) additional deferrals of six (6) months each in exchange for increased principal added to the Debentures), we will be required to begin making amortization payments on the debentures beginning on June 30, 2022. Payment of the debentures is secured by substantially all the assets and the intellectual property of the Company. Although we have recently achieved profitability, we may not be able to generate sufficient cash flow to repay the debentures as they come due. As of September 30, 2021, the outstanding balance of the debentures was approximately $1.1 million. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required amortization payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures, we would be in default, which would permit the holders of the debentures to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of September 30, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict our ability to collect, process, use, transfer and pool data collected from and about consumers and devices. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Various U.S. and foreign governments, self-regulatory bodies and public advocacy groups have called for new regulations specifically directed at the digital advertising industry, and we expect to see an increase in legislation, regulation and self-regulation in this area. The legal, regulatory and judicial environment we face around privacy and other matters is constantly evolving and can be subject to significant change. Additionally, the interpretation and application of data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Legislative and regulatory authorities around the world may decide to enact additional legislation or regulations, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. Similarly, clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant incremental management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, including our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether or not such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. We make reasonable efforts to enforce such representations and contractual requirements, but we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

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

Risks Related to LD Micro

LD Micro operates in a business segment that has been negatively affected by the COVID-19 pandemic.

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

On February 4, 2021, we completed the divestiture of our wholly owned subsidiary, BIGToken, Inc. pursuant to the terms of our share exchange agreement entered into on September 30, 2020. As a result of the transaction, we were issued 149,562,566,534 shares of FPVD common stock which represents approximately 66% of FPVD’s voting power as of September 30, 2021. As a result, we are required by GAAP to consolidated FPVD’s financial statements with ours. As a result of market conditions, FPVD has an implied market value of approximately $1.6 billion as of September 30, 2021. As a result of this valuation, FPVD may incur significant non-cash expenses related to charges associated with its financial instruments, which we will be required to consolidate into our Condensed Consolidated Financial Statements. Additionally, we may have to expend significant human capital to assist FPVD in its operations which could detract from management’s ability to focus on our business.

FPVD has a history of operating losses and there are no assurances it will report profitable operations in the foreseeable future, which may impact the value of our FPVD Common Stock.

FPVD has a history of operating losses and will require substantial additional financing in order to execute on its business plan. There is no assurances that FPVD will be able to continue its operations, or ever achieve profitability, both of which may impact that value of our FPVD common stock. For the year-ended December 31, 2020, FPVD reported losses from operations and an accumulated deficit of $8,581,000 and $36,571,000 respectively. Additionally, for the 9 months ended September 30, 2021 and 2020, FPVD recorded losses from operations of $2,059,000 and $1,490,000 and accumulated deficit of $47,976,000 as of September 30, 2021. FPVD’s future success depends upon its ability to continue to grow its revenues, contain its operating expenses and generate profits. FPVD does not have any long-term agreements with its customers. There are no assurances that FPVD will be able to increase revenues and cash flow to a level which supports profitable operations. FPVD may continue to incur losses in future periods until such time, if ever, as FPVD is successful in significantly increasing its revenues and cash flow beyond what is necessary to fund its ongoing operations and pay its obligations as they become due. If FPVD is unable to significantly increase its revenues in future periods, the rapid growth which FPVD is pursuing will strain the organization and it may encounter difficulties in maintaining the quality of its operations. If FPVD is not able to grow successfully or continue as a going concern, or able to continue its operations it would materially impact the value of the shares of FPVD common stock that we own,

FPVD has a limited number of employees and depends highly on SRAX’s employees and management to provide services under the Transition Services Agreement.

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

We are a party to an at-the-market sales agreement or ATM, pursuant to which we are able to sell our Common Stock directly into the market. Currently, we would be required to use the proceeds to pay for the redemption of our outstanding debentures, subject to certain amounts as more fully set forth in the debentures. If we are required to sell a substantial number of shares, or the public perceives that these sales may occur, it could cause the market price of our Common Stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities.

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

Subject to certain limitations contained in the ATM and compliance with applicable law, we and the sales agent may mutually agree to sell shares of our Common Stock at any time. The number of shares that are sold by the sales agent after agreement on the terms of the transaction will fluctuate based on the market price of the shares of our Common Stock during the sales period and limits we set with our Sales Agent. Because the price per share of each share sold will fluctuate based on the market price of our shares of Common Stock during the sales period, it is not possible to predict the number of shares that will ultimately be issued.

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

The market price of our Common Stock may be volatile.

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

The trading price of the shares of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

●	the success of competitive products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;

●	the level of expenses;

●	actual or anticipated changes in estimates to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Common Stock by us, our insiders or our other stockholders;

●	additional issuances of securities upon the exercise of outstanding options and warrants;

●	market conditions in the technology sectors; and

●	general economic, industry and market conditions.

In addition, the stock market in general, and advertising technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. The realization of any of these risks could have a dramatic and material adverse impact on the market price of the shares of our Common Stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of the shares of our Common Stock may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. To the extent that any claims or suits are brought against us and successfully concluded, we could be materially adversely affected, jeopardizing our ability to operate successfully. Furthermore, our human and capital resources could be adversely affected by the need to defend any such actions, even if we are ultimately successful in our defense.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We have previously provided, and may provide in the future, public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties. Our actual results may not always be in line with or exceed the guidance we have provided. For example, in the past, we have missed guidance a number of times. If our financial results for a particular period do not meet our guidance or if we reduce our guidance for future periods, the market price of our Common Stock may decline.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock and trading volume could decline.

The trading market for our shares of our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A small number of securities and industry analysts currently publish research regarding our Company on a limited basis. In the event that one or more of the securities or industry analysts who have initiated coverage downgrade our securities or publish inaccurate or unfavourable research about our business, the price of our shares of Common Stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of Common Stock and trading volume to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchases of our Class A Common Stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)(b)

July 1, 2021 – September 30, 2021.	—	—	—	$10,000,000
Total	—	—	0

(a)	In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our Class A Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 million as of September 30, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(b)	As of November 12, 2021, we have not repurchased any of our shares pursuant to the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

On August 4, 2021, pursuant to a recommendation by the Compensation Committee, the Board declared a one-time bonus payment of $15,000 to all non-employee directors. As a result, the Company paid an aggregate of $60,000 in bonuses.

On October 29, 2021, the Company’s Compensation Committee amended the Company’s non-employee director compensation policy. Effective January 1, 2022, non-employee directors will be entitled to cash compensation of:

●	Annual base compensation for serving on our Board of $30,000; and
●	Additional Annual Committee Compensation of:
○	Audit Committee
▪	Chair — $14,000
▪	Member — $7,500
○	Compensation Committee
▪	Chair — $10,000
▪	Member - $5,000
○	Nomination and Governance Committee
▪	Chair — $7,500
▪	Member — $3,000

Cash compensation will be paid quarterly over the year.

In addition, each director will be entitled to receive an annual stock option grant equal to $100,000. The number of options will be determined using the Black Scholes option pricing model. The options will vest quarterly over the grant year and have a term of seven years.

ITEM 6. EXHIBITS.

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Designation of Series 1 Preferred Stock		8-K	3.4	000-54996	8/22/13
3.05(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.06(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.07(i)	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17

4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan	1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan	S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17

10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.24	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.	8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020	8-K	10.04	001-37916	9/11/20

10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

November 15, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 15, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

