Form 10-K
period 2021-12-31
SRAX, Inc.
filed 2022-10-12
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215,

Westlake Village, CA 91361

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (323) 694-9800

Securities registered under Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	SRAX	Nasdaq Global Market

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $121,972,024 based on the closing price of $5.44 on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,315,178 shares of Class A common stock are outstanding as of October 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, and reference to “LD Micro” refers to the Company’s wholly owned subsidiary, LD Micro, Inc. and the assets used in its operations. Any reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. BIGToken was divested pursuant to a share exchange agreement that closed on February 4, 2021.

Any reference to “common share” or “common stock,” refers to our $0.001 par value Class A common stock. Any reference to our Series A Preferred Stock refers to our $0.001 par value Series A Non-Voting Preferred Stock.

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

Overview

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units:

●	Our unique SaaS platform, Sequire, which allows issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels. Through Sequire, we offer tools and related data and insight services to allow issuers of publicly traded securities to better understand their position in the market.

●	LD Micro organizes and hosts investor conferences for micro and small-cap companies.

We derive our revenues from the:

●	Licensing of our proprietary SaaS platform;

●	Sales of proprietary data;

●	Attendance and sponsorship fees from investor conferences and events; and

●	Sales of insight and consulting services.

Sequire

The Sequire platform is a central hub where companies can manage certain administrative functions, reach out and engage with shareholders as well as identify potential new investors. The platform utilizes machine learning and advanced analytics to bring our clients actionable information that we believe can be used to maximize ROI through better investor and stockholder communications. Clients then can engage with targeted shareholder groups across marketing channels including email, social media, programmatic, and hyperlocal.

When interpreting data, clients can see gains and losses over time, buying/selling trends, total outstanding shares, new shareholders, and shareholders broken out by percentage. Based on this data, we can assist our users in developing customized communications campaign utilizing targeted ads and messaging.

Among other features, the Sequire platform provides its users tools to monitor investor sentiment and activities and simplify back office administration such as:

●	real-time level-two trading data,

●	the ability to monitor the activities of competitive public companies of the user,

●	news alerts,

●	custom survey feature to enhance shareholder communications;

●	real-time and searchable warrant and option ledgers; and

●	integrated communication between investor relations programs and corporate communication firms.

Data Targeting

We help our clients build an investor base through targeted advertising and marketing campaigns, tailored to their needs. Using data-driven insights, we help clients meet their unique marketing objectives, whether they’re messaging existing investors, new investors, or consumers.

Website Disclosing the Value of our Securities Portfolio

Pursuant to the terms of the transaction documents in our Senior Secured Revolving Credit Facility entered into on August 8, 2022, we are required to disseminate more current information regarding our portfolio of securities that we receive from customers. Accordingly, we have elected to disseminate such required information via a website at https://srax.com/stock-portfolio (the “Portfolio Website”). The most current information about the portfolio of securities will be available on the Portfolio Website, which will be updated daily. Additionally, the Portfolio Website describes or details the value of such portfolio of securities separately that are currently restricted or unrestricted. The Portfolio Website additionally outlines the dollar value of securities that have been sold in a given quarter.

Individuals accessing the Portfolio Website are cautioned that the value of securities contained on the Portfolio Website are calculated by multiplying the quoted price of each security on its applicable exchange or interdealer quotation system, by the quantity owned. This method does not take into account any adjustment of value based on liquidity, the potential lack of an active market, excessive bid-ask spread, and other inputs used generally for valuing securities under the generally accepted principles of accounting (GAAP), the financial accounting standards board (FASB) and U.S. securities laws. Accordingly, the dollar values contained on the Portfolio Website may not be indicative of the fair value of the securities that we own, and the value for which we may be able to sell such securities could be materially and substantially less than that presented on the Portfolio Website. Additionally, the value of the securities contained on the Portfolio Website may be materially different from the value ascribed to such securities in our periodic reports filed with the Securities and Exchange Commission. Further, as a result of the potential holding periods of such securities and other restrictions on transferability or sale, we may, with respect to any specific security, (i) realize substantially less value upon the sale of such security or (ii) realize no value at all. Additionally, any disclosure with regard to the ability to sell as a result of such securities being unrestricted is subject to change and is highly dependent on facts that may change and that we have no control over. Any projections of sales for any future quarter or other time period are forward looking and speculative and you should not place any reliance on such projections. In addition, the values of securities listed on the Portfolio Website do not take into account any embedded features that may result in the adjustment of any conversion prices or issuance of additional shares. You are further cautioned not to rely on the values listed on the Portfolio Website for purposes of determining the fair value of our portfolio of securities.

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

Virtual Events and LD Micro

LD Micro is the premier event platform for micro-cap and small cap companies. In September of 2020, we acquired LD Micro, and hosted the 2020 Main Event on our Sequire Virtual Events platform. The 2021 Main Event had over 3,000 attendees and hosted webinars with over 500 companies. We are currently planning to expand the number and subject matter of our conferences and events. Through the events platform, we have the ability to host a variety of virtual events and conferences including investor conferences, earnings calls, shareholder meetings, annual, investor/analyst days, corporate town halls, roadshows, and more. We believe that our ability to offer users a seamless, centrally managed virtual events solution that can be customized to any industry will help transform our platform into the premier investor event tool.

Marketing and sales

We market our services through our in-house sales and marketing team. Our team focuses on social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools.

Intellectual property

We currently rely on a combination of patents, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We currently have eight (8) US patent applications filed.

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

Employees and Human Capital Resources

As of August 31, 2022, we had 10 full-time employees. Of these employees, 5 are engaged in executive management, 68 in information technology including those participating in our research and development efforts, 17 in sales and marketing, 28 in integration and customer support and 12 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

We provide our employees and their families with access to health and wellness programs, including benefits that provide protection and security concerning events that may require time away from work or that impact their financial well-being; and that offer choices where possible so employees can customize their benefits to meet their needs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required. As of the date of this Annual Report, all of our employees are currently working remotely.

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May 2010. Upon the conversion, we changed our name to Social Reality, Inc. On August 15, 2019, we formally changed our Name to SRAX, Inc. In September of 2020, we acquired LD Micro as a wholly owned subsidiary. In February of 2021 we completed the divestiture of our BIGToken subsidiary and the related platform.

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

For the years-ended December 31, 2021 and 2020, we reported income/(loss) from operations of $(85,000) and ($7,032,000), respectively, and accumulated deficit of ($30,355,000) and ($50,342,000), respectively. Our future success depends on our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we significantly increase our revenues in future periods, the rapid growth may strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to successfully increase our revenues, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2021 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on December 31, 2021, there is substantial doubt about our ability to continue as a going concern past the first quarter of 2023. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, and (ii) our ability to raise additional capital. If we are not successful with either of these, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We may need to raise additional capital to pay our indebtedness as it comes due.

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures, of which $1,267,000 remains outstanding as of December 31, 2021. In July 2022, we amended certain terms of the debentures whereby in exchange for an additional five percent (5%) to be added onto the outstanding principal, we extended the maturity dates by six (6) months or until December 31, 2023 as well as extended the date we are required to begin making amortization payments until January 1, 2023. In addition, the holders of the debentures have the unilateral right to extend the maturity date and amortization payments by another six (6) months each in exchange for another additional five percent (5%) to be added to the principal of the debentures. On July 1, 2022, we entered into an original issue discount bridge loan with a principal amount of $650,000 in exchange for $500,000 in cash. On August 8, 2022, the bridge loan was exchanged for revolving notes in the senior secured revolving credit facility whereby we received $4,930,000 cash on the first draw down. Of the amount received, we paid off approximately $3.75 million of outstanding obligations. The payment of the debentures and revolving credit facility are secured by substantially all the assets and the intellectual property of the Company. Further, in addition to payments required pursuant the revolving credit facility, the lender is also entitled to ten percent (10%) of the net proceeds of any sales of securities acquired from our customers during the term of the loan. As a result, this will further negatively impact our cash flows from operations and may require us to raise additional capital earlier than previously anticipated. Depending on our level of operations, we may not be able to generate sufficient cash flow to repay the debentures or revolving credit facility as they come due. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures and revolving credit facility, we would be in default, which would permit the holders of the debentures and lender in the revolving credit facility to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our outstanding loan obligations contain substantial covenants that may impact our business, our ability to secure additional debt financing, and our ability to pay our debts as they become due.

As of August 31, 2022, we have approximately (i) $1.1 million outstanding of our secured convertible debentures issued in June 2020 that are due and payable on December 31, 2023 and (ii) $5,580,000 of revolving notes outstanding pursuant to our senior secured revolving credit facility. Each of the debentures and revolving notes / credit facility contain a number of affirmative and negative covenants, including, but not limited to: reporting requirements, certain financial covenants related to our stock portfolio, collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, etc. Our failure to comply with the covenants in the credit agreement governing the credit facility and the debentures and associated transaction documents could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.

Further, we agreed to pay the lender in the credit facility, an amount equal to ten percent (10%) of the net proceeds actually received by us from the sale any securities of a customer that we acquired during the term of the revolving note(s). Given that we have not yet achieved profitability, and we will additionally be required to make payments upon the sales of our customer’s securities to the lender, we may be unable to continue to meet our obligations as they become due.  If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

Additionally, the revolving loan obligations under our secured credit facility provide for variable repayment terms ranging from 10% to 30% of the net proceeds actually received upon the sale of our customer’s securities that we receive pursuant to the provision of services. This will further negatively impact our cash flows and may further accelerate the anticipated timeframe in which we need to raise additional capital.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our operations, facilities or those of our customers or suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Commission

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

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

Certain of our business affiliates have operations outside of the United States that are subject to numerous operational risks.

Certain of our affiliates have operations in countries other than the United States. In many foreign countries, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although certain of our business affiliates have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these business affiliates or the law, could have certain adverse effects on the financial condition of these business affiliates. Any failure by these affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

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

Risks Related to receipt of Securities for Services

Many of the securities we receive for services do not have an active trading market, and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of these securities.

The majority of securities comprising our stock portfolio are, and are expected to continue to be, in securities that have a limited market, limited liquidity, high volatility, and accordingly, their market price may not accurately reflect the true value in the event that they were traded on an active market. As of December 31, 2021, we had unrealized losses from our stock portfolio of approximately $8.0 million. The fair value of assets whose true values are not readily ascertainable are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms in determining the fair value of a portion of the securities we hold. Investment professionals from our investment adviser also prepare valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. Accordingly, the actual value of the securities we received could be substantially less than we previously estimated.

Because fair valuations, and particularly fair valuations of securities without efficient markets are inherently uncertain, may fluctuate over short periods of time, and are often based to a large extent on estimates, comparisons and qualitative evaluations of information, it may be more difficult for investors to value accurately our securities and could lead to undervaluation or overvaluation of our Common Stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our financial statements. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our financial statements.

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940.

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of securities in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act. These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940 (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the U.S. Investment Company Act of 1940, applicable restrictions would make it impractical for us to operate as contemplated.

The Investment Company Act and the rules thereunder (and similar legislation in other jurisdictions) provide certain protections to investors and impose certain restrictions on companies that are registered as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. We have not been and do not intend to become regulated as an investment company and we intend to conduct our activities so that we will not be deemed to be an investment company under the Investment Company Act (and similar legislation in other jurisdictions). In order to ensure that we are not deemed to be an investment company, we may be required to materially restrict or limit the scope of our operations or plans related to Sequire, which may limit us in the types of acquisitions that we may make and we may need to modify our organizational structure or dispose of assets that we would not otherwise dispose of. Moreover, if anything were to happen which would potentially cause us to be deemed an investment company under the Investment Company Act, it would be impractical for us to operate as intended pursuant to the Sequire platform and our business, financial condition and results of operations would be materially adversely affected. Accordingly, we would be required to take extraordinary steps to address the situation, such as the modification and restructuring of our Sequire platform, which would materially adversely affect our ability to derive revenue.

Sequire’s services are primarily paid for in restricted shares of its customers’ stock, which are often smaller publicly traded companies with volatile stock prices, limited liquidity, riskier operations and whose securities are frequently quoted on the OTC Markets, which includes the OTCQX, OTCQB as well as the OTC Pink, which typically quotes securities with increased risk and less liquidity.

Payment related to our Sequire platform and services is often made through the equity securities of our customers instead of cash. Since larger companies typically pay in cash, the securities issued are often those of smaller public companies that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. As of December 31, 2021 approximately $11.4 million of our holdings are issued by companies whose securities trade on the OTC Markets Inc. Additionally, of these securities quoted on the OTC Markets, approximately 69% are quoted on the OTC Pink. While our agreements for OTC issuers may contain certain provisions providing for the issuance of additional securities upon certain events, the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly, and the stock price of such issuers is often volatile, unpredictable, and with limited liquidity. Additionally, the OTC Pink has less stringent requirements for listing than even other OTC Markets, such as the OTCQB or OTCQX. Often, the OTC Pink lists companies that (i) may not be providing current information, (ii) may not have independent directors, (iii) may have little to no trading, and (iv) may be very volatile. As a result, the value of the equity received on the date of payment may be significantly greater than the actual revenue derived by us upon a sale of the securities. Furthermore, there is no guarantee that the companies that we receive securities from will remain solvent or maintain “current information”, or other required criteria during the legally required holding period under Rule 144, which would result in the loss of some or all of our anticipated revenue. These risks are significantly increased for OTC Pink issuers. As we are not experienced traders, there can be no assurances that our personnel responsible for selling the securities will do so at opportune times or be able to maximize profitability.

Our receipt of securities in lieu of cash may be negatively affected by a downturn in the U.S. and/or global securities markets and could significantly reduce our revenue.

General political and economic conditions and events such as U.S. fiscal and monetary policies, economic recessions, inflationary events, governmental shutdowns, trade tensions and disputes, global economic slowdowns, widespread health epidemics or pandemics, natural disasters, terrorist attacks, wars, changes in local and national economic and political conditions, regulatory changes or changes in the laws, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. As we often receive restricted securities of companies, a downturn in the U.S. or global markets may impact such companies and the value of the securities we receive for services pursuant to the Sequire platform.

Risks Related to Ownership of our Securities; Listing of our Securities.

Our Common Stock does not currently meet the continued listing requirements for the Nasdaq Market and accordingly is subject to delisting.

On April 19, 2022, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2021. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic reports with the SEC. Pursuant to Nasdaq rules, we have 60 calendar days from the date of the notification letter, or until June 20, 2022, to file the 2021 Annual Report on Form 10-K. Additionally, on May 24, 2022, we received another written notice from Nasdaq that we are further not in compliance with Nasdaq Listing Rule 5250(c)(1) because we had not yet filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Similarly, on August 17, 2022, we received another written notice from Nasdaq that we are further not in compliance with Nasdaq Listing Rule 5250(c)(1) because we had not yet filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Nasdaq previously provided the Company with an extension of one hundred eighty (180) days from the initial due date of the 2021 Form 10-K or until October 12, 2022, to regain compliance with Nasdaq’s continued listing rule as it relates to all of the untimely filings. Accordingly, the Company’s (i) 2021 Form 10-K, (ii) March 30, 2022 Form 10-Q, and (iii) June 30, 2022 Form 10-Q are all required to be filed with the SEC by October 12, 2022.

If our shares lose their status on the Nasdaq Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group, commonly referred to as the over-the-counter market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Conversions of our convertible debentures, notes issued under our revolving credit facility, and the exercise of our common stock warrants may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the outstanding convertible debentures or the revolving note issued in our secured revolving credit facility would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise of outstanding warrants could adversely affect their prevailing market prices. In addition, the existence of the convertible debentures, revolving note, and outstanding warrants may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such debentures into shares of our common stock could depress the price of our common stock.

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

The Revolving Note issued under our senior secured revolving credit facility contains an adjustment to the price at which the note can be converted into our common stock, which may result in further dilution to our shareholders.

The revolving note issued in our August 2022 secured revolving credit facility, of which $5,580,000 in principal is currently outstanding, is convertible into our common stock at a conversion price of $15.00 per share (the “Conversion Price”). Notwithstanding, the Conversion Price is subject to adjustment upon certain enumerated events which includes the sale of our common stock or equivalents at a deemed price equal to or less than $5.00 per share. On August 31, 2022, the closing price of our common stock was $2.37 per share. In the event that we are required to raise additional capital through the sale of our equity or debt securities, given our current market price, it is likely that the Conversion Price would be adjusted, and we may be required to issue a significantly greater number of shares upon conversion, than currently anticipated, resulting in greater dilution to our existing shareholders.

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

The trading market for our shares of our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A small number of securities and industry analysts currently publish research regarding our Company on a limited basis. In the event that one or more of the securities or industry analysts who have initiated coverage downgrade our securities or publish inaccurate or unfavorable research about our business, the price of our shares of common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the trading price of our shares of common stock and trading volume to decline.

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

As a result of COVID-19, we our currently operating as a virtually distributed operation. We lease our principal executive offices, located in Westlake Village, California and consisting of approximately 500 square feet on a month-to-month basis at a rate of $1,000 per month. We also maintain offices in Mexicali, Mexico where we lease approximately 3,400 square feet of office space under a lease agreement terminating in September 2023 at an annual rental of $140,000 plus a value-added tax (VAT) or its equivalent in the Mexican national currency and a 10% VAT for maintenance and certain overhead expenses. We believe both locations are suitable and adequate for our current levels of operations and anticipated growth.

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

Market for Our Common Equity

Class A Common Stock.

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “SRAX.”

As of August 31, 2022, there were approximately 47 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Dividend policy

Common Stock

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

Series A Preferred Stock

We issued a one-time return of capital consisting of a total of 36,462,417 shares of our Series A Preferred Stock to Qualified Recipients (as defined below) on a 1-for-1 as converted to common stock basis (the “Dividend”). The record date for the Dividend was September 20, 2021 (the “Record Date”). The Series A Preferred Stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain securities received by SRAX as payment from its customers for access to the Sequire Platform services (the “Designated Assets”).

As of the Record Date, the following holders of securities were entitled to receive the Dividend (collectively, the “Qualified Recipients):

(i)	each outstanding share of common stock, of which 25,160,504 shares were issued and outstanding,

(ii)	each share of common stock underlying outstanding common stock purchase warrants containing a contractual right to receive the Dividend of which, 10,377,645 were outstanding, and

(iii)	each original issue discount senior convertible debenture issued on June 30, 2020, containing a contractual right to receive the Dividend on an as converted to common stock basis, of which $2,486,275 of Debentures were outstanding in principal and interest, convertible into 924,268 shares of common stock.

As of the Record Date, the Designated Assets had an aggregate value of approximately $6.5 million and consisted of securities (i) from twenty-five (25) companies that trade or are quoted on the OTC Markets, (ii) having stock prices ranging from $0.01 to $5.15, (iii) with aggregate values of the securities held by the Company ranging from $1,930 to $900,000, and (iv) with the average value held by the Company equal to $260,000 per issuer. The Designated Assets consist of (a) 24 issuers’ common stock and (b) one (1) issuer’s convertible debt instrument that is convertible into common stock.

The securities and cash that underly the Designated Assets had a market value of $3,925,000 as of December 31, 2021.

During the fourth quarter and portion of the third quarter of 2021, we sold an aggregate of approximately $680,000 of the Designated Assets. On January 30, 2022, we distributed the net proceeds from those shares to holders of our Series A Preferred Shares. Pursuant to the distribution, each holder of Series A Preferred Stock received approximately $0.01 per share.

During the first quarter of 2022, we sold an aggregate of $268,000 of the Designated Assets. The sale of Designated Assets did not result in sufficient proceeds to declare a distribution pursuant to the terms of the Series A Preferred Stock.

During the second quarter of 2022, we sold an aggregate of $127,000 of the Designated Assets. The sale of Designated Assets did not result in sufficient proceeds to declare a distribution pursuant to the terms of the Series A Preferred Stock.

As of June 30, 2022, after taking into account the sale of approximately $691,000, $268,000, and $127,000 during 2021, first quarter of 2022, and the second quarter of 2022, respectively, of the Designated Assets, the remaining Designated Assets have an aggregate value of approximately $2,789,383 (pursuant to the same valuation methods that our other securities are valued in this Annual Report, with such quoted market price potentially being greater or lesser than such value) and subsequent to sales and other transactions, consisted of securities (i) from nineteen (19) companies that trade or are quoted on the OTC Markets, (ii) having quoted stock prices ranging from $0.001 to $2.50, (iii) with aggregate values of the securities held by us ranging from $0 to $550,000, and (iv) with an average value equal to $93,000 per issuer. The Designated Assets consist of (a) 19 issuers’ common stock and (b) cash.

Securities Authorized for Issuance under Equity Compensation Plans

See information contained in Part III Item 12 of Annual Report entitled “Equity Compensation Plan Information.”

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2021. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	During 2021 we issued a total of 183,772 shares of A common stock in connection with the cashless exercise of 445,294 common stock purchase warrants.

●	On March 15, 2021, we issued Brock Pierce, our newly appointed Board member, an option to purchase 803 shares of common Stock for joining the Board. The Grant covers the period from March 10, 2021 (his appointment date), through April 15, 2021. The options have an exercise price of $4.48 per share, a term of seven (7) years, and will vest fully on April 15, 2021. The options were issued as payment for services on the Board from March 10, 2021 through April 15, 2021 and is valued at $2,958. The options were issued from our 2014 equity compensation plan.

●	On January 2, 2022 Michael Malone, our Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

●	On January 6, 2022, we issued Michael Malone, our Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $331,000.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,468.55. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $397,000.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 380,000 shares of common stock. Each of the options has an exercise price of $4.25 per share, a term of five (5) years, and vests in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 380,000 options had a Black-Scholes value on the grant date $1,126,000.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 120,000 shares of common stock. Each of the options is a conditional grant, subject to shareholder approval. Each of the options has an exercise price of $4.25 per share, and 100,000 have a term of seven (7) years and 20,000 have a term of five (5) years, and each vest in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 120,000 options had a Black-Scholes value on the grant date of $390,000.

●	During the second quarter of 2022, warrant holders exercised 689,173 warrants on a cashless basis for an aggregate of 195,525 shares of common stock.

●	On June 13, 2022, we entered into an agreement with an institutional investor whereby in exchange for the payment of $404,513.40 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,190 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

●	On July 1, 2022, we issued an original issue discount bridge note in principal amount of $650,000 to an institutional investor in exchange for $500,000 in cash. The Bridge Note was non-interest bearing and a maturity date of August 15, 2022. Effective August 8, 2022, the bridge note was exchanged for revolving notes in the senior secured revolving credit facility.

●	On August 8, 2022, we entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time, subject to certain conditions. The loans are secured by all of our assets. There is currently $5,580,000 in principal outstanding on the revolving loans, which are convertible into our common stock at a conversion price of $15.00 per share, subject to adjustment for stock splits, dividends, fundamental transactions, and upon sales of our equity securities at $5.00 per share or less. In addition, as part of the transaction we extended the maturity dates of 2,590,358 outstanding common stock purchase warrants held by the lender until September 30, 2023.

The revolving loans are convertible into our common stock at an initial price per share of $15.00, subject to adjustment in certain enumerated events, including deemed sales of our common stock or common stock equivalents at a price per share that is $5.00 or less.

Purchases of equity securities by the issuer and affiliated purchasers.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the year ended December 31, 2021.

Period	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)(b)

August 1, to August 31, 2021	—	—	—	$10,000,000

September 1 to September 30, 2021	—	—	—	$10,000,000

October 1 to October 31, 2021	—	—	—	$10,000,000

November 1 to November 30, 2021	155,000	5.12	155,000	$9,206,000

December 1 to December 31, 2021	—	—	—	$9,206,000
Total	155,000	5.12	155,000	9,206,000

(a)	In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $9.2 million as of December 31, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Executive Overview

Financial results:

●	Revenue was $26.7 million, up approximately 312% for year ended December 31, 2021 versus 2020.

●	Cash, cash equivalents and marketable securities were $17.0 million as of December 31, 2021.

Reportable Segments

We have a single operating and business segment, Sequire, which is comprised of two reporting units; Sequire and LD Micro. Our Sequire segment includes the licensing of our SaaS based Sequire platform and related services, and our event and conference operations. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Our management, along with our chief executive officer, who acts as our Chief Operating Decision Maker (as such term is defined accounting segment reporting guidance), review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information.

Deconsolidation of BIGToken, Inc.

On December 29, 2021, our subsidiary BIGtoken, Inc. (fka Force Protection Video Equipment) completed a merger with BritePool, Inc. (BritePool). As a result of the transaction our ownership interest in BIGToken was reduced from 65.9% to 36.45% of the issued and outstanding common stock. As part of the transaction, we entered into an exchange agreement pursuant to which we converted 135,870,262,448 or approximately 50% of the issued and outstanding shares of BIGToken into non-voting Series D Convertible Preferred Stock (“Series D Stock”). The decrease in our ownership of voting equity resulted in our loss of the ability to exert significant control over BIGToken resulted in us deconsolidating its operation.

We have classified the related assets and liabilities associated with BIGToken’s business as discontinued operations in our consolidated balance sheet. The financial results of BIGToken’s business has been presented as discontinued operations in our consolidated statement of income for all periods presented through the respective transaction close date. Please see “Note 2 — Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information. As such, the discussion of our results of operations and the related tables, below do not included the operations of BIGToken, as its results of operations have been included in discontinued operations on the consolidated statements of operations.

Business Focus

During 2021, we have focused on: (i) the continued growth of our Sequire platform’s functionality and user base and (ii) the expansion of LD micro events and offerings.

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

We intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our network infrastructure, as well as scaling our headcount to support our growth, will continue to drive expense growth in 2022.

FINANCIAL CONDITION

Going Concern

Cash on hand and marketable securities at December 31, 2021 was approximately $1.35 million and $15.6 million, respectively. Based upon our cash flow projections taking into account cash, marketable securities and the projected cash flows from operations we believe we have enough liquidity, taking into account the uncertainty related to the ongoing pandemic and general economic uncertainty, to continue to fund operations at their currently level through the remainder of the year.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate cash from the sales of its services to in excess of operating expenses. In addition, the Company’s operations may require additional financial support or additional financing. These factors create uncertainty or doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash, Cash Equivalents, and Investments

As of December 31, 2021, we had (i) cash of $1.35 million , and (ii) marketable securities of $15.6 million for a total of approximately $17 million  compared to $8.90 million as of December 31, 2020. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. In addition, we had availability of $1,000,000 of unused amounts available under a credit facility as of December 31, 2021. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Components of Results of Operations

Revenues

Sequire Platform: We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform. We recognize revenue using the percentage of completion method based primarily on time.

Conference Revenue. We recognize revenue from hosting conferences and associated sponsorships. We receive payment from presenting companies and sponsors of the conferences.

2020 was the first full year of operations for our Sequire business. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

During the third quarter of 2020, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the past year we have successfully hosted virtual conferences leveraging Sequire’s platform technology to execute these events.

The following table presents net revenues by type for the periods indicated (in dollars, except percentages):

	Year Ended December 31,
	2021	2020	% Change
Sequire platform revenue	$24,514,000	$5,976,000	310%
Conference revenue	1,229,000	503,000	144%
Other revenues	964,000	-	n/a
Total net revenues	$26,707,000	$6,479,000	312%

Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the cost of media from third parties. If the estimated consideration expected to be received under a revenue contract less than the estimated cost to fulfill our obligations under the contract, the Company will record a liability for the estimated cost in excess of estimated consideration in the period this is knowable.

Employee Related Costs. These are the costs we incur to employ our staff.

Platform costs. Consist of the technology and content hosting of our Sequire.

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

2020 was the first full year of operations for our Sequire business. We charge a base monthly license fee for a Sequire subscription, which ranges from $1,000 per month up to $5,000 per month.

During the third quarter of 2020, we acquired LD Micro, Inc. LD Micro’s primary line of business was the hosting of investor related conferences. Historically, LD Micro’s investor conferences have been in-person, however, during the past year we have successfully hosted virtual conferences leveraging Sequire’s platform technology to execute these events.

Operating Expenses

The following table presents operating expenses for the periods indicated (in dollars, except percentages):

	Year Ended December 31,
	2021	2020	% Change
Cost of revenues	6,521,000	1,789,000	265%
% of net revenues	24%	28%
Employee related costs	7,533,000	4,683,000	61%
% of net revenues	28%	72%
Platform costs	214,000	960,000	(78)%
% of net revenues	1%	15%
Marketing, data service and sales	6,330,000	1,717,000	269%
% of net revenues	24%	27%
Depreciation and Amortization	842,000	772,000	9%
% of net revenues	3%	12%
General and administrative	5,352,000	3,590,000	49%
% of net revenues	20%	55%
Total operating expenses	26,792,000	13,511,000	98%

Revenues

Revenues for the year ended December 31, 2021 increased to approximately $26,707,000 compared to approximately $6,479,000 for the year ended December 31, 2020. Sequire’s continued growth was primarily driven by the growth of the services provided to issuers through the Sequire platform. During the year ended December 31, 2021, the Company closed sales with total gross contract value of approximating $44,000,000.

In certain circumstances, the Company accepts payment in the form of securities of our publicly held customers. The Company values the securities in accordance with ASC 820, see the Valuation section of our Management Discussion and Analysis section for further discussion.

Sequire Operating Expenses

Operating expenses consisted of the following:

Costs of revenue: Sequire’s operating expenses for the years ended December 31, 2021 and 2020 were approximately $6,521,000 and $1,789,000, respectively.

Employee Related Costs. These are the costs we incur to employ our staff. Employee related costs increased to $7,533,000 during the year ended December 31, 2021 compared to $4,683,000 for the year ended December 31, 2020. The increase is primarily the result of an increase in staffing expenses due to an increase in the number of employees in all departments of the business to support the growth in operations during the year. We expect these expenses to continue to increase in absolute dollars as revenue increases.

Platform costs. Consist of the technology and content hosting. Platform costs for the year ended December 31, 2021 were $214,000. For the year ended December 31, 2020 Platform costs were $960,000. These costs decreased from the prior year due to the Company’s elimination of the outsourcing of certain function to support to the Company’s platform. We expect these costs to continue to increase in absolute dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs we incur to market our products and third-party services and selling costs. Marketing, data services and sales for the years ended December 31, 2021 and 2020 were $6,330,000 and $1,717,000, respectively. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets primarily consist of internally developed software. For the years ended December 31, 2021 and 2020 depreciation and amortization were $842,000 and $772,000, respectively. We expect these expenses to continue to increase as we anticipate further investment in long-lived assets to support our business growth.

Corporate and Other Operating Expenses

Corporate and Other Operating expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were approximately $5,352,000 and $3,590,000 million for the years ended December 31, 2021 and 2020, respectively. The increase in expense for the year is driven by an increase in corporate employee and staffing related expenses to support the growth of the Company.

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. However, we also expect our general and administrative expense to decrease as a percentage of our revenues as revenues increase.

Net Loss

The Company’s Net Loss for the year-ended December 31, 2021 was $41,227,000. This represented an increase of $26,522,000 from the prior year. The increase in Net Loss for the year ended December 31, 2021 was primarily due to an increase in Net loss from our Discontinued Operations.

Discontinued Operations represent the results from operations of BIGtoken. Upon the deconsolidation of BIGtoken, BIGtoken’s operating results, assets, liabilities and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements.

Loss from discontinued operations for the year ended December 31, 2021 was $25,060,000, which represented an increase of $20,419,000 from the year ended December 31,2020. The loss from discontinued operations for the year-ended December 31, 2021 includes a loss of $10,684,000 related to our disposal of BIGtoken.

See “Note 2 – Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

Loss from continuing operations for the year ended December 31, 2021 was $16,167,000, which represented an increase of $6,103,000 from the year ended December 31,2020.

Cash Flows

	Year Ended December 31,
	2021	2020
(In $)
Net cash provided by (used in):
Continuing operating activities	(15,317,000)	(9,154,000)
Continuing investing activities	3,998,000	6,221,000
Continuing financing activities	15,443,000	7,862,000

Cash flows from continuing operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and others for a wide range of services. Cash flows used in operating activities increased by $6,163,000 during the year ended December 31, 2021, primarily driven by an increase in operating expenses and costs of revenues, partially offset by increases in cash receipts and revenues.

The Company expects to continue to use cash in excess of receipts generated from operations for the foreseeable future due to the substantial portion of the Company’s sales paid for in marketable securities of our customers. The Company classifies sales of marketable securities received from our customers for the payment of our services as investing activities.

Cash flows from continuing investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the years ended December 31, 2021, and 2020, net cash provided by investing activities was $3,998,000 and $6,221,000, respectively. Expenditures for software development were $798,000 and $633,000 for the years ended December 31, 2021, and 2020, respectively. Deferred payments related to our acquisition of LD Micro during the year December 31, 2021, were $3,004,000. During years ended December 31, 2021, the Company generated $8,666,000 from the sale of marketable securities and purchased $1,450,000 of marketable securities.

Cash flows from continuing financing activities

During the years ended December 31, 2021, we generated net cash from financing activities of $15,443,000. During the years ended December 31, 2020, cash provided by financing activities was $7,862,000.

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

Liquidity and Capital Resource Requirements

Our primary source of cash is from proceeds received from the sale of marketable securities we receive from our customers as consideration for our services, as well as cash proceeds received directly from customers as consideration.

Our primary use of cash is the payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for our SaaS operations, marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service, stock repurchases, dividends on the Preferred Stock, and business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is currently insufficient to support our business operations, including debt service, and capital expenditure requirements.

We believe that our current sources of funds, along with the financing source described below, will provide us with adequate liquidity during the 12-month period following December 31, 2021, including to repay our remaining debt obligations. Our future capital requirements will depend on many factors, however, the Company’s primary source of capital is the sale of marketable securities received as consideration for the licensing of our Sequire platform and the associated services. The marketable securities the Company receives are primarily issued through an exemption to registration and as a result are restricted from resale into the public market for a period of time. The periods of restriction are generally at least six months, and in some cases up to two years. These restriction periods often change based on circumstances outside of the Company’s control, such as the issuers status with filing of current information. Since a majority of the marketable securities are primarily listed on the OTC Markets, they are more likely to experience such changes in restriction periods. The changes in restriction periods in conjunction with market volatility make it difficult to predict the timing of the associated cash flows from the sales of these marketable securities. Additionally, other factors such as , our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of Sequire.

Financing Arrangements

In May 2020, we entered into an at-the-market Sales Agreement with B. Riley FBR, Inc. for the sale of up to $3,125,000 of shares of our Class A Common Stock. The at-the-market agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on December 11, 2019 (Registration No. 333-235298). During 2021, we sold 53,616 shares under such agreement at an average per share price of $5.47 resulting in gross proceeds of $293,000 and net proceeds of $284,000 after deducting commissions and other costs and expenses associated with such sales. On April 15, 2022 we lost our ability to utilize Form S-3 registration statements for the registration of our securities. Accordingly, we are no longer able to utilize the ATM.

During the three months ended March 31, 2022 the Company entered into a factoring agreement with a financial institution to sell certain accounts receivable and future sales of up to $3 million. The factoring agreement was fully paid off with the proceeds of our revolving credit facility described below. Pursuant to the revolving credit facility, we are precluded from entering into future factoring agreements while loans are outstanding under the credit facility.

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

On August 8, 2022, we entered into a revolving line of credit allowing us to borrow up to $9.45 million in principal. Until such time that the Company becomes current on its reporting obligations under the Securities Exchange Act of 1934, the maximum amount accessible is limited to $5.5 million. The revolving credit line has a two-year term with a variable repayment schedule that is tied to the proceeds the Company generates from the sale of marketable securities from its portfolio. The principal repayment as a percentage of proceeds from marketable securities is 10% for the first three months and increase up to 20% after 12 months. Further, we agreed to pay the lender in the credit facility, an amount equal to ten percent (10%) of the net proceeds actually received by us from the sale any securities of a customer that we acquired during the term of the revolving note(s).

As of December 31, 2021, our cash on hand was approximately $1.35 million. We reported a net loss from continuing operations for both the years ended December 31, 2021 and 2020.

We have historically financed our operations primarily from the sale of debt and equity securities. Recently, our operations from Sequire and LD Micro have resulted in increased revenue, but we are still not cash flow positive, and accordingly cannot fund our operations solely from our revenue. Notwithstanding our recent revolving credit facility financing (including the bridge note), for which we have received approximately $5.5 million, partially offset by the required payments we made under outstanding obligations of $3.75 million at closing, we are still unable to meet all of our obligations as they become due. We anticipate that we will need to continue to fund our operations from the sale of debt and equity securities. Additionally, we are delinquent in our SEC reporting obligations and have received notices from Nasdaq that if we are not current with our reporting obligations by October 12, 2022, we will be delisted. Although we have been historically successful in raising capital through the sale of our equity and debt securities, and management believes that such capital sources will be available should they be required, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. Further, in the event we are delisted from Nasdaq, raising capital through the sale of our equity or debt securities will be more challenging as investors are historically less likely to purchase securities that are not listed on a national exchange.

Capital Allocation Framework

As noted above, after cash utilization required for working capital, capital expenditures, and required debt service, we expect that our primary usage of cash will be for business combinations, repayment of outstanding indebtedness, and/or stock repurchases under repurchase programs that may be in place from time to time (subject to the terms of our 2020 Credit Agreement). For further information regarding our recent stock repurchase program, see above.

Critical Accounting Policies and Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

Revenue Recognition

We derive and report our revenue in two categories: (a) recurring revenue, which includes bundled SaaS, unbundled SaaS, and optional managed services, and (b) nonrecurring revenue, which primarily consists of our event revenue. We account for a contract with a customer when approved, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. Products sold by us are delivered electronically. We generate all of our revenue from contracts with customers. We generally invoice a customer in advance of delivery, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our goods and services, and not to provide financing to or from customers.

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized at a point in time and which portions must be deferred and recognized over time. We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Our contracts with customers often include promises to transfer multiple products and services to a customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. For bundled SaaS arrangements, we determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, we consider our bundled SaaS deliverable to represent a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. The transaction price is generally in the form of a fixed fee at contract inception.

We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and required to be accounted for separately or combined, including allocation of transaction price; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

We then look to how control transfers to the customer in order to determine the timing of revenue recognition. Revenue related to bundled SaaS, professional services and customer education services is typically recognized over time as the services are performed.

Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from software license sales, SaaS and support agreements, consulting contracts, other customer contracts, and acquired developed technologies;
●	expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;
●	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;
●	cost of capital and discount rates; and
●	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

Goodwill and Other Acquired Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of December 31, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Subsequent to the divestiture of BIGtoken, Inc. on December 28, 2021, we became a pure-play data/insights company that operates as a single reporting unit.

In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass a qualitative assessment, or if our qualitative assessment indicates that goodwill impairment is more likely than not, we perform quantitative impairment testing. If our quantitative testing determines that the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized in an amount equal to that excess, limited to the total goodwill allocated to the reporting unit.

When we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of the reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect the reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of the reporting unit exceeds its carrying amount.

When we perform quantitative impairment testing, we utilize one or more of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using valuation multiples of comparable companies, and (c) a transaction-based approach, using valuation multiples for recent acquisitions of similar businesses made in the marketplace.

Our estimate of fair value of our reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the comparable public company and the comparable transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

The determination of reporting units also requires judgment. We assess whether a reporting unit exists within a reportable segment by identifying the unit, determining whether the unit qualifies as a business under GAAP, and assessing the availability and regular review by segment management of discrete financial information for the unit.

We review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value. The impairment loss recognized is the amount by which the carrying amount of the long-lived asset exceeds its fair value.

For all our goodwill and other intangible asset impairment reviews, the assumptions and estimates used in the process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to future goodwill or other intangible asset impairment charges.

Based upon our December 31, 2021 quantitative goodwill impairment review of our reporting unit, we concluded that the estimated fair value of our reporting units exceeded its carrying value. Our reporting unit carried goodwill of $17.9 million at December 31, 2021.

Accounting for Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award.

Awards are generally subject to multi-year vesting periods. We recognize compensation expense for awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Changes in assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Valuation

Definition and Hierarchy

Fair value is defined as the price received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation techniques. A fair value hierarchy for inputs is used in measuring fair value. It maximizes observable inputs and minimizes unobservable inputs. Valuation techniques consistent with the market or income approach are used to measure fair value. The fair value hierarchy is categorized into three levels:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuations based on inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value is a market-based measure that is based on assumptions of prices and inputs considered from the perspective of a market participant on the measurement date. Therefore, even when market assumptions are not readily available, the fund’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date.

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors. The determination of fair value requires prudent judgment. Due to the inherent uncertainty of valuation, estimated values may be materially different from values were a ready market available. Inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the fund’s level is based on the lowest significant level input to the fair value measurement.

Valuation Techniques and Inputs

Investments in securities and listed on major securities exchanges are valued at their last reported sales price as of the valuation date.

Many over-the-counter contracts have bid and ask prices that are observable in the marketplace. Bid prices reflect the highest price that the marketplace participants are willing to pay for an asset. Ask prices represent the lowest price that the marketplace participants are willing to accept for an asset. For securities whose inputs are based on bid-ask prices, the Company’s valuation policies do not require that fair value always be a predetermined point in the bid-ask range.

The Company’s policy for securities traded in OTC markets and for listed securities for which no sale was reported on that date are generally valued at their last reported bid price if held long and last reported ask

These securities are categorized in Level 1 of the fair value hierarchy to the extent these securities are actively traded. Securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level 2 of the fair value hierarchy.

Investments in Restricted Securities of Public Companies

Investments in restricted securities of public companies cannot be offered for sale to the public until the company complies with certain statutory requirements. The valuation will not exceed the listed price on any major securities exchange. Investments in restricted securities of public companies are generally categorized in Level 1 of the fair value hierarchy. However, investments in restricted securities in public companies may be categorized in Level 2 or 3 of the fair value hierarchy depending on the level of observable liquidity. If the restriction on the sale of the restricted securities exceeds 180 days, the Company applies a marketability discount due to the nature of the restriction related to the security.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Principal Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified material weaknesses in the Company’s internal control over financial reporting. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2021 were ineffective.

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

Based on the Company’s assessment, management has concluded that, our internal control over financial reporting was ineffective as of December 31, 2021 because of the following material weaknesses in internal controls over financial reporting:

●	a lack of internal valuation experts
●	a lack of sufficient in-house qualified accounting staff;
●	a lack of validation of completeness and accuracy of internally prepared data, including key reports generated from systems, utilized in the operations of controls, leading to delays in the Company’s closing process;
●	inadequate controls and segregation of duties due to limited resources and number of employees;
●	Lack of internal personnel to properly evaluate the fair value and the associated revenue recognition related to our non-cash revenue contracts;
●	substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting leading to delays in the Company’s closing process;
●	lack of adequate controls in the accounting for internally developed software costs.,
●	products and services; and the recording of sophisticated, material financing transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants;
●	and our lack of experience in monitoring and administering, the Company’s internal control over financial reporting

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Remediation

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce and limited resources. The Company plans to hire an independent valuation expert to value the securities it receives as consideration for its services.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, positions, and biographies as of August 31, 2022 (except as expressly stated) are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Named Executive Officers and Directors

Name	Age	Positions	Position Since
Christopher Miglino	53	Chairman of the Board, Chief Executive Officer, President	2010
Michael Malone	40	Chief Financial Officer	2019
Christopher Lahiji	38	Director, President of LD Micro, Inc. (Subsidiary)	2020
Mark Savas	54	Director	2012
Robert Jordan	53	Director	2017
Colleen DiClaudio	44	Director	2017
Brock Pierce	41	Director	2021

The following is biographical information on the current members of our executive officers and board of directors:

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He was appointed President of our company in January 2017. He also served as our Chief Financial Officer from April 2010 until November 2014. Mr. Miglino has spent the past 20 years working in the digital advertising space and has successfully launched and sold two internet companies. Both of these companies were sold to publicly-traded companies on the NASDAQ. He has a detailed understanding of the relationship between technology and brands. Mr. Miglino previously served as a Board member for EVmo, Inc. (fka YaYYo, Inc) [OTC: YAYO] and served on their compensation committee until January 2020. Mr. Miglino also served as chairman of the Board and as interim chief executive officer of BIGtoken, Inc., a former majority owned subsidiary of SARX [OTC: BGTK]. In evaluating Mr. Miglino’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector.

Christopher Lahiji. Christopher Lahiji has served as the president of LD Micro, Inc., our wholly owned subsidiary since it was acquired in September 2020. Mr. Lahiji has over 14 years of experience creating, managing, and running in-person and virtual conferences in the public sector. He has served as the president of LD Micro since 2006, providing investor conferences and data to micro-cap public corporations. In evaluating Mr. Lahiji’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his founding of LD Micro, as well as his operational experience in LD Micro as well as professional experience in the investor conference space.

Michael Malone. Michael Malone has served as our chief financial officer since January 2019. Mr. Malone has over fourteen (14) years of experience in corporate finance in public and private companies. From 2014 until December 2018, he served as Vice President Finance of Westwood One, LLC, a subsidiary of Cumulus Media, Inc. (NYSE: “CMLS”), an audio broadcast network in New York. Prior to that, from January 2013 through June 2014, he served as Finance Director / Controller for Cumulus Media Network’, audio broadcast network in Georgia, until its merger with Westwood One, LLC. Prior to that from 2012 to 2013, he worked as Director of Internal Auditing of Cumulus Media. He holds a BA in accounting from Monmouth College.

Marc Savas. Mr. Savas has been a member of our board of directors since January 2012. Mr. Savas has over 15 years of experience in management and sales consulting and six years of experience in real estate easement acquisitions. Since January 2007 he has served as CEO of Living Full Blast, Inc., overseeing business development and consulting for numerous companies and putting together sales teams for such companies. In addition, from January 1998 until January 2006, Mr. Savas was also CEO for Unfair Advantage Inc., where he conducted 118 management consulting projects, many of which were created using programs that his company had designed. Additionally, from January 2005 until January 2009, Mr. Savas was the national Vice President of Business Development for Connexion Technologies where he built national teams of qualified individuals to effectively secure easements from large real estate owners in order to build telecommunication systems through their properties. In evaluating Mr. Savas’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his management consulting and operational experience.

Robert Jordan. Mr. Jordan has been a member of our board of directors since March 2017. He is a seasoned business executive who has spent the past 20 years acquiring, managing and divesting middle-market companies spanning a variety of industries. Since 2016 he has served as Chief Executive Officer of Yoi Corporation, a Los-Angeles-based company that provides software as a service (SaaS)-based mobile digital tools for line managers. In 2013, Mr. Jordan founded Tribeca Capital Partners LLC, a private investment holding company focused on acquiring and operating lower middle market companies. Immediately prior to founding Tribeca Capital Partners LLC, from 2003 to 2013 Mr. Jordan was Chief Executive Officer of KMS Software Company, LLC, a leading human capital management SaaS company which he successfully sold to SAP AG in April 2013. Prior to KMS, Mr. Jordan held chief executive officer roles at a number of companies across several industry sectors and senior management positions at both The Walt Disney Company and Pepsi-Cola Bottling Company. He received a BSBA from Northern Arizona University and attended Executive Education programs at both Harvard Business School and UCLA School of Business. In evaluating Mr. Jordan’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his executive level and senior management business experience coupled by his private investment company experience.

Colleen DiClaudio. Ms. DiClaudio has been a member of our board of directors since September 2017. She currently serves as president of 340B Technologies, a 340B software solutions healthcare technology company she co-founded in August 2014. From June 2009 through August 2014 she served as vice president of business development of CompleteCare Health Network, located in New Jersey. Ms. DiClaudio has received a Master’s Degree of Public Health from the University of Medicine and Dentistry of New Jersey and a Bachelor’s Degree in Public Health from Stockton University. In evaluating Ms. DiClaudio’s specific experience, attributes and skills in connection with his appointment to our board, we took into account her experience in the healthcare technology sector and entrepreneurial background.

Brock Pierce. Mr. Pierce has been a member of our board of directors since March 2021. Mr. Piece is currently employed or associated with the following entities: (i) Areytos Experiences, LLC, since March 2020, (ii) The Roundtable LLC, since February 2020, (iii) Affinity Media PR LLC, since May 2019, (iv) Percival Services LLC, since January 2019, (v) Unicorn Ventures LLC, since March 2018, and (vi) Integro Foundation Inc., since December 2017. Mr. Pierce has co-founded, advised, and funded over 100 companies, primarily focused on technological innovation and blockchain technologies. Mr. Pierce also ran as a presidential candidate in the United States for the 2020 election. In evaluating Mr. Pierce’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his investment experience and knowledge of various technology industries.

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

Bylaws

Our bylaws, the charters of each Board committee, the independent status of a majority of our board of directors, our Code of Conduct and Business Code of Ethics provide the framework for our corporate governance. Copies of our Bylaws, Committee Charters, Code of Conduct and Business Code of Ethics may be found on our website at www.SRAX.com under the tab Investors – Governance. Copies of these materials also are available without charge upon written request to our Corporate Secretary at 2629 Townsgate Road #215, Westlake Village, CA 91361.

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

The Board currently holds regularly scheduled meetings and calls for special meetings or acts through unanimous written consents as necessary. Meetings of the Board may be held telephonically or via electronic video format. Directors are expected to attend all Board meetings and meetings of the committees of the Board on which they serve and to spend the time needed and meet as frequently as necessary to properly discharge their duties. Information with regard to committee meetings is provided for below. Although attendance of meetings is encouraged, we do not have a formal policy regarding attendance by directors at Board and committee meetings.

Board leadership structure and Board’s role in risk oversight

Mr. Miglino serves as both the Chairman of our Board of Directors and our Chief Executive Officer. We do not have a lead independent director. Given the small size of the Board and limited number of executive officers, the Board has determined that a lead independent director is currently not necessary.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Board meets regularly to review SRAX’s risks. Our Chief Financial Officer generally attends the Board meetings and is available to address any questions or concerns raised by any member of the Board on risk management and any other matter. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through the Board’s standing committees and, when necessary, special meetings of independent directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The Board of Directors has standing Audit, Compensation, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.SRAX.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Marc Savas		(1)
Colleen DiClaudio			(1)
Robert Jordan	(1)

(1)	Denotes chairperson.

Independence

Our Class A common stock is listed on the Nasdaq Global Market. As such, we are subject to the Nasdaq Stock Market LLC (“Nasdaq”) director independence standards. In accordance with these standards, in determining independence the Board affirmatively determines whether a director has a “material relationship” with SRAX that would compromise his or her independence from management or would cause him or her to fail to meet the Nasdaq’s specific independence criteria. When assessing the “materiality” of a director’s relationship with SRAX, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm’s length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board’s judgment, it is not inconsistent with the Nasdaq’s director independence standards and it does not compromise a director’s independence from management.

Applying the Nasdaq’s standards, the Board has determined that Messrs. Savas, Jordan, and Pierce, and Ms. DiClaudio are each “independent” as that term is defined by the Nasdaq’s independence standards.

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Robert Jordan (Chairperson), Colleen DiClaudio, and Marc Savas. The main function of our Audit Committee is to oversee our accounting and financial reporting processes. The Audit Committee assists the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information provided to shareholders and others, appoints SRAX’s independent registered public accounting firm, reviews the services performed by the independent registered public accounting firm and SRAX’s finance department, evaluates SRAX’s accounting policies and the system of internal controls established by management and the Board, reviews significant financial transactions, and oversees enterprise risk management.

The Board has determined that Robert Jordan qualifies as an “audit committee financial expert” within the meaning of SEC rules. An audit committee financial expert is a person who can demonstrate the following attributes: (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions. Mr. Jordan has also been determined to be “independent” by the Board as such term is defined in the NASDAQ listing standards. Additionally, Mr. Jordan meets the independence standards for audit committees under the NASDAQ rules.

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

Mr. Savas and Ms. DiClaudio are the current members of the Compensation Committee.

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

Mr. Savas and Ms. DiClaudio are the current members of the Corporate Governance and Nominating Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2021:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
Marc Savas	Form 4	1
Robert Jordan	Form 4	1
Colleen DiClaudio	Form 4	1
Brock Pierce	Form 4	1

ITEM 11.	EXECUTIVE COMPENSATION.

Say-on-Pay

At our 2020 Annual Meeting of Stockholders held on December 31, 2020, we submitted two proposals to our stockholders regarding our executive compensation practices.

The first was an advisory vote on the 2019 compensation awarded to our named executive officers (commonly known as a “say-on-pay” vote). At our 2020 annual meeting, excluding broker non-votes, approximately 2,925,180 shares cast votes with regard to the say-on-pay proposal. Of those, 2,827,179 or approximately 97%, of the shares approved the compensation of named executive officers. We believe that the outcome of our say-on-pay vote signals our stockholders’ support of our compensation approach, specifically our efforts to retain and motivate our named executive officers. In light of this stockholder support, the Compensation Committee determined not to change its approach to compensation. However, even though stockholders demonstrated overwhelming support for our compensation approach in 2020, the Compensation Committee annually reviews our compensation practices to determine how they might be improved. The Compensation Committee will continue to consider the outcome of say-on-pay votes when making future compensation decisions for our named executive officers.

The second proposal was a vote on the frequency of future stockholder advisory votes regarding compensation awarded to named executive officers (commonly known as a “say-when-on-pay” vote). The frequency of every three years received the highest number of votes cast. Upon review and in accordance with the foregoing results, our Board of Directors determined that we would hold our next say-on-pay vote in three years, at our 2023 Annual Meeting.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed years ended December 31, for:

●	all individuals serving as our principal executive officer or acting in a similar capacity;
●	our two most highly compensated named executive officers, whose annual compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company, at December 31, 2021.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All other compensation ($)		Total ($)

Christopher Miglino,	2021	340,000	225,000	-		32,295	(2)	597,295
Chief Executive Officer	2020	340,000	50,000	648,489	(3)	41,031	(2)	1,079,520

Michael Malone	2021	200,000	75,000	-		9,795	(2)	284,795
Chief Financial Officer	2020	200,000	75,000	-		21,554	(2)	296,554

Christopher Lahiji	2021	332,423	-	-		10,745	(2)	343,168
President, LD Micro (4)	2020	58,749	-	-		6,428	(2)	65,177	(5)

(1)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 17 of the notes to our consolidated financial statements appearing in the 10-K for the year end December 31, 2021 for options awarded in 2021 or prior.
(2)	Healthcare benefits paid by the Company.
(3)	Represents and option to purchase 300,000 shares of Class A Common Stock at an exercise of $2.97 per share and a term of 5 years. The options were fully vested on the grant date.
(4)	Mr. Lahiji joined as president of LD Micro, the Company’s wholly owned subsidiary and as a member of the Board of Directors on September 16, 2020.
(5)	Does not include Cash or Class A Common Stock received as a result of the acquisition of LD Micro, Inc. that closed on September 16, 2020.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with each of Messrs. Miglino, Malone, and Lahiji which provide the compensation arrangements with these individuals. The Company has not engaged a compensation consultant or other consultant performing similar functions to advise the Company on compensation arrangements for our executive officers. Notwithstanding, as described under the heading “Director Compensation”, the Company engaged a compensation consultant to advise on the Company’s non-employee director compensation policy.

Employment Agreement with Mr. Miglino

We employ Christopher Miglino as our Chief Executive Officer for a term of four years pursuant to an employment agreement entered into on January 1, 2012. The employment agreement automatically renews for successive two-year terms unless either party provides notice of non-renewal not later than three (3) months before the conclusion of the then current term. As compensation for his services, Mr. Miglino was initially entitled to receive a base salary of $192,000 which is subject to an annual review. Subsequent to several amendments, effective October 1, 2018, Mr. Miglino’s salary was increased to $340,000 per annum. In addition, he is eligible to receive an annual bonus based upon the achievement of certain to-be-established goals fixed by the Board, which is payable in cash or non-cash compensation as determined by the Board, as well as a discretionary bonus as determined by the Board. Mr. Miglino is entitled to participate in all benefit plans we may offer, up to 45 days of paid vacation annually and reimbursement for out-of-pocket expenses incurred in furtherance of our business.

In addition to accrued obligations (including but not limited to, reimbursements, unpaid salary, unused vacation days, etc.), the following table sets forth the payments that would be made to Mr. Miglino in accordance with his employment agreement had he been terminated by us without cause or by Mr. Miglino for Good Reason, or termination as a result of disability on December 31, 2021.

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

Mr. Malone is entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. The employment agreement with Mr. Malone contains customary confidentiality, non-disclosure and noninterference provisions.

The following table sets forth the payments that would be made to Mr. Malone in accordance with his employment agreement had he been terminated by us “without cause” on December 31, 2021.

Name	Terminated Without Cause	Termination as a result of Disability

Michael Malone
Salary (1)	$33,667	$—
Total:	$33,667	$—

Employment Agreement with Christopher. Lahiji

Effective September 16, 2020, we entered into an employment agreement with Christopher Lahiji pursuant to which he was engaged to serve as the president of LD Micro, Inc., our wholly owned subsidiary acquired in September 2020. Mr. Lahiji’s employment agreement is for a term of three (3) years. Under the terms of the employment agreement, Mr. Lahiji’s compensation includes:

●	an annual base salary of $335,000;

●	an annual bonus at the discretion of the board of directors with a target bonus of fifteen percent (15%) of his base salary;

●	the right to receive equity incentive awards commensurate with those of similarly situated officers of SRAX;

●	A remove office allowance of $1,000 per month; and

●	annual paid time off of 30 days per year.

Upon a termination of Mr. Lahiji’s employment, he will receive the following severance benefits as applicable:

(i)	Upon termination for death: his estate will receive (i) salary earned but not paid through termination, (ii) pay for all contractually earned but unused days off, (iii) any annual bonus earned but unpaid through the date of termination, (iv) three (3) months of remote office allowance, and (v) any previously incurred but unpaid business expenses (collectively, “Final Compensation”);
(ii)	Upon termination for disability: Mr. Lahiji will receive the Final Compensation;
(iii)	Upon termination by the Parent “for cause” or by Mr. Lahiji without “good reason” as such terms are defined in the Employment Agreement, Mr. Lahiji will receive the Final Compensation;
(iv)	Upon a termination by the Parent other than “for cause” or by Mr. Lahiji for “good reason”: Mr. Lahiji will receive (i) the Final Compensation, (ii) twenty four (24) months of his base salary over a twenty four (24) month period, (iii) continued COBRA coverage for twenty four (24) months, and (iv) the immediate vesting of all outstanding equity grants

Mr. Lahiji is entitled to participate in all benefit programs we offer our other executive officers and expense reimbursement. The employment agreement with Mr. Lahiji contains customary confidentiality, non-disclosure and noninterference provisions.

The following table sets forth the payments that would be made to Mr. Lahiji in accordance with his employment agreement had he been terminated by us “without cause” or by him for “good reason” on December 31, 2021.

Name	Terminated Without Cause / For Good Reason

Christopher Lahiji (1)
Salary	$670,000
Accelerated Vesting of Awards	—
Health Care	43,074
Total:	$713,074

Equity Compensation Plans

Our named executive officers participate in our equity compensation plans which are as follows:

2012 Equity Compensation Plan

Our 2012 Equity Compensation Plan (“2012 Plan”) was administered by our board or any of its committees. The purposes of the 2012 Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2012 Plan was at the discretion of the administrator, which has the authority to determine the persons to whom any awards were granted and the terms, conditions and restrictions applicable to any award. Under our 2012 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2012 Plan authorized the issuance of up to 600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2021, we have granted awards under the 2012 Plan equal to approximately 1,334,867 shares of our Class A common stock (with all issuances in excess of 600,000 occurring subsequent to cancellations or forfeitures of certain shares under the 2012 Plan), and 901,428 shares have been cancelled or forfeited. As of January 1, 2022, the 2012 Plan terminated pursuant to its terms.

2014 Equity Compensation Plan

Our 2014 Equity Compensation Plan (“2014 Plan”) is administered by our board or any of its committees. The purposes of the 2014 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2014 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2014 Plan authorizes the issuance of up to 1,600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2021, we have granted awards under the 2014 Plan equal to approximately 1,672,694 shares of our Class A common stock (with all issuances in excess of 1,600,000 occurring subsequent to cancellations or forfeitures of certain shares under the 2014 Plan), and 335,733 shares have been cancelled or forfeited. Accordingly, there are 263,039 shares of Class A common stock available for future awards under the 2014 Plan. In the event of a change in control, awards under the 2014 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2016 Equity Compensation Plan

Our 2016 Equity Compensation Plan (“2016 Plan”) is administered by our board or any of its committees. The purposes of the 2016 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2016 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2016 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2016 Plan authorizes the issuance of up to 600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2021, we have granted awards under the 2016 Plan equal to approximately 829,717 shares of our Class A common stock (with all issuances in excess of 600,000 occurring subsequent to cancellations or forfeitures of certain shares under the 2016 Plan), and 591,833 shares have been cancelled or forfeited. Accordingly, there are 362,116 shares of common stock available for future awards under the 2016 Plan. In the event of a change in control, awards under the 2016 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation. Under the 2016 Plan, we made a conditional grant to our CFO that is subject to the approval of our shareholders to increase the number of shares issuable under the 2016 Plan.

Outstanding Equity Awards Value at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Christopher Miglino	300,000	0		2.97	11/13/2025

Michael Malone	100,000	0		2.56	1/2/2022

DIRECTOR COMPENSATION

Role of Compensation Consultant

The Compensation Committee is authorized to retain the services of one or more compensation advisors, as it sees fit, in connection with the oversight of our non-employee director and executive compensation program and related policies and practices. During 2021, the Compensation Committee retained Aon PLC (“Aon”), a compensation consulting firm with regard to our non-employee director compensation policy. Aon was engaged to provide the Compensation Committee with information, recommendations, and other advice relating to the non-employee director compensation policy only and not with regard to any executive compensation policies. Aon was directly engaged and served at the discretion of the Compensation Committee and provided no other services to the Company.

Current Director Compensation Policy

On October 29, 2021, the Company’s Compensation Committee amended the Company’s non-employee director compensation policy. Effective January 1, 2022, non-employee directors will be entitled to cash compensation of:

●	Annual base compensation for serving on our Board of $30,000; and

●	Additional Annual Committee Compensation of:

○	Audit Committee

■	Chair — $14,000

■	Member — $7,500

○	Compensation Committee

■	Chair — $10,000

■	Member - $5,000

○	Nomination and Governance Committee

■	Chair — $7,500

■	Member — $3,000

Cash compensation will be paid quarterly over the year.

In addition, each director will be entitled to receive an annual stock option grant equal to $100,000. The number of options will be determined using the Black Scholes option pricing model. The options will vest quarterly over the grant year and have a term of seven years.

Legacy Director Compensation Policy

Effective April 15, 2018 and up until December 31, 2021, each non-employee director received $30,000 as an annual board fee payable as follows:

●	Up to $15,000 in cash paid quarterly over the grant year; and

●	The balance in Class A common stock purchase options issued on April 15 of each year and vesting quarterly over the grant year and have a term of seven (7) years. The stock options will be valued using the Black-Scholes option pricing model and are subject to customary assumptions used in the preparation of financial statements.

Director Compensation for 2021

The following table provides information concerning the compensation paid to our non-executive directors for their services as members of our board of directors for the year ended December 31, 2021. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

The awards with respect to which values are provided under the column “Option Awards” below are exclusively stock options, which have realizable value only if they actually vest over time and to the extent, if any, that our stock price exceeds the applicable exercise prices. The values provided below for these awards are based on applicable accounting standards, and do not necessarily reflect the actual amounts realized or realizable pursuant to the underlying stock options.

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Colleen DiClaudio	15,000	(1)		15,000	(2)	—	—	—	30,000
Marc Savas	15,000	(1)		15,000	(2)	—	—	—	30,000
Brock Pierce	-			24,000	(3)	—	—	—	24,000
Robert Jordan	15,000	(1)		15,000	(2)	—	—	—	30,000

(1)	Compensation includes (i) portion of cash payment applicable to 2021 year for Board year beginning 4/15/20 and ending 4/14/2021 and (ii) portion of cash payment applicable for 2021 year for Board year beginning 4/15/21 until 12/31/2021.

(2)	Compensation applicable to 2021 year includes $15,000 from the vesting of 5,730 Class A common stock purchase options. Of these options, (i) 2,809 options have an issuance date of 4/15/20, an exercise price per share of $1.95, a term of seven (7) years, and vest quarterly on 7/15/20, 10/15/20, 1/15/21, and 4/15/21, and (ii) 2,921 options have an issuance date of 4/15/21, an exercise price per share of $4.38, a term of seven (7) years, and vest quarterly on 7/15/21, 10/15/21, 1/15/22, and 4/15/22,

(3)	Mr. Pierce joined the Board in March of 2021. Mr. Pierce elected to receive all options. Such amount includes (i) 803 options having an issuance date of March 10, 2021, an exercise price of $4.48 per share, a term of seven (7) years, and vest quarterly on 7/15/21, 10/15/21, 1/15/22, and 4/15/22 and (ii) 5,842 options having an issuance date of 4/15/21, an exercise price of $4.38 per share, a term of seven (7) years, and vest quarterly on 7/15/21, 10/15/21, 1/15/22, and 4/15/22

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF SHARES OF CLASS A COMMON STOCK

At August 31, 2022, we had 26,226,401 shares of Class A common stock issued and outstanding. The following table sets forth information known to us as of August 31, 2022 relating to the beneficial ownership of shares of our Class A common stock by:

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

		Common Stock
		Common Shares
		Underlying
	Common	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Shares	Securities (2)	Total	Class (2)

Directors and named Executive Officers
Christopher Miglino	887,575	330,000	1,217,575	4.57%
Christopher Lahiji (3)	1,490,000	-	1,490,000	5.66%
Marc Savas	11,945	43,230	55,175	*
Robert Jordan	6,510	43,230	49,740	*
Colleen DiClaudio	7,813	43,230	51,043	*
Michael Malone (4)	27,544		27,544	*
Brock Pierce	20,000	31,282	51,282	*

All directors and executive officers as a group (7 persons)	2,451,387	490,971	2,942,358	10.98%

Beneficial Owners of 5% or more
Whitefort Capital Master Fund, LP (5)	1,713,410	-	1,713,410	6.51%
Percy Rockdale LLC (6)	2,604,576	-	2,604,576	9.90%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 2629 Townsgate Rd. #215, Westlake Village, CA 91361.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 26,315,178 shares of Class A common stock issued and outstanding as of August 31, 2022.

(3)	Mr. Lahiji is a party to a voting agreement with SRAX whereby Mr. Lahiji appoints Mr. Miglino, or any successor designated by the Board of Directors to vote the shares of Common Stock issued in the LD Micro acquisition transaction until December 31, 2022. Mr. Lahiji is also a party to a lock-up agreement whereby Mr. Lahiji is restricted from selling the shares of Common Stock issued to him in the LD Micro acquisition transaction until September 16, 2023.

(4)	Does not include conditional option grant to purchase 100,000 shares issued on January 6, 2022 to Mr. Malone that is subject to shareholder approval. Assuming shareholder approval, the option vests quarterly over the grant year.

(5)	Disclosed pursuant to Schedule 13(g) filed with the SEC on February 3, 2022. Address of beneficial owner is 12 East 49th Street, 40th Floor, New York, New York 10017. Reporting Person is managed by Whitefort Capital Management, LP. David Salanic and Joseph Kaplan are co-managing partners at Whitefort Capital Management.

(6)	Disclosed pursuant to Schedule 13(g) filed with the SEC on February 4, 2022. Address of beneficial owner is 595 Madison Avenue, 29th Floor, New York, NY 10022. Shares are owned by Percy Rockdale which owns 234,540 shares and Continental General Insurance Company (“GCIC”), which owns 2,370,036 shares. Continental Insurance Group, Ltd. (“CIG”), as the sole owner of CGIC may be deemed to be the beneficial owner and Continental General Holdings LLC (“CGH”), as the sole owner of CIG may be deemed to be the beneficial owner. Michael Gorzynski, as the sole manager of Percy Rockdale and as a manager and executive chairman of CGH, may be deemed beneficially own the shares.

EQUITY COMPENSATION INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2012 Equity Compensation Plan (1)	400,000	$2.87	166,561
2014 Equity Compensation Plan	864,127	$3.10	263,039
2016 Equity Compensation Plan	67,660	$2.84	328,783
Plans not approved by stockholders
N/A

(1)	2012 Equity Compensation Plan expired on January 1, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Transactions

Summarized below are certain transactions and business relationships between SRAX and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2020.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in the Section of this Annual Report entitled “Executive Compensation.”

Information regarding disclosure of compensation to a director for the year ended December 31, 2021 is included in the Section of this Annual Report entitled “Director Compensation.”

●	During the fiscal year of January 1, 2020 through December 31, 2020, we paid the following compensation to our non-employee Board members:

○	an aggregate of $60,000 in cash paid in quarterly payments;

○	an aggregate of 3,237 Class A common stock purchase options that vested during 2020 out of 11,252 initial options issued on April 15, 2019, with each such option having an exercise price of $5.49 per share, a term of seven (7) years and such portion that vested in 2020 was valued at $17,260 in the aggregate;

○	an aggregate of 26,805 Class A common stock purchase options that vested during 2020 out of 37,630 initial options issued on April 15, 2020, with each such option having an exercise price of $1.95 per share, a term of seven (7) years and such vested portion was valued at $42,739 in the aggregate;

●	Christopher Miglino, our CEO, served on the board of directors of one of our advertising customers, EVmo, Inc. (fka YayYo, Inc.) which purchases advertising at market rates. As of January 22, 2020, Mr. Miglino was no longer a member of the board of directors of YayYo, Inc.

●	On September 4, 2020, pursuant to our agreement and plan of merger with LD Micro, Inc., we agreed to issue the shareholders of LD Micro (i) $4,000,000 with (a) $1,000,000 upon closing, (b) $1,000,000 on January 1, 2021, (c) $1,000,000 on April 1, 2021, and (d) $1,000,000 on July 1, 2021, and (ii) 1,600,000 shares of Class A Common Stock at the closing. Pursuant to his position as a shareholder of LD Micro, Christophe Lahiji, the president of LD Micro, Inc. and a member of our Board received 1,490,000 shares of Class A Common Stock and will be entitled to receive approximately 85% of the cash compensation. Mr. Lahiji is currently subject to a lock-up agreement with respect to his shares of SRAX for 36 months from the date of the closing of the merger with LD Micro and a voting agreement to vote his shares pursuant to the Board’s recommendations, which is effective until December 31, 2023

●	The Company subleased a suite at the Sofi Stadium in Los Angeles from an entity wholly owned by Christopher Miglino, our CEO. The sublease is for a period of one (1) year, at a rate of $382,500, and commenced on the date that the stadium opened to the general public. We believe that such annual rate is a discount from prevailing market rates and is less than the master lease rate. During May of 2022, the Company renewed the lease for four (4) additional National Football League seasons for average per year of approximately $496,836 over four (4) years. This amount is a pass-through of the actual expenses incurred by our affiliate without markup. The lease terminates in February 2026.

●	On August 4, 2021, the Board declared a one-time bonus payment of $15,000 to all non-employee directors. As a result, the Company paid an aggregate of $60,000 in bonuses.

●	On October 29, 2021, the Compensation Committee amended the Company’s non-employee director compensation policy. The policy became effective January 1, 2022 and is set forth below under the section entitled “Director Compensation”.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of Class A Common Stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,468.55. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	On January 6, 2022, we issued Michael Malone, our Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is subject to shareholder approval as a conditional grant. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $330,821.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of Class A common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $396,986.

●	We entered into certain agreements and transactions with BIGtoken, Inc. our former subsidiary since January 1, 2020. We owned more than 50% of the outstanding common stock of BIGtoken until November 1, 2021, upon the completion of a merger by BIGtoken with a third party whereby SRAX ceased to be a majority owner of BIGtoken and Christopher Miglino and Michael Malone, were replaced as CEO and CFO respectively, by management of the target in the merger. Additionally, on December 30, 2021, SRAX converted the common stock of BIGtoken that it owned into a class of preferred stock of BIGtoken with no voting rights and a beneficial ownership limitation of 4.99%. On June 30, 2022, Christopher Miglino resigned as a board member of BIGtoken and we had no further officers or directors of SRAX performing any services for BIGtoken. The following represents transactions entered into between SRAX and BIGtoken since January 1, 2020:

○	Pursuant to the divestiture of BIGtoken on February 4, 2021, we (i) entered into a share exchange agreement whereby we received 149,562,566,584 shares of common stock of BIGtoken (fka Force Protection Video Equipment Corp.) (ii) entered into a transition services agreement with BIGtoken, (iii) entered into a master separation agreement with BIGtoken, and (iv) entered into a registration agreement with BIGtoken with respect to the shares of common stock received pursuant to the exchange agreement.

○	On December 29, 2021 we exchanged our 149,562,566,584 shares of common stock of BIGtoken for 242,079 shares of Series D Preferred Stock of BIGtoken, which (i) converts back into the same number of shares owned prior to the exchange, (ii) has a beneficial ownership limitation of 4.99% (can be increased to 9.99% on 61 days notice), and (iii) is no-voting, except as required by law.

○	On February 11, 2022, we entered into a simple agreement for future equity (“SAFE”) with BIGtoken whereby we funded $300,000 and in March of 2022, we funded an additional $700,000. Upon BIGtoken completing an offering of its securities, amounts due under the SAFE will convert, at our option, into shares of Series D Preferred Stock of BIGtoken. The SAFE additionally provides that we will receive warrants to purchase Series D Preferred Stock of BIGtoken upon the completion of an equity financing.

○	Between December 2021 and March 31, 2022, we factored receivables of approximately $1.2 million for BIGtoken. As of June 30, 2022, $0.4 million is due and payable to us from BIGtoken.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by our independent auditor for 2021 and 2020. All fees were paid to RBSM LLP.

	2021	2020
Audit Fees	$342,500	$326,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	45,000	45,000
Total	$387,500	$371,250

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

Pre-Approval of Independent Auditor Services and Fees

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees, and all other fees paid to the auditors with respect to 2021 were pre-approved by the Audit Committee. RBSM LLP did not provide any other services during 2021 except those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Exhibits

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.05(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.06(i)	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
3.07(i)	Certificate of Validation and Certificate of Increase filed on January 31, 2022		8-K/A	3.01(i)	001-37916	2/2/2022
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan		1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan		8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan		S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering		8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering		8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering		8-K	4.01	001-37916	8/14/19

4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19

10.24	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering		8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering		8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering		8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
10.36	Exchange Agreement with FPVD dated December 29, 2021		8-K	10.01	001-37916	12/30/21
10.37	Form of Contingent Value Right Agreement dated June 13, 2022	*
10.38	Form of Bridge Note dated July 1, 2022	*
10.39	Form of Safe entered into with BIGtoken on February 11, 2022	*
10.40	Form of Revolving Note from August 2022 Senior Secured Revolving Credit Facility		8-K	4.01	001-37916	8/12/22
10.41	Form of Credit Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.01	001-37916	8/12/22
10.42	Form of Guaranty Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.02	001-37916	8/12/22
10.43	Form of Security Agreement (SRAX) from August 2022 Senior Secured Revolving Credit Facility		8-K	10.03	001-37916	8/12/22
10.44	Form of Security Agreement (LD Micro) from August 2022 Senior Secured Credit Facility		8-K	10.04	001-37916	8/12/22
10.45	Form of Patent Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.05	001-37916	8/12/22
10.46	Form of Trademark Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.06	001-37916	8/12/22
10.47	Form of Pledge and Escrow Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.07	001-37916	8/12/22
10,48	Form of Registration Rights Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.08	001-37916	8/12/22
10.49	Form of Fee Letter from August 2022 Senior Secured Revolving Credit Facility		8-K	10.09	001-37916	8/12/22
14.01	Code of Ethics and Conduct		S-1/A	99.1	001-37916	6/4/12
21.01	Subsidiaries of Registrant	*
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRAX, Inc.

October 12, 2022	By:	/s/ Chris Miglino
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

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors, Chief Executive Officer; principal executive officer	October 12, 2022

/s/ Michael Malone Michael Malone	Chief Financial Officer, principal financial and accounting officer	October 12, 2022

/s/ Marc Savas Marc Savas	Director	October 12, 2022

/s/ Colleen DiClaudio Colleen DiClaudio	Director	October 12, 2022

/s/ Robert Jordan Robert Jordan	Director	October 12, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRAX, Inc. (the “Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY Washington DC, Las Vegas, NV, San Francisco, CA,

Athens GRE, Beijing, CHN, Mumbai and Pune IND

Member of ANTEA International with affiliated offices worldwide

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

Investment Valuation

As described in Notes 6 and 25 to the consolidated financial statements, the Company’s consolidated investments total $19,700,000 at December 31, 2021. Investments primarily consist of common stock of publicly traded companies.

We identified the valuation of marketable securities as a critical audit matter. The Company uses a third-party consultant to provide guidance and assistance to the Company’s management in developing the assumptions, inputs, pricing models utilized in the Put Option Pricing Models (POPMs) used in the calculations to determine discounts at the contracts’ inception dates and each of the respective balance sheet dates for financial statement reporting purposes in order to comply with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities and FASB Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, and ASC 820, Fair Values.

An integral part of the Company’s fair value measurement process is the assessment of the type of securities as well as the securities’ liquidity and marketability. The Company initially classifies securities between debt securities, equity securities, warrants, convertible debt, or preferred stock. For convertible debt securities the Company evaluated the security in its current “all-in” form as convertible debt and did not use the “if converted” value. Convertible debt is valued based on an analysis of the implied call option and a discounted cash flow analysis of the debt component. Equity securities were valued using the quoted prices times the number of shares acquired. The securities are then evaluated based on their marketability (usually based on the restrictions on resale into the securities primary market) and liquidity.

If the Company determines the listed securities trading market is not an active market, the Company observes other transactions reported by the listed company including private equity transactions, non-cash equity transactions, the trading price and other factors. The Company determined a fair value of the respective security’s price based on this analysis. This price is the lower of the listed price or the fair value based on the analysis.

How the Critical Audit Matter Was Addressed in the Audit

●	Reviewed the qualifications, independence, objectives and scope of the third-party specialist.
●	Used historical average daily trading volumes in conjunction with the estimated shares that can be transacted per day in order to determine the average expected days to sell securities, and whether a discount for lack of marketability is appropriate.
●	With the assistance of an internal valuation specialist, we tested the methodology and assumptions used in the valuation. This includes testing of the model that was used to determine the value of the protective put model. Specific assumptions that were tested in the model include the stock price of the securities, volatility of the securities, the risk-free rate of interest, dividend yield, and the time-to-maturity (holding period). The assumptions used in the time-adjusted analysis include the evaluation of the Company’s holdings based on historical trading data.
●	Tested proper classification of investment valuations within the Fair Value Hierarchy as set forth in ASC 820. We tested management’s analysis of the securities, which considered the Company’s holdings relative to the average daily trading volume of the securities over a period of time to determine whether the investment required a discount for lack of marketability.
●	Developed an independent expectation for comparison to the Company’s estimate.

●	We tested information produced by the Company as audit evidence, to evaluate whether the information is sufficient and appropriate for purposes of the audit by performing procedures to (1) test the accuracy and completeness of the information, and (2) evaluate whether the information is sufficiently precise and detailed for purposes of the audit.
●	We used data from an external source, and evaluated the relevance and reliability of the data, and included historical stock prices and historical trading activity.
●	We identified and tested the assumptions used by the Company which were significant assumptions to the accounting estimate. These included active market or inactive market, marketability – restrictions on resale, liquidity – estimated days to liquidate, and volatility.
●	Reviewed and evaluated evidence of securities acquired by agreeing to contract amount, contract date, and stock certificates or agreements.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company derives its revenues primarily from annual contracts which include subscription fees earned from customers accessing the platform and managed services. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have annual contractual terms and are billed in advance and the amounts are non-refundable. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended December 31, 2021, the Company’s revenue was $26.7 million.

We identified revenue recognition as a critical audit matter. The principal considerations for our determination that performing procedures relating to revenue recognition involved a high degree of audit effort in performing audit procedures and evaluating audit evidence related to the Company’s revenue recognition.

The Company’s financial reporting process involves determining the estimated fair value of the marketable securities received as consideration for services rendered to the Company’s customers. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods or services to the customer. In cases which the Company receives marketable securities as payment the transaction price is determined to be the lower of the fair market value of the securities received or the contract amount.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s determination of revenue recognition for contracts accounted for over time included the following, among others:

●	Tested revenue transactions on a sample basis by tracing revenue transactions to source documents, including customer contracts, orders, invoices, marketable securities received and cash receipts, where applicable;
●	Tested securities valuations at contract date.
●	Tested that the deferred revenue was the lower of the contract price or the securities price.
●	Tested the completeness and accuracy of data provided by management;
●	Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated;
●	Inquired and tested the estimates to complete with senior management to understand the service delivery process;
●	Tested the contract costs through a combination of tests of details, in which we selected individual costs and obtained supporting documentation; and,
●	Tested the mathematical accuracy of management’s calculation of revenue and deferred revenue for the performance obligation.
●	Rolled forward activity in deferred income as a result in change in fair value.

We have served as the Company’s auditor since 2011

/s/ RBSM LLP

New York, NY

October 12, 2022

PCAOB ID: 587

SRAX, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2021	2020

Assets
Current assets
Cash and cash equivalents	$1,348,000	$450,000
Accounts receivable, net	821,000	1,409,000
Contracts receivable	844,000	-
Marketable securities	15,617,000	8,447,000
Designated assets for return of capital	3,925,000	-
Prepaid expenses and other current assets	430,000	361,000

Current assets of discontinued operations	-	1,206,000
Total current assets	22,985,000	11,873,000

Notes receivable	935,000	893,000
Property and equipment, net	114,000	117,000
Intangible assets, net	1,443,000	1,492,000
Right of use assets	257,000	366,000
Other assets	36,000	2,000
Goodwill	17,906,000	17,906,000
Long-term assets of discontinued operations	-	6,364,000
Total assets	$43,676,000	$39,013,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,095,000	$2,708,000
Deferred revenue	12,859,000	4,842,000
Other current liabilities	763,000	3,417,000
Payroll protection loan - current portion	10,000	747,000
OID notes payable	1,164,000	6,016,000
Series A preferred stock, authorized 36,462,417 shares, $0.001 par value, 36,462,417 shares and none issued and outstanding, respectively	3,925,000	-
Current liabilities of discontinued operations	-	1,305,000
Total current liabilities	22,816,000	19,035,000

Right of use liability - long term	114,000	243,000
Payroll protection loan - long term	-	379,000
Deferred tax liability	-	131,000
Total liabilities	22,930,000	19,788,000

Commitments and contingencies (Note 19)	-	-

Stockholders’ equity
Class A common stock, authorized 250,000,000 shares, $0.001 par value, 25,995,172 and 16,145,778 shares issued and outstanding, respectively	26,000	16,000
Additional paid in capital	51,075,000	69,551,000
Accumulated deficit	(30,355,000)	(50,342,000)
Total stockholders’ equity	20,746,000	19,225,000
Total liabilities and stockholders’ equity	$43,676,000	$39,013,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2021	2020

Revenues	$26,707,000	$6,479,000

Cost and expenses
Cost of revenue	6,521,000	1,789,000
Employee related costs	7,533,000	4,683,000
Marketing and selling expenses	6,330,000	1,717,000
Platform costs	214,000	960,000
Depreciation and amortization	842,000	772,000
General and administrative expenses	5,352,000	3,590,000
Total cost and expenses	26,792,000	13,511,000

Income (loss) from operations	(85,000)	(7,032,000)

Other income (expense)
Financing costs	(10,295,000)	(12,150,000)
Realized gain on marketable securities	804,000	684,000
Unrealized gain (loss) on marketable securities	(7,904,000)	261,000
Realized loss on designated assets	(84,000)	-
Unrealized loss on designated assets	(2,378,000)	-
Gain on sale of SRAXmd, net	-	7,873,000
Interest income	42,000	-
Other income	1,144,000	-
Change in fair value of preferred stock	2,462,000	-
Change in fair value of derivative liabilities	-	321,000
Total other expense	(16,209,000)	(3,011,000)

Loss before provision for income taxes	(16,294,000)	(10,043,000)
Provision for income tax benefit (expense)	127,000	(21,000)
Loss from continuing operations	(16,167,000)	(10,064,000)

Discontinued operations
Loss before income tax benefits	(14,376,000)	(4,641,000)
Loss on disposal of subsidiary	(10,684,000)	-
Income tax benefit	-	-
Loss from discontinued operations	(25,060,000)	(4,641,000)
Net loss	(41,227,000)	(14,705,000)

Net loss attributable to non-controlling interest in discontinued operations	6,465,000	-

Net loss attributable to SRAX, Inc.	$(34,762,000)	$(14,705,000)

Basic and diluted loss per share
Continuing operations	$(0.69)	$(0.69)
Discontinued operations attributable to SRAX, Inc.	(0.79)	(0.32)
Net loss per share, basic and diluted	$(1.48)	$(1.01)

Weighted average shares outstanding, basic and diluted	23,550,744	14,649,788

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2019	13,997,452	$14,000	$48,129,000	$(35,637,000)	$-	$12,506,000
Stock based compensation	-	-	1,710,000	-	-	1,710,000
Relative fair value of warrants issued with notes payable	-	-	4,331,000	-	-	4,331,000
Shares issued for extension agreement	36,700	-	71,000	-	-	71,000
Shares issued for debt extinguishment	100,000	-	181,000	-	-	181,000
Conversion of debt to equity	411,626	-	434,000	-	-	434,000
Common stock issued for the acquisition of a subsidiary	1,600,000	2,000	4,262,000	-	-	4,264,000
Reclassification of warrants from liability to equity	-	-	4,076,000	-	-	4,076,000
Premium on debt extinguishment	-	-	46,000	-	-	46,000
Beneficial conversion feature	-	-	6,311,000	-	-	6,311,000
Net loss	-	-	-	(14,705,000)	-	(14,705,000)
Balance, December 31, 2020	16,145,778	16,000	69,551,000	(50,342,000)	-	19,225,000
Stock based compensation	-	-	1,006,000	-	-	1,006,000
Shares issued for cash	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	3,122,167	3,000	5,971,000	-	-	5,974,000
Shares issued for exercise of warrants, net of offering costs	6,828,611	7,000	15,945,000	-	-	15,952,000
Warrants issued as an inducement to exercise warrants	-	-	7,737,000	-	-	7,737,000
Acquisition of noncontrolling interest of FVPD	-	-	-	-	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	5,860,000	5,860,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	5,860,000	5,860,000
Dividends on preferred stock	-	-	(6,387,000)	-	-	(6,387,000)
Disposition of subsidiary	-	-	(42,239,000)	54,749,000	(6,045,000)	6,465,000
Repurchase and retirement of shares	(155,000)	-	(793,000)	-	-	(793,000)
Net loss attributable to SRAX, Inc.	-	-	-	(34,762,000)	-	(34,762,000)
Net loss attributable to non controlling interest in discontinued operations	-	-	-	-	(6,465,000)	(6,465,000)
Balance, December 31, 2021	25,995,172	$26,000	$51,075,000	$(30,355,000)	$-	$20,746,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020

Cash flows from operating activities
Net loss	$(41,227,000)	$(14,705,000)
Less: Loss from discontinued operations, net of tax	(25,060,000)	(4,641,000)
Loss from continuing operations	(16,167,000)	(10,064,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on marketable securities	7,904,000	(261,000)
Realized gain on marketable securities	(804,000)	(684,000)
Unrealized loss on designated assets	2,378,000	-
Realized loss on designated assets	84,000	-
Gain on sale of SRAXmd	-	(7,873,000)
Interest income	(42,000)	-
Change in fair value of preferred stock	(2,462,000)	-
Change in fair value of derivative liabilities	-	(321,000)
Forgiveness of payroll protection program loan	(1,116,000)	-
Warrants issued by FVPD for SRAX, Inc. debenture holders	885,000	-
Loss on extinguishment of debt	-	1,103,000
Warrant inducement charge	7,737,000	-
Marketable securities received for accounts receivable previously written off	(409,000)	-
Amortization of debt issue costs	854,000	9,128,000
Stock based compensation	1,006,000	1,615,000
Provision for bad debts	(20,000)	17,000
Depreciation expense	72,000	28,000
Amortization of intangibles	847,000	744,000
Net change in right of use asset and liability	(20,000)	(19,000)
Non-cash financing expense	268,000	-
Changes in operating assets and liabilities
Accounts receivable	1,680,000	(1,439,000)
Prepaid expenses and other current assets	(820,000)	400,000
Accounts payable and accrued expenses	3,278,000	1,521,000
Deferred revenue	(20,669,000)	-
Other current liabilities	350,000	(3,049,000)
Deferred tax liability	(131,000)	-
Net cash used in continuing operations	(15,317,000)	(9,154,000)
Net cash used in discontinued operations	(8,118,000)	(4,335,000)
Net cash used in operating activities	(23,435,000)	(13,489,000)

Cash flows from investing activities
Proceeds from the sale of marketable securities	8,666,000	519,000
Proceeds from the sale of designated assets	686,000	-
Purchase of marketable securities	(1,450,000)	-
Proceeds from sale of SRAXmd, net	-	7,000,000
Acquisition of LD Micro, net of cash acquired	-	(697,000)
Payment for deferred consideration to LD Micro	(3,004,000)	-
Acquisition of property and equipment	(69,000)	-
Acquisition of intangible assets	(798,000)	(633,000)
Other assets	(33,000)	32,000
Net cash from continuing operations	3,998,000	6,221,000
Net cash from (used in) discontinued operations	841,000	(175,000)
Net cash from investing activities	4,839,000	6,046,000

Cash flows from financing activities
Proceeds from the issuance of common stock units	284,000	-
Proceeds from the exercise of warrants	15,952,000	-
Repurchase of shares	(793,000)
Proceeds from OID notes payable, less issuance costs	-	11,988,000
Redemption of OID notes payable	-	(6,070,000)
Proceeds from issuance of short-term notes payable, less issuance costs	-	960,000
Repayment of short-term notes payable	-	(100,000)
Proceeds from payroll protection program	-	1,084,000
Proceeds from the issuance of notes payable	-	2,130,000
Repayment of notes payable	-	(2,130,000)
Net cash from continuing operations	15,443,000	7,862,000
Net cash from discontinued operations	4,736,000	-
Net cash from financing activities	20,179,000	7,862,000

Net increase in cash from continuing operations	4,124,000	4,929,000
Net decrease in cash from discontinued operations	(2,541,000)	(4,510,000)
Cash, cash equivalents and board designated restricted cash beginning of year	451,000	32,000
Cash, cash equivalents and board designated restricted cash end of year	2,034,000	451,000
Less: Cash from discontinued operations	-	1,000
Cash, cash equivalents and board designated restricted cash from continuing operations	2,034,000	450,000
Cash reserved for designated asset for return of capital	(686,000)	-
Cash and cash equivalents	$1,348,000	$450,000

Supplemental schedule of cash flow information
Cash paid for interest	$-	$176,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Common stock received in lieu of cash for accounts receivable	$27,842,000	$8,406,000
Convertible notes converted into shares	$5,974,000	$434,000
Designation of marketable securities for dividend distribution	$6,387,000	$-
Dividends on preferred stock	$6,387,000	$-
Vesting of common stock award	$-	$94,000
Relative fair value of warrants issued with term loan	$-	$83,000
Derivative liabilities transferred to equity	$-	$4,076,000
Shares of common stock issued for extension agreement	$-	$71,000
Fair value of BCF for debt financings	$-	$6,311,000
Fair value of warrants issued for debt financings	$-	$4,248,000
Premium on debt financings	$-	$46,000
Original issue discount recorded on OID convertible debentures	$-	$1,931,000
Shares issued for the acquisition of a subsidiary	$-	$4,264,000
Common stock issued to settle liability	$-	$181,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. We are headquartered in Westlake Village, California but work as a distributed virtual Company. The Consolidated Financial Statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD Micro”).

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units, which we consider to be one reporting unit:

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

On December 29, 2021, we deconsolidated our majority owned subsidiary BIG Token, Inc. (“BIGToken”) (formerly known as Force Protection Video Equipment Corporation). After the deconsolidation, we do not beneficially own controlling interest in BIGtoken, and no longer consolidate BIGtoken into our financial results for periods ending after December 31, 2021. The financial results of BIGtoken for the years ended December 31, 2021 and 2020 are presented as income from discontinued operations, net of taxes on the consolidated statements of operations and its assets and liabilities as of December 31, 2021 are presented as assets and liabilities of discontinued operations on the consolidated balance sheets. The historical consolidated statement of cash flows has also been revised to reflect the effect of the deconsolidation. See Note 2 – Discontinued Operations. Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. As of December 31, 2021, the Company had cash and cash equivalents of $1,348,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that our audited Consolidated Financial Statements are issued.

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

We expect that our existing cash and cash equivalents, our accounts receivable and marketable securities as of December 31, 2021, will not be sufficient to enable us to fund our anticipated level of operations through one year from the date these financial statements are issued.  We anticipate raising additional capital through the private and public sales of our equity or debt securities and selling our marketable securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations altogether.

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, and uncertain. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, allowance for doubtful accounts and sales credits, valuation of marketable investment securities, stock-based compensation, income taxes, purchase price for acquisition, goodwill, other intangible assets, put rights and valuation of other assets and liabilities.

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

In determining fair value, the Company uses various valuation techniques. A fair value hierarchy for inputs is used in measuring fair value. It maximizes observable inputs and minimizes unobservable inputs. Valuation techniques consistent with the market or income approach are used to measure fair value. The fair value hierarchy is categorized into three levels:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.;
●	Level 2 - Valuations based on inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly.; and
●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value is a market-based measure that is based on assumptions of prices and inputs considered from the perspective of a market participant on the measurement date. Therefore, even when market assumptions are not readily available, the fund’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date.

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors. The determination of fair value requires prudent judgment. Due to the inherent uncertainty of valuation, estimated values may be materially different from values were a ready market available. Inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the fund’s level is based on the lowest significant level input to the fair value measurement.

Valuation Techniques and Inputs

Investments in securities and securities sold short that are both freely tradable and listed on major securities exchanges are valued at their last reported sales price as of the valuation date.

Many over-the-counter contracts have bid and ask prices that are observable in the marketplace. Bid prices reflect the highest price that the marketplace participants are willing to pay for an asset. Ask prices represent the lowest price that the marketplace participants are willing to accept for an asset.

An integral part of the Company’s fair value measurement process is the assessment of the type of securities as well as the securities’ liquidity and marketability. The Company initially classifies securities between debt securities, equity securities, warrants, convertible debt, or preferred stock. The Company does not have any debt securities as of December 31, 2021 and 2020. Warrants are initially valued at cost, if acquired for cash, or at intrinsic value. For convertible debt securities the investor generally should evaluate the security in its current “all-in” form as convertible debt and not use the “if converted” value. Convertible debt is valued based on an analysis of the implied call option and a discounted cash flow analysis of the debt component. Equity securities are valued using the quoted prices times the number of shares acquired. The securities are then evaluated based on their marketability (usually based on the restrictions on resale into the securities primary market) and liquidity.

The Company considers there to be an active market based on the guidance in ASC 820-10-35-54C. In an active market, transactions for the asset or liability take place with sufficient frequency and volume to provide pricing information on an ongoing basis. An orderly transaction assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. Whether transactions take place with sufficient frequency and volume to constitute an active market is a matter of judgement and depends on the facts and circumstances of the market for the asset or liability. If the Company determines that the trading market for a security is not an active market the Company evaluates the stock price based on other observable or unobservable inputs. A market with limited activity may still provide relevant pricing information when there is no contrary evidence that the pricing information is not relevant to the fair value of the asset. In certain situations, the Company’s security holdings represent share quantities that materially exceed the average daily trading volume of the securities in their primary market. Thus, the Company considers a discount due to the lack of liquidity. If the Company determines it can liquidate its position within 180 days based on 10% of the securities average daily trading volume, no discount is applied. Rule 144 also has an alternative volume limit for affiliates of up to 10% of the tranche (or class) outstanding for debt securities. We believe this provides a reasonable basis to suggest this 10% of trading volume should have minimal impact on market prices.

Securities with a marketability holding period in excess of 180 days is subjected to a discount for marketability. If a security has both a marketability holding period over 180 days and a liquidation period of over 180 days the Company will evaluate the impact of both the marketability and liquidity discounts. The Company utilizes the quoted market price on the date of valuation calculates a discount for marketability and liquidity based on a protective put option pricing model that factors in both the lack of marketability and liquidity.

Independent Valuation Expert

The Company uses a third party specialist to provide guidance around the assumptions, inputs, pricing models utilized valuation calculations into the various Put Option Pricing Models (POPMs) used in the calculations to determine discounts at contract inceptions date and each of the respective balance sheet dates.

If the Company has access to material non-public information regarding an investee, it will consider this information as an input for purposes of valuing the security. In these situations, the Company will consider the impact this information will have on the valuation of the securities on a case-by-case basis. These situations could arise due to the Company being an affiliate of the issuer or an officer or director of the Company is an affiliate of the issuer.

These securities are categorized in Level 1 of the fair value hierarchy to the extent these securities are actively traded. Securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level 2 of the fair value hierarchy.

Investments in Restricted Securities of Public Companies

Investments in restricted securities of public companies cannot be offered for sale to the public until the company complies with certain statutory requirements. The valuation will not exceed the listed price on any major securities exchange. Investments in restricted securities of public companies are generally categorized in Level 2 of the fair value hierarchy. However, investments in public companies may be categorized in Level 3 of the fair value hierarchy depending on the level of observable liquidity. Specifically, if the Company determines the market activity is not sufficient to conclude the market activity represents an Active Market pursuant to ASC 820 -10 -35 36B.

The Company evaluates the trading activity of each listed security to determine if the trading market is an Active Market for purposes of evaluating Fair Value under ASC 820. The Company evaluated the number of trade observations during the year, the percentage of the total trading days the security traded on its listed market during the full year or the portion of the year if the security was initially listed during the year, and at the dollar value of the trading activity for the full year as a percentage of the market capitalization of the security. If the Company determines the listed securities trading market is not an active market it looks at other transactions reported by the listed company including private equity transactions, non-cash equity transactions, the trading price and other factors. The Company determines a fair value of the stock price based on this analysis. This price is the lower of the listed price or the fair value based on the analysis. The Company also considers the marketability and liquidity discounts on the listed security in determining fair value.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2021 and 2020, the Company had $1,098,000 and $200,000 in excess of the federal insurance limit, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Allowance for doubtful accounts was approximately $130,000 and $15,000 as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company had one customer with an accounts receivable balance of approximately 11%. As of December 31, 2020, the Company had three customers with accounts receivable balances of approximately 43.41%, 11.60%, and 10.53%.

For the year ended December 31, 2021, the Company had no customers that account for a significant percentage of total revenue. For the year ended December 31, 2020, the Company had one customer that accounted for 18.1% of total revenue.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2021 or 2020, respectively.

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

Intangible assets

Intangible assets consist of intellectual property, trademarks, trade names, and non-compete agreements, and internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five years.

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2021, and 2020 there has been no impairment associated with internal use software. For the years ended December 31, 2021, and 2020, the Company capitalized software development costs of $798,000 and $633,000, respectively.

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

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of December 31, 2021 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. The Company concluded the fair value of the goodwill exceed the carrying value accordingly there were no indicators of impairment for the years ended December 31, 2021 and 2020.

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

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows if the carrying value of a reporting unit exceeds its fair value, then the amount by which it exceeds its fair value will be recognized as an impairment.

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

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a significant impact to the nature and timing of our revenues, results of operations, cash flows and statement of financial position.

Revenue from all sale types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, we estimate variable consideration at the expected value amount which is based on management’s analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. We continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and required to be accounted for separately or combined, including allocation of transaction price; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

Revenue from contracts with customers is recognized when the promised goods or services is transferred to the customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenue primarily from the licensing of our Sequire Platform and Services associated with our customer’s use of the platform, consisting of data insights, marketing, creative, and paid media advertising Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring ratably over the contract period. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred services.

Licensing and Service revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is expected to begin. Service contracts are generally for 12 months in length, billed either monthly or annually and generally in advance. Services revenue are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service.

Deferred Revenue

Deferred revenue consists of platform and services fees that the Company has received consideration in advance of satisfying performance under the associated contract. The majority of the Company’s deferred revenue balance consists of the unrecognized portion of Service revenue that the Company has received consideration in marketable securities, which is recognized as revenue ratably over the contractual service period.

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

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The Company has identified three distinct services promised within its contracts: (1) subscription to the Platform for a fixed monthly fee (Platform revenue), (2) Managed Services (including, data and marketing campaigns for a fixed monthly fee (managed services), and (3) Ancillary data, which consists of various data attributes that supplement the data available within the Sequire platform. The Managed Services to be delivered to the customer are within the discretion of the Company, and there are no minimum or maximum guaranties to be delivered.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. In cases which the Company receives marketable securities as payment the transaction price is determined to be the lower of the fair market value of the securities received or the contract amount.

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

During the second quarter of 2020, the Company provided its customers the ability to pay for the Sequire services with the issuance of the customers’ common stock or other securities. For contacts paid with any type of security, Management considers whether there is any marketability of liquidity discounts in determining the fair value of the security on the contract date.

The Company’s contract with its customers is for a period of one year or less than one year and the Company is applying the practical expedient, therefore, the transaction price is not adjusted for any significant financing component. The Company evaluates whether there is an existence of a significant financing component in the contract. This is evaluated based on the marketability holding period and liquidity issues than can extend the ability to sale the securities. For any marketability restrictions over 180 days the Company provides a marketability discount. For any liquidity issues that would take the Company in excess of 180 days to liquidate the security the Company applies a liquidity discount. Where there is both a marketability and liquidity issue the Company provides a discount considering both. ASC 606-10-32-23 The fair value of the noncash consideration may vary after contract inception because of the form of the consideration (for example, a change in the price of a share to which an entity is entitled to receive from a customer). Changes in the fair value of noncash consideration after contract inception that are due to the form of the consideration are not included in the transaction price.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer. The Company has performed a limited analysis of the performance efforts and has determined that the effort for the managed services is typically front loaded and as a result of performing services for SEC reporting companies’ additional efforts are maintained throughout the year. The Company considers the services to be delivered ratably during any service period and as such is amortizing the contract price on a straight line method over the contract period.

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

Warrants

In connection with certain financing, and consulting arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period.

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

There were 11,867,520 common share equivalents at December 31, 2021 and 15,366,426 at December 31, 2020. For the year ended December 31, 2021 and 2020 these potential shares were excluded from the computation of diluted net earnings per share as their effect would have been antidilutive.

Recently Issued Accounting Standards

In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. Our adoption of this ASU did not impact our consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

In May 2020, the SEC adopted amendments to the financial disclosure requirements in Regulation S-X including the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the SEC updated the significance tests in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 by (i) revising the investment test to compare the registrant’s investments in and advances to the acquired or disposed business to the registrant’s aggregate worldwide market value if available; (ii) revising the income test by adding a revenue component; (iii) expanding the use of pro forma financial information in measuring significance; and (iv) conforming, to the extent applicable, the significance threshold and tests for disposed businesses to those used for acquired businesses. The amendment became effective January 1, 2021.

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models (including the cash conversion model and the beneficial conversion feature model) for convertible instruments. As a result, for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815 or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features are no longer separated from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives. This ASU is effective for fiscal years beginning after December 15, 2021.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs, (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2020-08 did not have a material impact on its consolidated financial statements since the Company does not have any convertible debt.

On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” This ASU amends several aspects of the measurement of credit losses on certain financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (CECL) model and amending certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination.

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. As noted above, the if the Company were determined to be an Investment Company we would be required to comply with the rule. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements should we be required to do so on or before the compliance date in September 2022.

The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

NOTE 2 – DISCONTINUED OPERATIONS

On December 29, 2021, The Company’s wholly owned subsidiary BIGToken completed a merger transaction with BritePool, Inc. (“BritePool”) (the “Merger”). As a result of the Merger, BIGToken issued 183,445,351,631 shares of its common stock (“Acquisition Shares”) for all of the issued and outstanding equity shares of BritePool. On December 29, 2021, as a condition for the closing of the Merger, the Company exchanged 149,562,566,584 shares of BIGToken common stock for 242,078 shares of BIGToken’s Series D Convertible Preferred Stock (“Series D Stock”) (the “Exchange”). Simultaneously with the Exchange, the Company converted 22,162 shares of the Series D Stock into 13,692,304,136 shares of BIGToken’s common stock, or approximately 4.99% of the issued and outstanding shares of BIGToken’s common stock.

The Series D Stock is non-redeemable, non-voting with liquidation preference being the same as if the Series D Stock had been converted into shares of FVPD common stock. Each share of the Series D Stock is convertible into 617,828 shares of BIGToken’s common stock, subject to a conversion limitation such that the number of shares of the BIGToken common stock outstanding immediately after giving effect to the issuance of BIGToken common stock to the Company upon conversion of the Series D Stock shall not be more than 4.99% (“Beneficial Ownership Limitation”). However, the Company upon not less than sixty-one days’ prior notice to BIGToken, may increase or decrease the Beneficial Ownership Limitation amount provided that the Beneficial Ownership Limitation in no event exceeds 9.99% of the number of shares of BIGToken’s common stock outstanding immediately after giving effect to the issuance of the common stock upon conversion of the Series D Stock. As of the Exchange date, the Series D Stock and common stock of BIGtoken had a fair value of approximately $31,000.

BIGToken’s issuance of the Acquisition Share and the Exchange caused the Company’s BIGToken common stock holdings to decrease from approximately 66% to approximately 4.99%; Therefore, the Company no longer controlled the operations of BIGToken. Given the Company’s loss of control over the operations of BIGToken, the Company deconsolidated BIGToken, as of December 29, 2021, in accordance with ASC 810 Consolidations. Based on the deconsolidation of BIGToken, the Company recognized a loss of $10,684,000 calculated, as follows:

Consideration received	$-
Fair value of Series D Stock and Common stock	31,000
Carrying amount of non-controlling interest of BIGToken	6,045,000
Previous equity adjustments of non-controlling interest	(12,510,000)
(6,434,000)

Book basis of investment in BIGToken	4,250,000
Loss on disposal of subsidiary	$(10,684,000)

As the transaction causing the deconsolidation of BIGToken, was a result of BIGToken issuing additional shares of its common stock for acquisition of BritePool, the Company received no cash or other consideration.

In accordance with ASC 820 – Fair Value Measurement, the Company determined the Series D Stock would be classified as level 3 asset consistent with the account policy for determining the fair value of an asset or liability. As there is no observable market for quoted market price for an identical asset. The Company engaged an independent third party valuation expert to estimate the fair value of the Series D Stock.

As of the Exchange date, the carrying basis of the non-controlling interest was approximately $6,465,000, which included approximately $12,510,000 related to BIGToken’s recording of a $5,860,000 Beneficial conversion feature for convertible preferred stock, issuance of convertible preferred stock in the amount of $5,860,000, $885,000 for the fair value of warrants issued to the Company’s debenture holders and less other amounts of approximately $95,000. These transactions were recognized in equity outside of the accumulated other comprehensive income (loss) related to ownership interest, which did not result in a loss of control, so they would not be included in the calculation of the gain or loss from deconsolidation because these amounts resulted from transactions among shareholders and are not directly attributable to the non-controlling interest.

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations of BIGToken in the consolidated balance sheet as of December 31, 2020:

Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$1,000
Accounts receivable, net	1,199,000
Prepaid expenses and other current assets	6,000
Property and equipment, net	1,000
Goodwill	5,445,000
Intangible assets, net	917,000
Total assets classified as discontinued operations in the consolidated balance sheet	$7,569,000

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$853,000
Other current liabilities	452,000
Total liabilities classified as discontinued operations in the consolidated balance sheet	$1,305,000

The financial results of BIGToken are presented as income from discontinued operations, net of income taxes on our consolidated income through December 29, 2021, when our deconsolidation occurred. The following table presents the financial results of BIGToken:

	Year ended December 31,
	2021	2020
Revenues	$3,431,000	$2,168,000
Cost of revenue	1,090,000	800,000
Gross profit	2,341,000	1,368,000

Operating expense
Employee related costs	2,419,000	3,212,000
Marketing and selling expenses	1,136,000	958,000
Platform costs	1,350,000	707,000
Depreciation and amortization	530,000	531,000
General and administrative expenses	4,152,000	530,000
Total operating expense	9,587,000	5,938,000

Loss from operations of discontinued operations	(7,246,000)	(4,570,000)

Other expense
Financing costs	(5,872,000)	-
Realized loss on marketable securities	-	(71,000)
Impairment of goodwill	(1,258,000)	-
Total other expense	(7,130,000)	(71,000)

Loss from discontinued operations before provision for income taxes	(14,376,000)	(4,641,000)
Provision for income taxes	-
Loss from discontinued operations, net of income taxes	$(14,376,000)	$(4,641,000)

NOTE 3 – ACQUISITIONS

On September 15, 2020 (“Closing Date”), an Agreement and Plan of Merger (the “Agreement”) was entered into by and among SRAX, Inc. a Delaware corporation (“Parent”), Townsgate Merger Sub 1, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub 1”), LD Micro, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub 2”), LD Micro, Inc., a California corporation (the “Acquiree”, “LD Micro”), and Christopher Lahiji, the sole stockholder of the Acquiree (the “Stockholder”). Merger Sub 1 and Merger Sub 2 are sometimes collectively referred to as “Merger Sub.”

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

The amounts of revenue and earnings of the Acquiree since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2020 follows:

Revenues	$-
Net loss	$(51,000)

The following pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2020. The pro forma results include the amortization associated with the preliminary estimates for the acquired intangible assets.

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

Pro Forma Consolidated Statements of Operations

For the Year ended December 31, 2020

	SRAX, Inc.	LD Micro, Inc.	Pro Forma Adjustment	Pro Forma Combined
Revenues	$6,479,000	$937,000	$-	$7,416,000
Cost of revenues	(1,789,000)	(98,000)	-	(1,887,000)
Operating expenses	(11,722,000)	(858,000)	171,000	(12,409,000)
Other expense	(3,011,000)	(1,000)	-	(3,012,000)
Provision for income taxes	(21,000)	-	-	(21,000)
Net loss	$(10,064,000)	$(20,000)	$171,000	$(9,913,000)

The following summarizes the pro forma adjustments made for the year ended December 31, 2020:

Amortization of intangibles acquired	$64,000
Employee related costs	(235,000)
Financing costs	-
Net income (loss)	$(171,000)

Amortization relates to the acquired noncompete and customer list amounting to $2,000 and $62,000, respectively for the year ended December 31, 2020.

Employee related cost are contracted cost amounting to $235,000 for the year ended December 31, 2020.

NOTE 4 – SALE AND PURCHASE OF ACCOUNTS RECEIVABLE

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

The purchase price payable by Company to the Purchaser for the receivables upon exercise of the Put Option shall be equal to one hundred and thirty-six percent (136%) of the then remaining outstanding balance of the applicable receivables.

Upon the occurrence of a payment made on the applicable receivables, the Company is required to pay a true up amount as follows:

a. ten percent (10%) of the portion of the receivables which are paid on or before the 30th day following the effective date of the agreement;

b. twenty percent (20%) of the portion of the receivables which are paid after the 30th day but on or before the 60th day following the effective date of the agreement; and

c. thirty-six percent (36%) of the portion of the receivables which are paid after the 60th day following the effective date of the agreement.

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

On June 30, 2020, the Purchaser converted the payable of $510,000 and accrued interest of $184,000 (“Old Debt”) into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 17 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debenture had a fair market value of approximately $815,000. The transaction created a loss on extinguishment of approximately $546,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the new debt of approximately $95,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $27,000 and (iii) $424,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $27,000 premium associated with the conversion feature was recorded as additional paid in capital.

Since the purchaser of the receivables has recourse, the Company accounted for the purchase price as a liability. Upon the purchaser’s election of the put option or the true up, as applicable the Company will treat the put option price or the true up amounts as interest.

In December 2020, the Company entered into an agreement with a third-party lender whereby it sold the Company’s right to future subscription revenues of $570,000 for net proceeds of $528,000. Under the terms of the agreement, the Company may borrow funds collateralized by the right to the revenues from Sequire platform contracts. The third party lender receives a discount on the amount sold and remits the net amount to the Company. The Company bears the risk of credit loss on the contracts. These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets. In December 2021, the Company entered into another agreement through which it sold future subscriptions amounting to $625,000 for net proceeds of $576,000.

The amount of borrowings outstanding was approximately $631,000 as of December 31, 2021 and $570,000 at December 31, 2020. As of December 31, 2021, our availability to draw additional funds through this agreement was approximately $1,000,000. These balances are included with Accounts Payable and Accrued Expenses within our consolidated balance sheet.

On October 29, 2021, the Company (“Purchaser”) and BIGtoken (“Seller”) entered into a receivable purchase and sale agreement whereby BIGtoken sell, assign, transfer, convey and deliver to the Company all rights, title and interest for its receivable aggregating $352,000 for a purchase price of $327,000, sup representing a 7% discount. As of December 31, 2021, the outstanding receivable amounts to $352,000.

NOTE 5 – CONTRACTS RECEIVABLE

Contracts receivable represents amounts for which non-cancellable revenue contracts with customers have been finalized but the payment in the form of securities issued by the customer which could be a common stock, preferred stock or convertible debentures have not been received by the Company. Contracts receivable that will be received during the succeeding 12-month period is recorded as current contracts receivable, and the remaining portion, if any, is recorded as long-term contracts receivable. As of December 31, 2021 and 2020, contracts receivable amounted to $844,000 and none, respectively.

NOTE 6 – MARKETABLE SECURITIES

During the second quarter of 2020, the Company began offering customers of its Sequire segment who purchase services on the Company’s proprietary SaaS platform the option to pay the contract price in securities issued by the Customer which could be a common stock, preferred stock or convertible debentures. The customer’s securities must be trading on a United States securities exchange. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 and ASC 321 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the final gain or (loss) in the consolidated statement of operations as a component of net income (loss).

The movement in this account is as follows:

	Balance as of
	December 31,	Common	Convertible	Preferred
	2021	Stock	Debentures	Stock	Warrants
Balances at beginning of year	$8,447,000	$7,764,000	$683,000	$-	$-
Additions	34,914,000	29,281,000	4,602,000	1,031,000	-
Sale of marketable securities	(8,666,000)	(8,156,000)	(510,000)	-	-
Designation for dividend distribution	(10,790,000)	(10,577,000)	(213,000)	-	-
Change in fair value	(8,288,000)	(7,577,000)	(375,000)	(432,000)	96,000
Balances at end of year	$15,617,000	$10,735,000	$4,187,000	$599,000	$96,000

	Balance as of
	December 31,	Common	Convertible
	2020	Stock	Debentures
Balances at beginning of year	$83,000	$83,000	$—
Additions	8,406,000	7,496,000	910,000
Sale of marketable securities	(916,000)	(916,000)	—
Change in fair value	874,000	1,101,000	(227,000)
Balances at end of year	$8,447,000	$7,764,000	$683,000

The Company’s sales of securities for the year ended December 31, 2021, were approximately $8,666,000, with a book basis of approximately $7,862,000 which represented a gain of $804,000, which the Company recorded as other income included in the gains from marketable securities.

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

●	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

●	Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment. See discussion of the Company’s valuation policy in Note 1 – Fair Value of Financial Instruments.

NOTE 7 – DESIGNATED ASSETS FOR RETURN OF CAPITAL

On August 17, 2021, the Company announced that it will be issuing a one-time dividend consisting of a share of series A preferred stock to shareholders, debenture holders, and certain warrant holders (“Recipients”) as of record on September 20, 2021. The board designated certain of the Company’s marketable securities (“Designated Assets”) to be used when liquidated, as a return of capital to the Recipients. See Note 19 - Series A Preferred Stock for more details.

As of December 31, 2021, designated assets consist of the following:

Cash	$686,000
Marketable securities	3,239,000
Balance	$3,925,000

The movement in designated assets is as follows:

Designated assets as of September 20, 2021	$6,387,000
Sale of designated assets	(770,000)
Proceeds from sale of designated assets	686,000
Change in fair value of designated assets	(2,378,000)
Balances as of December 31, 2021	$3,925,000

The Company’s sale of the designated marketable securities for the year ended December 31, 2021, were approximately $686,000, with a book basis of approximately $770,000 which represented a loss of $84,000, which the Company recorded as other expense included in the loss from designated assets.

NOTE 8 – NOTES RECEIVABLE

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

The deferred payments of $960,000 and $40,000 were discounted using the yield on a CCC rated corporate debt for 3-year maturity. The implied discount is approximately $107,000, which will be amortized over 3 years. Notes receivable as of December 31, 2021 and 2020 amounted to $935,000 and $893,000, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	2021	2020
Office equipment	$471,000	$402,000
Accumulated depreciation	(357,000)	(285,000)
Property and equipment, net	$114,000	$117,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $72,000 and $28,000, respectively.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31:

	2021	2020
Non-compete agreement	$1,258,000	$1,258,000
Intellectual property	756,000	756,000
Acquired Software	756,000	617,000
Internally developed software	2,726,000	2,048,000
Trademark	271,000	271,000
Customer list	186,000	186,000
Domain name	17,000	36,000
Total cost	5,970,000	5,172,000
Accumulated amortization	(4,527,000)	(3,680,000)
Intangible assets, net	$1,443,000	$1,492,000

Amortization expenses amounted to $847,000 and $744,000 for the years ended December 31, 2021 and 2020, respectively.

Trademark has indefinite life and not subject to amortization. The estimated future amortization expense for the years ended December 31, are as follows:

2022	$632,000
2023	404,000
2024	136,000
$1,172,000

As of December 31, 2021 and 2020, goodwill amounted to $17,906,000, an addition of $7,706,000 in 2020 was due to acquisition of LD Micro (see Note 3 - Acquisitions). There were no impairments during the years ended December 31, 2021 and 2020.

NOTE 11 – RIGHT TO USE ASSET

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2021.

We have operating leases for office space. Our leases have remaining lease terms of approximately 1.75 years. We consider renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of December 31, 2021, there were no material variable lease costs or sublease income. Cash paid for operating leases are classified in operating expenses and were $175,000 and $192,000 for the years ended December 31, 2021 and 2020, respectively. The following tables summarize the lease expense for the year ended December 31:

	2021	2020
Operating lease expense	$163,000	$163,000
Short-term lease expense	12,000	29,000
Total lease expense	$175,000	$192,000

The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets for the year ended December 31:

Operating Leases*	Consolidated Balance Sheet Caption	2021	2020
Operating lease right-of-use assets - non-current	Right of use asset	$257,000	$366,000

Operating lease liabilities – current	Other current liabilities	$130,000	$109,000
Operating lease liabilities - non-current	Right to use liability - long term	114,000	243,000
Total operating lease liabilities		$244,000	$352,000

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying consolidated statement of operations.

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2021	1.75 years	18%

Future Contractual Lease Payments as of December 31, 2021

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest,

and (iii) present value of future lease payments for the years ending December 31:

Operating Leases - future payments
2022	163,000
2023	123,000
Total future lease payments, undiscounted	286,000
Less: Implied interest	(42,000)
Present value of operating lease payments	244,000

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, are comprised of the following:

	2021	2020
Accounts payable, trade	$1,938,000	$1,900,000
Accrued expenses	1,518,000	537,000
Accrued compensation	213,000	232,000
Accrued commissions	303,000	32,000
Accrued interest	123,000	7,000
Accounts payable and accrued expenses	$4,095,000	$2,708,000

NOTE 13 – DEFERRED REVENUE

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion, if any, is recorded as long-term deferred revenue. As of December 31, 2021, deferred revenue was $12,859,000, as compared to $4,842,000 as of December 31, 2020.

NOTE 14 – OTHER CURRENT LIABILITIES

The following table summarizes the composition of other current liabilities presented on our accompanying Consolidated Balance Sheets:

	December 31, 2021	December 31, 2020
Operating lease liabilities - current	$130,000	$109,000
Other current liabilities	633,000	3,308,000
Total other current liabilities	$763,000	$3,417,000

As of December 31, 2021 and 2020, other current liabilities consist of amounts payable on a factoring facility amounting to $633,000 and $573,000, respectively (See Note 4 – Sale and Purchases of Accounts Receivable) and deferred payments amounting to $2,735,000 related to the acquisition of LD Micro (See Note 3 – Acquisitions) as of December 31, 2020.

During the year ended December 31, 2021, the Company made $3,004,000 in deferred contractual payments related to the LD Micro acquisition.

NOTE 15 - PAYCHECK PROTECTION PROGRAM LOAN

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

On September 15, 2020, $42,000 of the payroll protection loan of LD Micro was assumed in connection with the acquisition. This amount is expected to be forgiven, otherwise the Company will be reimbursed by Sellers of LD Micro. This is classified under current liabilities.

During the year ended December 31, 2021, the PPP loan in the of $1,116,000 was forgiven. As of December 31, 2021 and 2020, PPP loans outstanding amounted to $10,000 and $1,126,000, respectively.

NOTE 16 – SHORT TERM PROMISSORY NOTES

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

On June 30, 2020, the two remaining Note Holders converted the Notes of approximately $350,000 and accrued interest of approximately $126,000 (“Old Debt”) into approximately $541,000 of the OID Convertible Debentures (See Note 17 - OID Convertible Debentures). The conversion was treated as an extinguishment of debt as prescribed by ASC 470-50 – Debt Modification and Extinguishment. At the date of issuance, the Debentures had a fair market value of approximately $560,000. The transaction created a loss on extinguishment of approximately $375,000, which consisted of (i) the difference of value between the Old Debt and the fair value of the Debentures of approximately $65,000, (ii) the difference between the face value of the debenture and the fair value of the Debenture of approximately $19,000 and (iii) $291,000 for fair value of warrants issued with the Debenture. Also, since the Debenture was convertible into the Company’s common stock, a $18,000 premium associated with the conversion feature was recorded as additional paid in capital.

As of December 31, 2020, there is no outstanding loan balance on this account.

NOTE 17 – TERM LOAN NOTE

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

The loan bears interest at ten percent (10%) per annum and has a maturity date of March 1, 2022. Beginning on August 1, 2020 and continuing on the first day of each month thereafter until the maturity date, the Company will make monthly payments of principal and interest on an eighteen (18) month straight line amortization schedule, based on the principal outstanding on July 31, 2020. Additionally, the Company will have the option of a one (1) time payment-in-kind payment for a monthly required payment of principal and interest, which will defer such payments and result in a recalculation of the amortization schedule. In the event that the Company is late on any payments under the Loan, a late charge of three percent (3%) of the amount of the payment due will be assessed.

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

NOTE 18 – OID CONVERTIBLE DEBENTURES

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

During the year ended December 31, 2021, certain Debenture holders converted $8,387,000 of principal into 3,122,167 shares of the Company’s class A common stock shares. As a result of these conversions, the Company reduced the principal balance by approximately $8,387,000 and reduced the debt discount by approximately $2,413,000 for a net book value of $5,974,000, which was transferred to additional paid-in capital.

During the year ended December 31, 2021, the holders of the remaining Debentures notified the Company of their election to defer the inception of amortization payments due under the Debentures until June 30, 2022. As a result of their election, the holders are entitled to a 5% increase of their then current principal balance as a fee. The Company recorded this fee as a financing cost during the year ended December 31, 2021.

The table below summarizes the transactions during the year end December 31, 2021:

	Principal	Debt discount	Net book value
Balance at beginning of year	$9,386,000	$(3,370,000)	$6,016,000
Extension	268,000	-	268,000
Conversion	(8,387,000)	2,413,000	(5,974,000)
Amortization	-	854,000	854,000
Total	$1,267,000	$(103,000)	$1,164,000

As of December 31, 2021, the Company has classified the debt as current liability because the management intends to redeem the remaining convertible debentures within the following 12 months.

The table below summarizes the transactions during the year   end December 31, 2020:

	Principal	Debt discount	Net book value
Issuance during the year	$16,101,000	$(12,731,000)	$3,370,000
Extension	472,000	-	472,000
Redemption	(6,069,000)	3,037,000	(3,032,000)
Conversion	(1,118,000)	685,000	(433,000)
Amortization	-	5,639,000	5,639,000
Total	$9,386,000	$(3,370,000)	$6,016,000

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Business Interruption

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

NOTE 20 – SERIES A PREFERRED STOCK

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

On September 20, 2021, the Company filed a certificate of designation (the “COD”) of preferences, rights, and limitations of Series A Non-Voting Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of Delaware. Pursuant to the COD, the Company is authorized to issue up to 36,462,417 shares of Series A Preferred Stock (the “Dividend Shares”).

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
iii.	each original issue discount senior convertible debenture (the “Debentures”) issued on June 30, 2021, containing a contractual right to receive the Dividend on an as converted to Common Stock basis, of which $2,486,275 of Debentures were outstanding in principal and interest, convertible into 974,268 shares of Common Stock.

Accordingly, the Company issued 36,462,417 shares of Series A Preferred Stock to the Qualified Recipients on an as converted to Common Stock basis. The Dividend was delivered on September 27, 2021.

The Company’s management has evaluated the Preferred Stock in accordance with ASC 480 – Distinguishing Liabilities from Equity. Management has determined that the cancellation clause of the Preferred Stock deemed it to be mandatorily redeemable and should be classified as a liability. The fair value of the Preferred stock as of December 31, 2021 amounted to $3,925,000.

NOTE 21 – STOCKHOLDERS’ EQUITY

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

Common Stock

We are authorized to issue an aggregate of 259,000,000 shares of common stock. Our certificate of incorporation provides that we will have two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise, the rights of the two classes of common stock are identical. As of December 31, 2021, the Company had 25,995,172 shares issued and outstanding. As of December 31, 2020, the Company had 16,145,778 shares issued and outstanding.

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

During the year ended December 31, 2021, the Company sold 53,616 shares of common stock, resulting in proceeds of approximately $284,000, through sales under its At the Market (ATM) offering.

During the year ended December 31, 2021, the Company repurchased 155,000 shares of Common Stock, for an aggregate purchase price of $793,000 pursuant to the Company’s Share Buy-Back program. The shares were retired as of December 31, 2021.

NOTE 22 – STOCK OPTIONS, AWARDS AND WARRANTS

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

Transactions involving our stock options for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

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

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2019	1,192,519	$4.14	2.17	$—	$—
Granted	766,172	2.77	3.00	521,000	2.72
Exercised	—	—	—	—	—
Forfeited	(316,367)	5.14	—	—	3.14
Outstanding — December 31, 2020	1,642,324	3.30	2.81	—	—
Vested and exercisable — December 31, 2020	844,742	3.54	2.62	333,000	3.54
Unvested and non-exercisable - December 31, 2020	797,582	2.81	3.00	207,000	2.09

Outstanding — December 31, 2020	1,642,324	3.30	2.81	—	—
Granted	21,627	4.38	6.29	2,000	3.60
Exercised	(12,500)	2.70	3.63	—	2.00
Forfeited	(319,671)	4.60	0.65	—	3.49
Outstanding — December 31, 2021	1,331,780	3.02	2.39	1,969,000	2.13
Vested and exercisable — December 31, 2021	870,750	3.05	2.27	1,265,000	2.15
Unvested and non-exercisable - December 31, 2021	461,030	$2.96	2.62	$703,000	$2.10

During the years ended December 31, 2021 and 2020, we recorded compensation expense of $1,006,000 and $1,615,000, respectively, related to stock-based compensation.

As of December 31, 2021, compensation cost related to the unvested options not yet recognized was approximately $811,000. The weighted average period over which the $811,000 will vest is estimated to be 2.83 years.

Transactions involving our warrants for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

As part of the Company’s Convertible Debenture offering in June 2020 (as described in Note 17 – OID Convertible Debentures), the Company negotiated the ability to release the BIGToken business, as security for the OID Convertible Debentures, for the purposes of selling BIGToken. As consideration for the release, the Company agreed to require the purchaser of BIGToken to issue warrants in the new entity. The warrants were to represent 13% of the new entities issued and outstanding on a fully diluted basis upon closing. As disclosed in Note 3 – Acquisitions, the Company entered into an agreement to merge BIGToken with FPVD on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

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

During the quarter ended March 31, 2021, the Company: (i) received cash of approximately $4,930,000, (ii) cancelled 349,197 warrants (as a result of cashless exercises) and (iii) issued an aggregate of 2,283,171 shares of Common Stock, in connection with the exercise of outstanding warrants.

In total the Company issued a total of 6,828,611 shares of common stock, for the exercise of warrants, with net proceeds of $15,952,000.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2019	6,237,430	$3.57	2.68	$—	$—
Granted	7,421,054	2.63	1.82	3,929,000	1.38
Exercised	—	—	—	—	—
Forfeited	(1,073,201)	—	—	—	—
Outstanding — December 31, 2020	12,585,283	2.98	1.78	4,460,000	1.38
Vested and exercisable — December 31, 2020	12,285,283	2.94	1.74	4,460,000	1.38
Unvested and non-exercisable - December 31, 2020	300,000	4.75	3.37	—	—

Outstanding — December 31, 2020	12,585,283	2.98	1.78	4,460,000	1.38
Granted	4,582,345	7.48	0.11	—	1.70
Exercised	(7,148,501)	2.74	0.78	—	—
Forfeited	—	—	—	—	—
Outstanding — December 31, 2021	10,019,127	5.21	0.47	6,779,000	1.70
Vested and exercisable — December 31, 2021	9,719,127	5.22	0.41	6,779,000	1.70
Unvested and non-exercisable - December 31, 2021	300,000	$4.75	2.37	$—	$—

NOTE 23 – RELATED PARTY TRANSACTIONS

The Company has subleased a suite at the Sofi Stadium in Los Angeles from an entity wholly owned by Christopher Miglino, our CEO. The sublease is for a period of one (1) year, at a rate of $382,500, and commencing on the date that the stadium opens to the general public (“Sublease”). We believe that such annual rate is a discount from prevailing market rates and is less than the master lease rate. In September 2021, the Company started paying $39,000 for the monthly lease payment for the 2nd year lease. The total amount paid during 2021 pursuant to the arrangement was $477,000.

The Sublease entitles the Company to game tickets, optional tickets for other stadium events, and suite and conference room access during business days. The Company determined that the sublease agreement does not meet the definition of a lease in accordance with ASC 842, Leases.

NOTE 24 – INCOME TAXES

Income tax (benefit) expense from continuing operations for the year ended December 31, 2021 consisted of the following:

	Current	Deferred	Total
Federal	$—	$(132,000)	$(132,000)
State	5,000	—	5,000
Subtotal	5,000	(132,000)	(127,000)
Valuation allowance	—	—	—
Total	$5,000	$(132,000)	$(127,000)

Income tax expense from continuing operations for the year ended December 31, 2020 consisted of the following:

	Current	Deferred	Total
Federal	$—	$—
State	21,000	—	21,000
Subtotal	21,000	—	21,000
Valuation allowance	—	—	—
Total	$21,000	$—	$21,000

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2021	2020
Taxes calculated at federal rate	21.0%	21.0%
Stock based compensation	0.0%	(2.7)%
Permanent differences	(1.0)%	(13.4)%
Change in valuation allowance	(15.1)%	(2.1)%
Fair market adjustment derivatives	0.0%	0.5%
Prior year true-ups	0.0%	(3.3)%
Other adjustments	(4.1)%	(0.1)%
Provision for income tax benefit (expense)	0.8%	(0.1)%

The tax effects, rounded to thousands, of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$10,003,000	$9,040,000
Bad debt expense	33,000	136,000
Fixed assets	-	9,000
Accrued interest	-	-
Stock based compensation	525,000	567,000
Interest expense limitation carryover	220,000	629,000
Contribution carryover	5,000	5,000
Lease liability	62,000	97,000
Unrealized gain on marketable securities	2,668,000	120,000
Other accruals	124,000	173,000
Total Deferred Tax Assets	13,640,000	10,776,000

Deferred Tax Liabilities
Fixed assets	(29,000)	-
Right-of-use asset	(66,000)	(101,000)
Intangibles	(455,000)	(690,000)
Interest expense limitation carryover	(59,000)	-
Prepaid expenses	(15,000)	(17,000)
Total Deferred Tax Liabilities	(624,000)	(808,000)

Net Deferred Tax Assets	13,016,000	9,968,000
Valuation Allowance	(13,016,000)	(9,968,000)

Net deferred tax / (liabilities)	$—	$—

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

During the years ended December 31, 2021 and 2020, the valuation allowance increased by $2,996,000 and $2,375,000, respectively. The increase for both years was attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At December 31, 2021, the Company has federal and state net operating loss carry forwards, which are available to offset future taxable income, of approximately $34,933,000 and $73,733,000 respectively, both of which begin to expire in 2032 and 2032 respectively. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2021 and 2020, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $29.4 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

NOTE 25 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Additionally, the Company has a deferred note receivable with a notional amount of $1,000,000. The deferred payments of $960,000 and $40,000 were discounted using the yield on a CCC rated corporate debt for 3-year maturity. The implied discount is approximately $107,000, which will be amortized over 3 years. Notes receivable as of December 31, 2021 and 2020 amounted to $935,000 and $893,000, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company had the following financial assets and liabilities as of December 31, 2021 and 2020:

		Quoted Prices	Significant
	Balance as of	in Active Markets for	Other Observable	Significant Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$15,617,000	$6,134,000	$2,448,000	$7,035,000
Designated assets	3,925,000	259,000	3,666,000	—
Contract assets	844,000	—	—	844,000
Total assets	$20,386,000	$6,393,000	$6,114,000	$7,879,000

		Quoted Prices	Significant
	Balance as of	in Active Markets for	Other Observable	Significant Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$8,447,000	$7,764,000	$683,000	$—
Total assets	$8,447,000	$7,764,000	$683,000	$—

The Contract assets represent a forward contractual right of to receive securities pursuant to a revenue contract. As of December 31, 2021, the Company determined the value of the securities underlying the Contract asset to have a fair value of $844,000.

	As of Dec. 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Series A Preferred Stock	$—	$3,925,000		$3,925,000
Total liabilities	$—	$3,925,000		$3,925,000

As of December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Series A Preferred Stock	$—	$—	$-	$-
Total liabilities	$—	$—	$-	$-

Changes in level 3 assets measured at fair value

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of assets classified within the Level 3 category. As a result, the unrealized gains and losses for the assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 were as follows:

Assets	Beginning Balance January 1, 2021	Acquisitions	Sales and dispositions	Transfers into Level 3	Transfers out of Level 3 (a)	Realized & Unrealized Gains (Losses)(b)	Ending Balance Dec 31, 2021

Common stocks	-	$2,665,000	$-	$400,000	$(534,000)	$(377,000)	$2,154,000
Convertible Debt	-	$4,267,000	$-	$410,000	$(213,000)	$(278,000)	$4,186,000
Warrants	-	$-	$-	$-	$-	$96,000	$96,000
Preferred stocks	-	$1,031,000	$(510,000)	$500,000	$-	$(422,000)	$599,000
Total Investments	-	$7,963,000	$(510,000)	$1,310,000	$(747,000)	$(981,000)	$7,035,000

a.	Transfers out of Level 3 relate to investments that have been transferred to level 2 and designed assets for return of capital.

b.	Realized and unrealized gains and losses are included in the gain / (loss) line in the statement of operations.

Valuation processes for Level 2 and 3 Fair Value Measurements

Fair value measurement of certain of our marketable securities fall within Level 2 and 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

The Company classifies certain assets as Level 3 assets if the estimated fair value was derived from level 3 inputs. The Company utilizes a put option pricing model to arrive at a discount for lack of marketability and liquidity associated with restrictions on sales into the public market. The Company generally classifies restricted securities in public companies as level 2, however in circumstances where the observed level of liquidity is low and the quoted market price is deemed unreliable they may be categorized in Level 3 of the fair value hierarchy. The Company considers marketable securities without sufficient liquidity to sell within 6 months of the date of acquisition and securities that will not be eligible for resale in the public markets through Rule 144 for 1 year from the date acquisition to be valued with Level 2 inputs.

The fair value of the Company’s Series A Preferred Stock may change significantly, impacting the Company’s assumptions used to estimate its fair value. The valuation of the Series A Preferred Stock is primarily based on the valuation of its underlying marketable securities. The marketable securities that are underlying the Series A Preferred Stock are classified as Designated Assets on the Company’s balance sheet and include Level 1 and Level 2 marketable securities and cash.

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Assets	Valuation technique	Unobservable inputs	Range

Common stocks	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible preferred stock	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible Debt	Discounted cash flow	Maturity	0 - 35 months
		Risk adjusted discount factor	26%

	Option pricing model	Volatility	100%
		Risk-free interest rate	0.78% 1.04%
		Dividend yield	0%
		Time to maturity	0 - 35 months

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The process of estimating the fair value of securities without active markets involves significant estimates and judgement on behalf of management. These estimated fair values may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement techniques, and changes in the underlying assumptions used could significantly affect the fair value measurement amounts.

Changes in each of these significant unobservable valuation inputs will impact the fair value measurement of the financial instrument generally as follows:

●	An increase or decrease in the volatility of the common stock that underlies our holdings in convertible debt would result in a directionally similar change in the estimated fair value.

●	An increase or decrease in the risk-free interest rate or risk adjusted discount factor would result in an inverse change in the estimated fair value of our convertible debt.

●	An increase in the dividend yield would increase the estimated value of the convertible debt.

●	A change in the maturity may result in either an increase or decrease in estimated fair value of the convertible debt.

●	An increase or decrease in the discount for lack of marketability of our common stock holdings and the common stock that underlies our preferred stock would generally result in an inverse change in the estimated fair value.

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include securities in which we deem their market to be inactive or unreliable. The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

Valuation technique refinements

During the year-ended December 31, 2021, the Company refined its valuation techniques to enhance consideration of unobservable inputs for the valuation of Level 2 and Level 3 marketable securities.

If quoted market prices are not available for the specific security, or if the observed quoted market price is deemed unreliable, then fair values are estimated by using pricing models, considering third-party transactions, unadjusted historical third-party information, and the unadjusted net asset values of the issuer. The pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to market information, models also incorporate transaction details, such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 and Level 3 of the valuation hierarchy and primarily include such instruments as convertible debt.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

NOTE 26 – REVENUE DISAGGREGATION

The Company has two operating units and one reportable segment. The Sequire segment includes the licensing of the Company’s proprietary SaaS platform and associated data analysis technologies. Additionally, the Sequire segment comprises consumer and investor targeted marketing solutions to allow users of our SaaS platform to act on the insights obtained through our technologies. Lastly, reported under Sequire is our business unit LD Micro, which is in the business of hosting events and conference for microcap public companies.

The following table summarizes revenue by business unit:

	2021	2020
Sequire platform revenue	$24,514,000	$5,976,000
Conference revenue	1,229,000	503,000
Other revenues	964,000	-
Total revenues	$26,707,000	$6,479,000

As of December 31, 2021 and 2020, revenue contract liabilities were approximately $12,859,000 and $4,842,000, respectively.

NOTE 27 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events:

SAFE agreement

On February 15, 2022 The Company entered into a simple agreement for future equity (the “SAFE”) with BIGtoken, Inc. (BIGToken), its former subsidiary. Pursuant to the SAFE, SRAX has agreed to invest $1,000,000 in the SAFE. The amount funded into the SAFE at a given time is referred to herein as the “SAFE Amount”.

Pursuant to the terms of the SAFE, at any time that the Company sells its securities (a “Financing”) prior to the termination of the SAFE, the Company may, at its option, convert the SAFE into: (i) the number of shares of non-voting Series D Convertible Preferred Stock (“Series D Preferred Stock”) equal to such (a) SAFE Amount divided by (b) the lowest price per share of equity securities sold in any Financing (prior to the termination of the SAFE) multiplied by eighty percent (80%) (the “Conversion Price”) and (ii) such number of warrants to purchase Series D Preferred Stock (the “Warrants”) equal to the SAFE Amount divided by the Conversion Price. Upon issuance, the Warrants will (i) have a term of five (5) years, (ii) an exercise price equal to the Conversion Price, and (iii) contain price protection provisions for subsequent financings.

CVR Agreement

On June 13, 2022, the Company entered into an agreement with an institutional investor whereby in exchange for the payment of $404,513.40 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,190 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

Extension of Outstanding Original Issue Discount Senior Secured Convertible Debentures

On July 1, 2022, the holders (“Holders”) of $1,102,682 in principal of the Company’s Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), representing all of the outstanding Debentures that were originally issued on June 30, 2020, entered into an agreement with the Company to (i) extend the maturity date of the Debentures until December 31, 2023 and (ii) extend the first date that monthly redemptions are required to be made by the Company to begin on January 1, 2023 (the “Debenture Extension”). As consideration for the Debenture Extension, the Company increased the principal amount outstanding on the Debentures by five percent (5%). Additionally, the holders of the Debentures have the unilateral right to extend the maturity date and monthly redemption period by an additional six (6) month period at any time prior to January 1, 2023 for an additional five percent (5%) to be added to the outstanding principal of such Debentures. The Debentures, including the additional principal added to the Debentures are secured by substantially all of the assets of the Company pursuant to a security agreement entered into between the Company and Holders contemporaneous with the original issuance of the Debentures (the “Security Agreement”).

Bridge Note

On July 1, 2022, the Company issued an original issue discount bridge note in principal amount of $650,000 (“Bridge Note”) to an institutional investor in exchange for $500,000 in cash. The bridge note was non-interest bearing and had a maturity date of August 15, 2022. The Company’s obligations pursuant to the bridge note were secured by substantially all of the assets of the Company pursuant to the terms of the Security Agreement.

On August 8, 2022, as described below, the Bridge Note was exchanged for a revolving note in the Senior Secured Revolving Credit Facility.

RBSM LLP Declining to Stand for Reappointment

On June 30, 2022, RBSM LLP (“RBSM”), the independent registered public accounting firm to the Company, informed the Company of its decision not to stand for re-appointment as the independent registered public accounting firm of the Company. RBSM will cease its services as the Company’s independent registered accountants effective with the filing of the Company’s annual report on Form 10-K with the United States Securities and Exchange Commission. The Company’s Audit Committee accepted the resignation of RBSM and has selected a new independent public accounting firm.

Revolving Credit Facility

On August 8, 2022 (“Effective Date”), the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with an institutional investor (the “Lender”) to initially borrow up to $9,450,000 (“Loan Amount”) in the aggregate from time to time, subject to certain conditions (each a “Revolving Loan”). The Revolving Loan is secured by all the assets of the Company and is guaranteed by LD Micro, Inc. (collectively, Company and LD Micro are referred to as the “Credit Parties”). In addition to the Credit Agreement, the Credit Parties, as applicable, also entered into a: (i) Revolving Note, (ii) Security Agreements, (iii) Fee Agreement and (iv) Registration Rights Agreement (collectively the “Loan Documents”). As part of the transaction, the Company also amended and restated Lender’s outstanding warrants to extend the maturity date of a total of 2,590,358 Common Stock purchase warrants until September 30, 2023.

For the Company enter into the Credit Agreement , we were required to issue 33,000 shares of the Company’s common stock as a breakup fee to an unrelated lender as a result of a failed offering.

Credit Agreement and Revolving Note

On the Effective Date, the Lender advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of the $650,000 bridge note entered into on June 28, 2022, which was previously disclosed on the Company’s Current Report on Form 8-K filed on July 7, 2022 with the SEC. Provided that no event of default has occurred under the Loan Documents, upon the Company becoming current with its filing obligations under the Securities Exchange Act of 1934, as amended, as well as any other obligations of its principal trading market, Lender will advance up to an additional $3,870,000. Future Revolving Loan amounts (but not in excess of the Loan Amount) are subject to a borrowing base calculation.

The principal balance of each Revolving Loan will reflect an original issue discount of ten percent (10%); provided that beginning on the date that is twelve (12) months from the Effective Date, such original issue discount will increase to twelve percent (12%) in the event the Prime borrowing rate increases to 6.75%. The Revolving Loans have a maturity date of the earlier of (i) twenty-four (24) months from the Effective Date or (ii) the occurrence of an event of default, as described in the Loan Documents.

Commencing on the first day of each month after the Effective Date (each a “Payment Date”), the outstanding balance of the Revolving Loan will be paid as follows:

a.	With respect to the first, second and third months, 10% of the monthly collections from the sale of securities received by the Company from its customers during the prior month;

b.	With respect to the fourth, fifth and sixth months, 15% of the monthly collections from the sale of securities received by the Company from its customers during the prior month; and

c.	With respect to each successive Payment Date, 20% of the monthly collections from the sale of securities received by the Company from its customers during the prior month.

Additionally, with respect to any Payment Date where the applicable monthly collection from the sale of securities received by the Company from its customers during the prior month exceeds $2,000,000, the Company will make an additional payment equal to 30% of any amounts in excess of $2,000,000.

The Revolving Note is initially convertible into shares of Common Stock at a conversion price of $15.00 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of stock splits, dividends and fundamental transactions. Moreover, in the event the Company is deemed to have issued or sold shares of its Common Stock while the Revolving Loan is outstanding at a price equal to or less than $5.00 per share, the conversion price will adjust to such lower applicable price.

Security Agreements

In order to perfect Lender’s security interest, the Credit Parties entered into: (i) Security Agreements, (ii) Guaranty Agreements, (iii) Pledge Agreements and (iv) Security Account Control Agreements and Deposit Account Control Agreements (collectively “Security Agreements”). The Security Agreements provide for a general lien on all of the Credit Parties’ assets, including each party’s respective intellectual property.

Extension of Warrants

As part of the transactions contemplated by the Loan Documents, the Company additionally agreed to extend the expiration dates of the following outstanding Common Stock purchase warrants held by the Lender or its affiliated entities until September 30, 2023:

(a)	a warrant to purchase 1,363,636 shares of Common Stock issued on June 30, 2020, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2020;

(b)	a warrant to purchase 166,667 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018; and

(c)	a warrant to purchase 530,027 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018;

(d)	a warrant to purchase 530,028 shares of Common Stock issued on October 27, 2017 that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2017.

Fee Agreement

As consideration for Lender entering into the Loan Documents, Lender will be entitled to receive, in addition to any payment made under the Credit Agreement, 10% of the net proceeds received by the Company from the sales of securities received during the term of the Revolving Loan.

Common stock issue for Options and Warrants

Subsequent to December 31, 2021, the Company issued approximately 287,000 shares of the Company’s common stock for the exercise of warrants and/or stock options.

