Form 10-Q
period 2022-03-31
SRAX, Inc.
filed 2023-01-03
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 001-36351

Commission File Number 001-37916

SRAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #214 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 205-6109

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.001 par value	SRAX	NASDAQ Global Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 29, 2022, there were 26,315,178 shares of Class A common stock were issued and outstanding.

SRAX, Inc.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein as well as our Annual Report on Form 10-K for the year ended December 31, 2021, including the “Risk Factors” section contained therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, any reference to (i) “LD Micro” refer to the Company’s wholly owned subsidiary, “LD Micro, Inc.” and the assets used in its operation. Also, any reference to “common share” or “common stock,” refers to our $.001 par value Class A common stock.

Any reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations which we transferred into Force Protection Video Equipment, Inc. (“FPVD”), which became our majority owned subsidiary on February 4, 2021 and was subsequently disposed of on December 29, 2021.

Unless otherwise stated, the information which appears on our web sites www.srax.com are not part of this report and are specifically not incorporated by reference.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SRAX, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$351,000	$1,348,000
Accounts receivable, net	1,041,000	821,000
Contracts receivable	1,460,000	844,000
Marketable securities	28,824,000	15,617,000
Designated assets for return of capital	3,799,000	3,925,000
Prepaid expenses and other current assets	761,000	430,000
TOTAL CURRENT ASSETS	36,236,000	22,985,000
Notes receivable	944,000	935,000
Property and equipment, net	112,000	114,000
Intangible assets, net	1,501,000	1,443,000
Right of use assets	227,000	257,000
Other assets	43,000	36,000
Goodwill	17,906,000	17,906,000
TOTAL ASSETS	$56,969,000	$43,676,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,527,000	$4,095,000
Deferred revenue	16,722,000	12,859,000
Other current liabilities	3,922,000	763,000
Payroll protection loan	10,000	10,000
OID convertible notes payable	1,181,000	1,164,000
Series A redeemable preferred stock	3,799,000	3,925,000
TOTAL CURRENT LIABILITIES	32,161,000	22,816,000
Right of use liability, net of current	77,000	114,000
TOTAL LIABILITIES	32,238,000	22,930,000

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.001 par value, 36,462,417 shares authorized, issued and outstanding, as liability classified at March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.001 par value, 250,000,000 shares authorized, 26,087,153 and 25,995,172 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	26,000	26,000
Class B common stock, $0.0001 par value, 9,000,000 shares authorized and 0 issued and outstanding, at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	51,332,000	51,075,000
Accumulated deficit	(26,627,000)	(30,355,000)
TOTAL STOCKHOLDERS’ EQUITY	24,731,000	20,746,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,969,000	$43,676,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$7,499,000	$4,917,000

Cost and expenses
Cost of revenues	2,798,000	1,377,000
Employee related costs	2,497,000	1,550,000
Marketing and selling expenses	1,413,000	994,000
Platform costs	76,000	20,000
Depreciation and amortization	187,000	256,000
General and administrative expenses	1,856,000	295,000
Total cost and expenses	8,827,000	4,492,000
(Loss) income from operations	(1,328,000)	425,000

Other income (expense)
Financing costs	(312,000)	(9,265,000)
Unrealized gain on marketable securities	6,366,000	3,978,000
Realized (loss) gain on marketable securities	(1,053,000)	516,000
Interest income	9,000	15,000
Change in fair value of preferred stock	126,000	-
Realized loss on designated assets	(116,000)	-
Unrealized gain on designated assets	89,000	-
Other income (expense)	(53,000)	14,000
Total other income (expense)	5,056,000	(4,742,000)

Income (loss) before income tax expense	3,728,000	(4,317,000)
Income tax expense	-	-
Income (loss) from continuing operations	3,728,000	(4,317,000)

Discontinued operations
Loss before income tax expense	-	(7,627,000)
Noncontrolling interest in discontinued operations	-	854,000
Income tax expense	-	-
Loss from discontinued operations	-	(6,773,000)
Net income (loss)	$3,728,000	$(11,090,000)

Basic income (loss) per share
Continuing operations	$0.14	$(0.22)
Discontinued operations	-	(0.35)
Net income (loss) per share, basic	$0.14	$(0.57)

Diluted income (loss) per share
Continuing operations	$0.13	$(0.22)
Discontinued operations	-	(0.35)
Net income (loss) per share, diluted	$0.13	$(0.57)

Weighted average shares outstanding, basic	26,032,055	19,411,519

Weighted average shares outstanding, diluted	28,193,714	19,411,519

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Permanent Equity
	Common stock		Additional paid-in	Accumulated	Noncontrolling	Total stockholders’ equity
	Shares	Amount	capital	deficit	interest	(deficit)

Balance at December 31, 2021	25,995,172	$26,000	$51,075,000	$(30,355,000)	$-	$20,746,000
Share based compensation	-	-	358,000	-	-	358,000
Shares issued for exercise of employee options, net of taxes	91,981	-	(101,000)	-	-	(101,000)
Net income	-	-	-	3,728,000	-	3,728,000
Balance at March 31, 2022	26,087,153	$26,000	$51,332,000	$(26,627,000)		$24,731,000

Balance at December 31, 2020	16,145,778	$16,000	$69,551,000	$(50,342,000)	$-	$19,225,000
Share based compensation	-	-	253,000	-	-	253,000
Shares issued for cash	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	2,041,551	2,000	3,445,000	-	-	3,447,000
Shares issued for exercise of warrants, net of offering costs	4,945,320	5,000	12,215,000	-	-	12,220,000
Warrants issued as inducement to exercise warrants	-	-	7,737,000	-	-	7,737,000
Activity by FPVD subsidiary
Establishment of noncontrolling interest of FPVD	-	-	-	-	(95,000)	(95,000)
Warrants issued by FPVD to SRAX, Inc. debenture holders	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	5,775,000	5,775,000
Beneficial conversion feature of FPVD series B convertible preferred stock	-	-	-	-	5,775,000	5,775,000
Net loss	-	-	-	(11,090,000)	(854,000)	(11,944,000)
Balance at March 31, 2021	23,186,265	$23,000	$93,485,000	$(61,432,000)	$11,486,000	$43,562,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,728,000	$(11,944,000)
Less: net loss from discontinued operations	-	(7,627,000)
Income (loss) from continuing operations	3,728,000	(4,317,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations:
Unrealized gain on marketable securities	(6,366,000)	(3,978,000)
Realized loss (gain) on marketable securities	1,053,000	(516,000)
Unrealized (gain) on designated assets	(89,000)	-
Realized loss on designated assets	116,000	-
Interest income	(9,000)	(15,000)
Fair value of warrants issued by FPVD to SRAX, Inc. debenture holders	-	885,000
Change in fair value of preferred stock	(126,000)	-
Stock based compensation	358,000	253,000
Amortization of debt discount	17,000	532,000
Warrant inducement expense	-	7,737,000
Net provision for (recovery of) bad debts	27,000	(396,000)
Depreciation expense	18,000	18,000
Amortization of intangible assets	185,000	224,000
Amortization of right of use asset	30,000	26,000
Changes in operating assets and liabilities
Accounts receivable, net	(247,000)	(477,000)
Prepaid expenses and other current assets	(331,000)	(629,000)
Designated assets for the return of capital	(169,000)	-
Accounts payable and accrued expenses	2,432,000	(216,000)
Deferred revenue	(5,924,000)	(3,752,000)
Other current liabilities	6,000	(30,000)
Right of use liability	(37,000)	-
Net cash used in continuing operations	(5,328,000)	(4,651,000)
Net cash used in discontinued operations	-	(1,518,000)
Net cash used in operating activities	(5,328,000)	(6,170,000)

Cash flows from investing activities
Proceeds from sales of marketable securities	1,277,000	2,266,000
Proceeds from sale of designated assets	268,000	-
Payment for deferred consideration to LD Micro	-	(1,004,000)
Net cash invested in prior subsidiary	(7,000)	-
Purchase of property and equipment	(16,000)	(32,000)
Acquisition of intangible assets	(243,000)	(154,000)
Other assets	-	(2,000)
Net cash from continuing operations	1,279,000	1,074,000
Net cash from discontinued operations	-	924,000
Net cash from investing activities	1,279,000	1,998,000

Cash flows from financing activities
Due from affiliate	-	464,000
Payments for taxes related to settlement of restricted stock units	(101,000)	-
Proceeds from factoring facilities, net of repayments	3,153,000	-
Proceeds from exercise of warrants	-	12,220,000
Proceeds from issuance of common stock	-	284,000
Net cash from continuing operations	3,052,000	12,968,000
Net cash from discontinued operations	-	4,261,000
Net cash from financing activities	3,052,000	17,229,000

Net (decrease) increase in cash from continuing operations	(997,000)	9,391,000
Net increase in cash from discontinued operations	-	3,667,000
Cash, beginning of period	1,348,000	451,000
Cash, end of period	351,000	13,509,000
Less cash from discontinued operations	-	1,000
Cash from continuing operations	$351,000	$13,508,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(Unaudited)

	Three months ended March 31,
	2022	2021

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Convertible notes converted into shares	$-	$5,487,000
Fair value of marketable securities received for revenue contracts, net	$9,787,000	$7,334,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND LIQUIDITY

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. SRAX is headquartered in Westlake Village, California but operates as a distributed virtual Company. As of March 31, 2022, the unaudited Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD Micro”).

SRAX is a technology firm focused on enhancing communications between public companies and their shareholders and investors. The Company currently has one reportable and operating segment, which consists of one reporting unit consisting of two distinct business units:

●	The unique SaaS platform, Sequire provides users many features which allow issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels.

●	Through LD Micro, the Company organizes and hosts investor conferences within the micro and small- cap markets, and plans to create several more niche events for the investor community.

Each of SRAX’s business units deliver valuable insights that assist the Company’s clients with their investor relations and communications initiatives.

On February 4, 2021, the Company acquired FPVD through a reverse acquisition involving BIGtoken, Inc. On December 29, 2021, the Company deconsolidated the Company’s majority owned subsidiary BIG Token, Inc. (“BIGToken”) formerly known as Force Protection Video Equipment Corporation (or “FPVD”). See Note 3 –Discontinued Operations.

Liquidity and Capital Resources

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. As of March 31, 2022, the Company had cash and cash equivalents of $351,000 which is not sufficient to fund the Company’s planned operations through one year after the date the unaudited Condensed Consolidated Financial Statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the unaudited Condensed Consolidated Financial Statements are issued.

The unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment, the Company performed a comprehensive analysis of current circumstances including: its financial position, cash flow and cash usage forecasts, and obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

The Company expects that its existing cash and cash equivalents, accounts receivable and marketable securities as of March 31, 2022, will not be sufficient to enable it to fund the anticipated level of operations through one year from the date these financial statements are issued. The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future. The Company’s sales of marketable securities are primarily through sale transactions that qualify for exemptions pursuant to Rule 144 of the Securities Act of 1933. The conditions required to be met to qualify for the exemptions under Rule 144 are often difficult to predict, making it difficult to predict the timing of the associated cash flows from the sales of these securities. The Company’s holdings of marketable securities are subject to risks and uncertainties such as fluctuations in pricing in the primary market, and legal restrictions that create uncertainty around realization and timing of cash flows.

The Company anticipates raising additional capital through the private and public sales of its equity or debt securities and selling its marketable securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to it. If the Company does not raise sufficient capital in a timely manner, among other things, it may be forced to scale back its operations or cease operations altogether.

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the three months ended March 31, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s customers, and actions that may be taken by governmental authorities related to the war.

COVID-19 Update

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month periods ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and require management of the Company to make estimates and assumptions in the preparation of these unaudited Condensed Consolidated Financial Statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include, among other items, the Company’s revenue recognition, valuation of marketable investment securities, stock-based compensation, income taxes, purchase price for acquisitions, goodwill, other intangible assets, and the valuation of redemption features and other assets and liabilities.

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

In determining fair value, the Company uses various valuation techniques. A fair value hierarchy for inputs is used in measuring fair value. It maximizes observable inputs and minimizes unobservable inputs. Valuation techniques consistent with the market or income approach are used to measure fair value. The fair value hierarchy is categorized into three levels:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●	Level 2 - Valuations based on inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value is a market-based measure that is based on assumptions of prices and inputs considered from the perspective of a market participant on the measurement date.

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors. The determination of fair value requires prudent judgment. Due to the inherent uncertainty of valuation, estimated values may be materially different from values were a ready market available. Inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the item being valued is classified based on the hierarchy category of the lowest significant level input to the fair value measurement. See Note 12 Fair Value of Financial Instruments.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates its fair value. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2022 and December 31, 2021, the Company had $101,000 and $1,098,000 in excess of the federal insurance limit, respectively.

Marketable Securities

Marketable Securities consist of debt and equity securities. The Company accounts for marketable equity securities, including convertible preferred shares at fair value pursuant to ASC 321 Investments – Equity Securities, and marketable debt securities at fair value in accordance with ASC 320 – Investments Debt Securities. Marketable securities were approximately $28.8 million and $15.6 million as of March 31, 2022 and December 31, 2021, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors, and the Company usually does not require collateral. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The allowance for doubtful accounts was approximately $157,000 and $130,000 as of March 31, 2022 and December 31, 2021, respectively.

Concentration of Credit and Significant Customer Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally more than the FDIC insurance limits. The Company has not experienced any loss on these accounts.

As of March 31, 2022, the Company had 2 customers with an accounts receivable balance of approximately 43%. As of December 31, 2021, the Company had one customer with an accounts receivable balance of approximately 11%. Additionally, included within accounts receivables, the Company has a receivable of approximately $350,000 as of March 31, 2022 due from a prior subsidiary.

For the three months ended March 31, 2022 and 2021, the Company had no customers that account for a significant percentage of total revenues.

Goodwill and Intangible assets

Intangible assets consist of (i) goodwill, intellectual property, trademarks, trade names and non-compete agreements acquired in business combinations and capitalized software development costs. Other than goodwill and trademarks, intangible assets are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five years.

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

Management evaluates the recoverability of the Company’s definitive lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Management evaluates the recoverability of the Company’s goodwill annually at December 31 or more often as events or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company has determined that it operates as a single reporting unit for the purposes of conducting this goodwill impairment assessment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value.

No impairments of goodwill or other long-lived assets have been recognized for the three months ended March 31, 2022 or 2021.

Revenue Recognition

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised goods or services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company determines the amount of revenue to be recognized through the application of the five-step process as follows:

1)	identification of contracts with customers;
2)	identification of the distinct performance obligations in the contract;
3)	determination of the transaction price of the contract;
4)	allocation of transaction price among the performance obligations in the contract; and
5)	recognition of revenue as performance obligations are satisfied.

The Company has elected the following practical expedients allowed in accounting for its revenue recognition:

●	not adjusting contract consideration for the effects of significant financing components if the period between transfer or service and customer payment is expected to be less than one year;
●	not assessing performance obligations if they are immaterial in the context of the contract;
●	excluding sales and similar taxes from the transaction price; and
●	not disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company generates revenue primarily from its Sequire SaaS platform and its LD Micro subsidiary. Specifically, the Sequire SaaS platform related revenue consists of (i) licensing subscriptions to access the platform, (ii) managed services involving data and marketing initiatives and (iii) ancillary data supplementing the use of the platform. LD Micro revenues consist of attendee fees and event sponsorship fees related investor conferences organized and hosted by the Company.

Sequire SaaS platform

Sequire SaaS platform agreements are typically for a period of 12-months and provide for monthly or annual payments in advance.

Many of the Sequire SaaS platform agreements provide customers the ability to pay for the services with the issuance of the customers’ securities including common stock. The amount of consideration for these contracts is based on the estimated fair value of the underlying securities on the contract date. See “Fair Value of Financial Instruments” for details over the calculation of fair value.

When Sequire SaaS platform contracts contain multiple performance obligations, transaction consideration is allocated to each individual performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. The Company determines SSP based on the price at which the performance obligation would be sold separately.

Subscription revenue is generally non-refundable regardless of the actual use and is recognized ratably over the non-cancellable contract term beginning on the commencement date of each contract, which is the date the Company’s service is first made available to customers.

Managed Services and Ancillary Data revenue is typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service.

LD Micro - Conference Revenue

LD Micro agreements cover a specific event and provide for payment in advance or at the time of the event. Conference revenue from attendee fees and sponsorship fees is recognized at the time of the event (i.e., at a point-in-time).

Contract Receivables

Contracts receivable represents amounts for which non-cancellable revenue contracts with customers have been finalized but the payment in the form of securities issued by the customer have not been received by the Company.

Deferred Revenue

Deferred revenue resulting from amounts billed to, or cash received from, customers in advance of the Company satisfying its performance obligation and recognizing the applicable revenue.

Preferred stock

Preferred stock liability represents amounts payable to holders of the Preferred Stock Series A shares upon the eventual liquidation of assets designated for the sole purpose of paying dividends. Accordingly, the Company classified the Series A Preferred Shares as liability instruments because in-substance, they represent a right to the payment of dividends upon the liquidation of specified assets, are automatically returnable to the Company after the payments are made and feature no rights to further equity or residual interests in the Company.

Costs to Obtain or Costs to Fulfill a Contract

The Company has no costs that qualify as costs to obtain or costs to fulfill customer contracts.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period. Dilutive shares associated with options and warrants there were in the money were computed using the treasury stock method and dilutive shares associated with convertible debt were computed using the if-converted method, which includes the effect of excluding the convertible debenture interest expense from net income.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,770,885 and 11,867,520 during three months ended March 31, 2022 and March 31, 2021 respectively, because to do so would have been anti-dilutive

Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2022	2021

Numerator:
Net income (loss) from continuing operations	$3,728,000	$(4,317,000)
Net loss from discontinued operations	-	(7,627,000)
Net income (loss)	3,728,000	(11,944,000)
Less: Net loss attributable to non-controlling interest in discontinued operations	-	854,000
Net income (loss) attributable to SRAX, Inc.	$3,728,000	$(11,090,000)

Denominator:
Weighted average common shares - basic	26,032,055	19,411,519
Effect of dilutive securities
Stock purchase warrants	1,690,655	-
Convertible debentures	471,004	-
Potentially dilutive common share equivalent	2,161,659	-
Weighted average common shares - dilutive	28,193,714	19,411,519

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) ASU 2022-03 Fair Value Measurements, which clarifies the guidance in ASC 820 Fair Value Measurement (“ASC 820”), (1) when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The adoption did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options which simplifies the accounting for convertible instruments by removing certain separation models (including the cash conversion model and the beneficial conversion feature model) for convertible instruments. As a result, for convertible instruments with conversion features that are not required to be accounted for as derivative instruments or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features are no longer separated from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives. This guidance is effective on a modified retrospective or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) addressing accounting for credit losses on financial instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact on the consolidated financial statements.

The Company’s management reviewed all recently issued ASU’s not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

NOTE 3 –DISCONTINUED OPERATIONS

Background

On February 4, 2021, the Company completed a share exchange agreement (“Exchange Agreement”) with FPVD. As part of the Exchange Agreement the Company transferred all of the BIGToken assets and 100% of the issued and outstanding shares of BIGToken for 149,562,566,534 shares of FPVD’s common stock and 5,000,000 shares of FPVD’s series A preferred stock. The Company accounted for the transaction as a reverse capitalization and resulted in reducing the Company’s ownership in BIGToken from 100% to 88.9% and establishment of a non-controlling interest. Subsequently, FPVD was renamed BIGToken.

Deconsolidation

On December 29, 2021, BIGToken (formerly FPVD) completed a merger transaction with BritePool, Inc. (“BritePool”) (the “Merger”) resulting in the Company’s ownership in BIGToken being reduced from 66% to approximately 4.99%. As a result of the Merger, BIGToken issued 183,445,351,631 shares of its common stock (“Acquisition Shares”) for all of the issued and outstanding equity shares of BritePool. On December 29, 2021, as a condition for the closing of the Merger, the Company exchanged 149,562,566,534 shares of BIGToken common stock for 242,078 shares of BIGToken’s Series D Convertible Preferred Stock (“Series D Stock”) (the “Exchange”). Simultaneously with the Exchange, the Company converted 22,162 shares of the Series D Stock into 13,692,304,136 shares of BIGToken’s common stock, or approximately 4.99% of the issued and outstanding shares of BIGToken’s common stock.

Subsequent to the transaction, the Company now owns 220,000 shares of BIGToken’s series D convertible, non-redeemable, non-voting preferred stock and 13,692,304,136 shares of its common stock. As a result of the transaction, the Company no longer has a controlling financial interest in BIGToken and deconsolidated BIGToken effective December 29, 2021, recognizing a loss of $10.7 million as follows:

Consideration
Fair value of Series D Stock and Common Stock	$31,000
Carrying amount of non-controlling interests of BIGToken	6,045,000
Previous equity adjustments of non-controlling interest	(12,510,000)
(6,434,000)

Book basis of investment in BIGToken	4,250,000
Loss on disposal of subsidiary	$(10,684,000)

The Company determined the Series D Stock would be classified as a Level 3 asset as there is no observable market for quoted market price for an identical asset. The Company engaged an independent third-party valuation expert to estimate the fair value of the Series D Stock.

The financial results of BIGToken are presented as loss from discontinued operations, net of income taxes on the Company’s unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. The historical Condensed Consolidated Statement of Cash Flows has also been revised to reflect the effect of the deconsolidation. The following table presents the financial results of BIGToken:

Three Months Ended March 31, 2021
Revenues	$855,000

Cost and expenses
Cost of revenues	273,000
Employee related costs	766,000
Marketing and selling expenses	166,000
Platform costs	86,000
Depreciation and amortization	128,000
General and administrative expenses	1,288,000
Total cost and expenses	2,707,000
Loss from operations	(1,852,000)

Other expense
Financing costs	(5,775,000)
Total other expense	(5,775,000)

Loss from discontinued operations before income tax expense	(7,627,000)
Income tax expense	-
Loss from discontinued operations	$(7,627,000)

NOTE 4 – SALE AND PURCHASE OF ACCOUNTS RECEIVABLE

Sales

In 2020, the Company entered into certain financing agreements providing for the sale, with full recourse, of certain of its accounts receivable. These transactions were accounted for as financing of accounts receivable and the related accounts receivable were not removed from the Company’s consolidated balance sheet at the time of the transaction; rather, a liability was recorded for the proceeds received. In 2020 subsequent to the transactions, the purchaser converted the payables into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 8 - OID Convertible notes payable).

For the year ended December 31, 2021, the Company entered into agreements with a third-party lender whereby it sold the Company’s right to future subscription revenues of $625,000 for net proceeds of $576,000. Under the terms of the agreement, the Company may borrow funds collateralized by the right to the revenues from Sequire platform contracts. The third-party lender receives a discount on the amount sold and remits the net amount to the Company. The Company bears the risk of credit loss on the contracts. These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets. During the three months ended March 31, 2022 the Company entered into agreements with third party lenders to borrow against future receipts in the amount of $2,164,000. The Company received net proceeds of $2,084,000, representing an aggregate OID of approximately 4%. These borrowings have terms of less than 12 months.

The amount of borrowings outstanding was approximately $3,786,000 and $631,000 as of March 31, 2022 and December 31, 2021, respectively, and are included in other current liabilities within our unaudited condensed consolidated balance sheets.

Purchase

Beginning in the fourth quarter of 2021 and through March 31, 2022, the Company purchased certain accounts receivable from its formerly consolidated subsidiary, BIGtoken providing for BIGtoken to sell, assign, transfer, convey and deliver to the Company all rights, title and interest for its receivable aggregating $914,000 for a purchase price of $857,000, representing a 6% discount. As of March 31, 2022 and December 31, 2021, the outstanding receivable amounts to $352,000, which was included in accounts receivables and collected subsequent to March 31, 2022.

NOTE 5 – MARKETABLE SECURITIES

The Company offers its customers the option to settle the contract price in the customer’s issued and publicly trading securities or securities convertible into publicly traded securities (e.g., convertible debt), which could be in the form of common stock, preferred stock or convertible debentures. The Company initially values the securities received at the fair market value on the date the contract is executed, which value is used for revenue recognition purposes. After receipt of the securities, the securities are accounted for as investments in debt and equity securities. The Company has concluded that all its debt securities should be classified as trading securities based on its intent to sell them in the near term. Debt securities classified as trading securities and the equity securities are measured at each reporting period at fair value with changes reported in earnings. Upon the sale of the securities, the Company recognizes the final realized gain or (loss) in the consolidated statement of operations as a component of net income (loss).

The following tables summarize the changes in the Company’s marketable securities during the three months ended March 31, 2022:

Three months ended March 31, 2022:

	Total	Common Stock	Convertible Debentures	Preferred Stock	Warrants
Balances January 1, 2022	$15,617,000	$10,735,000	$4,187,000	$599,000	$96,000
Additions	11,286,000	9,348,000	938,000	1,000,000	-
Sales, at cost basis	(2,330,000)	(2,330,000)	-	-	-
Realized Loss	1,053,000	1,053,000	-	-	-
Change in fair value	3,198,000	(108,000)	3,251,000	151,000	(96,000)
Balance March 31, 2022	$28,824,000	$18,698,000	$8,376,000	$1,750,000	$-

The Company’s sales of securities for the three months ended March 31, 2022, were approximately $1.3 million, with a book basis of approximately $2.3 million which represented a loss of approximately $1 million, which the Company recorded as other income included in the gains from marketable securities.

The equity securities may be accounted for and classified into two categories and accounted for as follows:

●

Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. The fair value of equity investments with fair values is primarily obtained from third-party pricing services.

●

Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, the Company uses valuation techniques to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

Concentration Risk

The Company’s holdings in marketable securities subject the Company to concentrations of market risks.

As of March 31, 2022, the Company’s top six marketable security positions had an aggregate fair value of $13.1 million, which represented 45% of the Company’s holdings. Excluding marketability and liquidity discounts, these positions had an aggregate value of $14.9 million as of March 31, 2022. As of November 30, 2022 these positions have an aggregate value, excluding marketability and liquidity discounts of $9.1 million, which represents a decrease of approximately 39% from March 31, 2022.

BIGtoken Investment

On February 15, 2022, the Company entered into a simple agreement for future equity (the “SAFE”) with its former BIGToken subsidiary. Pursuant to the SAFE, the Company invested $1,000,000 in the SAFE. The amount funded into the SAFE at a given time is referred to herein as the “SAFE Amount”. The Company is accounting for the SAFE as an equity investment carried at fair value with changes recorded in earnings each period and is reflected as such in the above table.

Pursuant to the terms of the SAFE, at any time that BIGtoken sells its securities (a “Financing”) prior to the termination of the SAFE, the Company may, at its option, convert the SAFE into: (i) the number of shares of non-voting Series D Convertible Preferred Stock (“Series D Preferred Stock”) equal to such (a) SAFE Amount divided by (b) the lowest price per share of equity securities sold in any Financing (prior to the termination of the SAFE) multiplied by eighty percent (80%) (the “Conversion Price”) and (ii) such number of warrants to purchase Series D Preferred Stock (the “Warrants”) equal to the SAFE Amount divided by the Conversion Price. Upon issuance, the Warrants will (i) have a term of five (5) years, (ii) an exercise price equal to the Conversion Price, and (iii) contain price protection provisions for subsequent financings.

NOTE 6 – DESIGNATED ASSETS FOR RETURN OF CAPITAL

On August 17, 2021, the Company announced that it will be issuing a one-time dividend consisting of a share of Series A Preferred Stock to shareholders, debenture holders, and certain warrant holders (“Recipients”) of record on September 20, 2021. The Board of Directors designated certain of the Company’s marketable equity securities (“Designated Assets”) as of September 20, 2021 to be used when liquidated, as a return of capital to the Recipients. See Note 9 - Series A Preferred Stock for more details.

The balance of designated assets consists of the following:

	March 31, 2022	December 31, 2021
Cash	$587,000	$686,000
Marketable equity securities	3,212,000	3,239,000
Total	$3,799,000	$3,925,000

The activity in designated assets is as follows:

Total
Balance as of December 31, 2021	$3,239,000
Sales at cost	(384,000)
Realized loss	116,000
Change in fair value	241,000
Balance as of March 31, 2022	$3,212,000

The Company’s sale of the designated marketable securities for the three months ended March 31, 2022, were approximately $268,000 with a cost basis of approximately $384,000 which resulted in a realized loss of $116,000, which the Company recorded as other expense included in the realized loss from designated assets.

NOTE 7 – NOTES RECEIVABLE

In October 2020, the Company entered into unit redemption agreements with two counterparties providing for the counterparties to repurchase from the Company units of the counterparty’s securities owned by the Company. Pursuant to the redemption agreements, the counterparties repurchased the units for a combined repurchase price of $8 million with $7 million being paid on closing and the additional $1 million being deferred and due on the earlier of the three-year anniversary or upon sale of the counterparties. The Company had no cost basis in the units and as a result the note receivable has no cost basis. The Company accounts for the note receivable as a loan pursuant to ASC 310 – Loans . The $1 million in deferred payments was recorded with an implied discount of approximately $107,000, which is being amortized over 3 years.

NOTE 8 – OID CONVERTIBLE NOTES PAYABLE

In June 2020, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $16,101,000 in principal amount of Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) for $14,169,000 (representing a 12% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 6,440,561 shares of the Company’s Class A common stock (the “Warrants”) in a private placement (the “Offering”). The Purchase Price consisted of (a) $13,000,000 in cash and (b) the cancellation of $1,169,000 in outstanding debt. The Company received net proceeds of approximately $9,100,000 after deducting the Placement Agent fees, the Debt Repayments and other offering expenses. The Company’s obligations under the Debentures are secured by substantially all of the assets of the Company.

The Debentures pay interest in cash at the rate of 12.0% per annum commencing on June 30, 2021, with such interest originally payable quarterly, beginning on October 1, 2021. Commencing after the six-month anniversary of the issuance of the Debentures, the Company was required to make amortization payments (“Amortization Payments”) with each Purchaser having the right to delay such Amortization Payments by a six-month period up to three separate times (each, an “Extension”) in exchange for five percent (5%) in principal being added to the balance of such applicable Debenture on each such Extension. The Debentures had an original maturity date of December 31, 2021 but were extended three times and now mature on June 30, 2023. Beginning on the date that the first Amortization Payment is due, and on a monthly basis thereafter, the Company will be required to pay one hundred fifteen percent of the value of one-twelfth of the outstanding principal plus any additional accrued interest due.

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

Subject to the Company’s compliance with certain conditions, upon ten trading days’ notice to the Purchasers, the Company has the right to redeem the Debentures in cash at 115% of their outstanding principal, plus accrued interest. Additionally, in the event that the Company (i) sells or reprices any securities (each, a “Redemption Financing”), or (ii) disposes of assets (except those sold or transferred in the ordinary course of business) (each, an “Asset Sale”), then the Purchasers shall have the right to (a) in the event of a Redemption Financing at a price per Common Stock equivalent of $2.50 or less per share, the Purchasers may mandate that 100% of the proceeds be used to redeem the Debentures (b) in the event of a Redemption Financing at a price per Common Stock equivalent of greater than $2.50 per share, the Purchasers may mandate that up to 50% of the proceeds be used to redeem the Debentures, and (c) in the event of an Asset Sale, the Purchasers may mandate that up to 100% of the proceeds be used to redeem the Debentures.

The Debentures also contain certain customary events of default provisions, including, but not limited to, payment default, breaches of covenants, the occurrence of an event of default under certain material contracts of the Company, failure to register the shares underlying the Debentures and Warrants, changes in control of the Company, delisting of its securities from its trading market, and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the Purchaser’s election, immediately due and payable in cash. The Company is also prohibited from certain activities (unless waived by 67% of the then outstanding Purchasers, and including the lead Purchaser), including but not limited to, the creation of certain debt obligations, liens on Company assets, amending its charter documents, repayment or repurchase of securities or certain debt of the Company, or the payment of dividends.

The Warrants are initially exercisable at $2.50 per share and, are subject to cashless exercise after six months if the shares underlying the Warrants are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations.

Pursuant to a registration rights agreement (“Registration Rights Agreement”), the Company has agreed to file a registration statement registering the resale of the shares of the common stock underlying the Debentures and the Warrants within forty-five days from the date of the Registration Rights Agreement. The Company also agrees to have the registration statement declared effective within 90 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. The Company is also obligated to pay the Investors, as partial liquidated damages, a fee of 2.0% of each Purchaser’s subscription amount per month in cash upon the occurrence of certain events, including the Company’s failure to file and/or have the registration statement declared effective within the time periods provided. As of March 31, 2022, the Company has continuously met its obligations under the Registration Rights Agreement.

Bradley Woods & Co. Ltd. (“Placement Agent”) acted as the placement agent, in connection with the sale of the securities. Pursuant to an engagement agreement, the Company agreed to pay the Placement Agent a cash commission of $1,040,000 and issue an aggregate of 478,854 Common Stock purchase warrants (“PA Warrants”). The PA Warrants are substantially similar to the Warrants, except that the PA Warrants have an exercise price of $3.3625 per share. Additionally, upon the exercise of the Warrants issued in the Offering, the Placement Agent will be entitled to eight percent (8%) of the cash proceeds received from such exercises. The fair value of the PA Warrants at issuance was estimated to be $360,000.

The Company first allocated the cash proceeds to the loan and the equity classified warrants on a relative fair value basis, secondly, the proceeds were allocated to the beneficial conversion feature. The proceeds allocated to the warrants and the beneficial conversion feature resulted in a debt discount being amortized as additional interest expense using the effective interest method over the term.

The table below summarizes the Debenture related activity during the three months ended March 31, 2022:

	Principal	Debt discount	Net book value
Balances January 1, 2022	$1,267,000	$(103,000)	$1,164,000
Amortization	-	17,000	17,000
Balance March 31, 2022	$1,267,000	$(86,000)	$1,181,000

As of March 31, 2022 and December 31, 2021, the Company has classified the debt as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company’s certificate of incorporation provides for two classes of common stock: Class A common stock (authorized 250,000,000 shares, par value $0.001), which has one vote per share, and Class B common stock (authorized 9,000,000 shares, par value $0.001), which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise, the rights of the two classes of common stock are identical.

In August 2021, the Board of Directors approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $10,000,000 of Class A Common Stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

During the year ended December 31, 2021, the Company repurchased 155,000 shares of Common Stock, for an aggregate purchase price of $793,000 pursuant to the Company’s Share Buy-Back program. The shares were retired as of December 31, 2021. No amounts were repurchased in the three months ended March 31, 2022. The total remaining authorization for future common share repurchases under the Company’s share repurchase program was $9.2 million as of March 31, 2022.

During the year ended December 31, 2021, the Company sold 53,616 shares of common stock, resulting in proceeds of approximately $284,000, through sales under its At the Market (ATM) offering.

Preferred Stock

The Company is authorized to issue 50,000,000 of preferred stock, par value $0.001, of which 36,462,417 shares are designated as Series A Preferred Stock (“Dividend Shares”). The Company’s Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. The Board of Directors may authorize the issuance of preferred stock, which ranks senior to the Company’s common stock for the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on both classes of the Company’s common stock to be effective while any shares of preferred stock are outstanding.

On September 20, 2021, the Company filed a certificate of designation (the “COD”) of preferences, rights, and limitations of Series A Non-Voting Preferred Stock (“Series A Preferred Stock”) with the Secretary of State of Delaware. Pursuant to the COD, the Company is authorized to issue up to 36,462,417 shares of Series A Preferred Stock (the “Dividend Shares”).

On September 27, 2021, the Company issued a one-time dividend of 36,462,417 shares of series A preferred stock (“Preferred Stock”) to certain Qualified Recipients (the “Dividend”) which is convertible into shares of common stock on a 1 for 1 basis. The preferred stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain marketable securities that the Company received through its Sequire Platform services. See Note 6 – Designated Assets for Return of Capital.

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

The Company’s management has evaluated the Preferred Stock and determined that Preferred Stock is mandatorily redeemable upon the distribution of the net proceeds from the sale of the designated marketable securities. Accordingly, it is classified as a liability recorded at fair value, with changes in fair value being reflected in earnings.

NOTE 10 – EQUITY COMPENSATION PLANS AND WARRANTS

Equity Compensation Plans

As of March 31, 2022, the Company has approximately 228,000 shares of Class A Common Stock reserved for issuance under the Company’s equity compensation plans.

In the three months ended March 31, 2022, the Company issued the below shares and granted the following stock-based awards:

On January 2, 2022, Michael Malone, our Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,500. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

During the month of January 2022, non-executive employees exercised a total of 227,667 stock options. These options were exercised on a cashless basis, and included 161,938 shares withheld pursuant to cashless exercise and tax withholdings. This resulted in the issuance of 65,729 shares of common stock.

On January 6, 2022, we issued non-executive employees, options to purchase 380,000 shares of Class A common stock. The option has an exercise price of $4.25 per share, a term of five (5) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $1,153,000.

On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $397,000.

On January 6, 2022, we issued an employee an option to purchase 100,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $331,000.

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

On January 6, 2022, we issued an employee an option to purchase an aggregate of 20,000 shares of common stock. The option is a conditional grant, subject to shareholder approval. The option has an exercise price of $4.25 per share, a term of five (5) years, and vest in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $61,000.

The per-share fair value of each stock option with service conditions only granted during the quarter ended March 31, 2022 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Grant date
	1/3/2022	1/6/2022	1/6/2022
Expected term (in years)	5.0	5.0	4.0
Risk-free interest rate	1.55%	1.55%	1.60%
Expected volatility	90.0%	90.0%	90.0%
Expected dividend yield	-%	-%	-%

The following table details provides a summary of the Company’s stock option activity for the three months ended March 31, 2022:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	1,334,287	$3.02	2.4	$3,096,176
Granted	718,132	$4.27	5.7	$404,703
Exercised	(327,667)	$3.15		$549,931
Forfeited	(60,000)	$3.42
Outstanding March 31, 2022	1,664,752	$3.52	4.2	$2,193,289

Exercisable at March 31, 2022	654,281	$3.05	2.9	$1,174,649

The Company did not issue any stock-based awards in the three months ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $358,000 and $253,000, respectively with such costs being included in Employee related costs on our unaudited Condensed Consolidated Statements of Operations. At March 31, 2022, there was $2,572,000 of unrecognized compensation expense expected to be recognized over the next 2.75 years on average.

Warrants

During the three months ended March 31, 2022, the Company did not have any activity with warrants.

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

The New Warrants were valued using the Black Scholes option pricing model at a total of $7,737,000 based on a one-year term, implied volatility of 96%, a risk-free equivalent yield of 11%, and stock price of $5.83. The fair value of the New Warrants was expensed and included in Financing Costs for the three months ended March 31, 2021.

Additionally during the three months ended March 31, 2021, there were an additional 28,566 warrants exercised.

During the three months ended March 31, 2021, other warrant holders exercised warrants to purchase 399,880 shares for approximately $1,200,000.

At March 31, 2022, the Company had the following outstanding and exercisable warrants:

Warrant Shares	Weighted Average Exercise Price	Maturity Date
2,651,246	$3.61	2022
2,440,359	$2.73	2023
95,549	$4.91	2024
5,187,154	$3.22

NOTE 11 – REVENUE

The Company has two business units, one operating segment, one reportable segment and one reporting unit. The Sequire segment includes the licensing of the Company’s proprietary SaaS platform and associated data analysis technologies, consumer and investor targeted marketing solutions to allow users of the Company’s SaaS platform to act on the insights obtained through the Company’s technologies, and LD Micro, which is in the business of hosting events and conference for microcap public companies.

The following table summarizes revenue by revenue stream for the three months ended March 31:

	2022	2021
Sequire platform revenue	$7,499,000	$4,508,000
Conference revenue	-	45,000
Other revenue	-	364,000
Total revenue	$7,499,000	$4,917,000

The following table summarizes revenue recognized in exchange for customer securities and cash for the three months ended March 31:

	2022	2021
Customer securities	$6,444,000	$3,471,000
Cash	1,055,000	1,466,000
Total revenue	$7,499,000	$4,917,000

As of March 31, 2022 and December 31, 2021, contract liabilities representing deferred revenue were approximately $16.7 million and $12.9 million, respectively. Revenue recognized from the balances of deferred revenue was $6.4 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, contracts receivable amounted to $1,460,000 and $844,000, respectively.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

The carrying amount of our debt and notes receivable approximate their fair value.

Valuation of Marketable Securities

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

Investments in restricted securities of public companies cannot be offered for sale to the public until the company complies with certain statutory requirements. Investments in restricted securities of public companies are generally categorized in Level 2 of the fair value hierarchy. However, investments in public companies may be categorized in Level 3 of the fair value hierarchy depending on the level of observable liquidity. Specifically, if the Company determines the market activity is not sufficient to conclude the market activity represents an Active Market.

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

The contract assets represent a forward contractual right to receive securities pursuant to a revenue contract. As of March 31, 2022 and December 31, 2021, the Company determined the value of the securities underlying the contract asset to have a fair value of $1,460,000 and $844,000, respectively. Contract assets within level 3 at December 31, 2021 were received during the three months ended March 31, 2022, and are now included within marketable securities. Contract assets as of March 31, 2022 relate to new contracts for which securities have not been received.

The Company had the following financial assets at March 31, 2022 and December 31, 2021:

	Balance as of March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$28,824,000	$6,715,000	$9,277,000	$12,832,000
Designated assets marketable securities	3,212,000	2,390,000	822,000	-
Contract assets	1,460,000	892,000	568,000	-
Total Assets	$33,496,000	$9,997,000	$10,667,000	$12,832,000

Liabilities:
Series A Preferred Stock	$3,799,000	$-	$3,799,000	$-
Total liabilities	$3,799,000	$-	$3,799,000	$-

	Balance as of December 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$15,617,000	$6,134,000	$2,448,000	$7,035,000
Designated assets marketable securities	3,925,000	259,000	3,666,000	-
Contract assets	844,000	-	-	844,000
Total assets	$20,386,000	$6,393,000	$6,114,000	$7,879,000

Liabilities:
Series A Preferred Stock	$3,925,000	$-	$3,925,000	$-
Total liabilities	$3,925,000	$-	$3,925,000	$-

Changes in Level 3 assets measured at fair value

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of assets classified within the Level 3 category. As a result, the unrealized gains and losses for the assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Changes in Level 3 assets measured at fair value the three months ended March 31, 2022, were as follows:

	Balance at January 1, 2022	Acquisitions	Sales and dispositions	Transfers into Level 3	Transfers out of Level 3	Realized & unrealized gains (losses)	Balance March 31, 2022
Common stock	$2,154,000	$481,000	$(14,000)	$-	$-	$85,000	$2,706,000
Convertible debt	4,186,000	938,000	-	-	-	3,252,000	8,376,000
Warrants	96,000	-	-	-	-	(96,000)	-
Preferred stock	599,000	1,000,000	-	-	-	151,000	1,750,000
Total Investments	$7,035,000	$2,419,000	$(14,000)	$-	$-	$3,392,000	$12,832,000

The Company had no Level 3 assets or liabilities in the three months ended March 31, 2021.

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of March 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Assets	Valuation Technique	Unobservable inputs	Range
Common stocks	Put option pricing model	Discount for lack of marketability	0% - 32.3%

Convertible preferred stock	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible debt	Discounted cash flow	Maturity	0 - 35 months
		Risk adjusted discount factor	14.34%
	Option pricing model	Volatility	52% - 151%
		Risk-free interest rate	1.02% - 1.55%
		Dividend yield	0%
		Time to maturity	0 - 35 months

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has entered into an agreement providing access to a suite at the Sofi Stadium in Los Angeles from an entity wholly owned by Christopher Miglino, our CEO. The agreement entitles the Company to game tickets, optional tickets for other stadium events, and suite and conference room access during business days. In May of 2022, the Company renewed the agreement for four (4) additional National Football League seasons for an average rate per year of approximately $497,000. The amount charged to the Company is a pass-through of the actual expenses charged by the stadium to the related party, without markup. The agreement terminates in February 2026.

NOTE 14 – SUBSEQUENT EVENTS

Common stock issue for Warrants

Subsequent to March 31, 2022, the Company issued approximately 196,000 shares of the Company’s common stock for the exercise of warrants.

CVR Agreement

On June 13, 2022, the Company entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain marketable securities held by the Company (“CVR Payments”) with a quoted price equal to $674,000 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

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

Senior Secured Revolving Credit Facility

On August 8, 2022, the Company entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time (each a “Revolving Loan”). The loan maximum amount accessible is limited to $5.5 million until the Company is current with its reporting obligations. The loan is secured by all the assets of the Company and is guaranteed by the Company’s wholly owned subsidiary, LD Micro, Inc. As part of the transaction, the Company also amended and restated lender’s outstanding warrants to extend the maturity date of a total of 2,590,358 Common Stock purchase warrants until September 30, 2023.

On closing, the lender advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of the existing outstanding $650,000 bridge note. Upon the Company meeting certain conditions, the Lender will advance up to an additional $3,870,000.

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

Commencing on the first day of each month after the Effective Date, the outstanding balance of the Revolving Loan will be paid as calculated based on a percentage of the Company’s collections from the sale of certain of its marketable securities.

The Revolving Note is initially convertible into shares of Common Stock at a conversion price of $15.00 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of stock splits, dividends, fundamental transactions and certain future sales of the Company’s Common Stock.

As consideration for Lender entering into the Loan Documents, Lender will be entitled to receive, in addition to any payment made under the Credit Agreement, 10% of the net proceeds received by the Company from the sales of securities received during the term of the Revolving Loan.

For the Company to enter into the Credit Agreement, we were required to issue 32,000 shares of the Company’s common stock as a breakup fee to an unrelated lender as a result of a failed offering.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in our annual report for the year ended December 31, 2021 filed on Form 10-K and this quarterly report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Executive Overview

Financial results:

●	Revenue was $7.5 million, up approximately 53% for three months ended March 31, 2022 versus 2021.

●	Cash, cash equivalents and marketable securities were $29.2 million as of March 31, 2022.

Reportable Segments

We have a single operating and business segment, Sequire, which is comprised of two business units; Sequire and LD Micro. Our Sequire segment includes the licensing of our SaaS based Sequire platform and related services, and our event and conference operations. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Our management, along with our chief executive officer, who acts as our Chief Operating Decision Maker (as such term is defined in segment reporting guidance), review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information.

Deconsolidation of BIGToken, Inc.

On December 29, 2021, BIGToken (formerly FPVD) completed a merger transaction with BritePool, Inc. (“BritePool”) (the “Merger”) resulting in the Company’s ownership in BIGToken being reduced from 66% to approximately 4.99%. As a result of the Merger, BIGToken issued 183,445,351,631 shares of its common stock (“Acquisition Shares”) for all of the issued and outstanding equity shares of BritePool. On December 29, 2021, as a condition for the closing of the Merger, the Company exchanged 149,562,566,534 shares of BIGToken common stock for 242,078 shares of BIGToken’s Series D Convertible Preferred Stock (“Series D Stock”) (the “Exchange”). Simultaneously with the Exchange, the Company converted 22,162 shares of the Series D Stock into 13,692,304,136 shares of BIGToken’s common stock, or approximately 4.99% of the issued and outstanding shares of BIGToken’s common stock.

The financial results of BIGToken’s business are presented as discontinued operations in our unaudited Condensed Consolidated Statement of Operations for all periods presented through the respective transaction close date as the transaction. Please see “Note 3 — Discontinued Operations” in our unaudited Condensed Consolidated Financial Statements included elsewhere in this report for additional information.

Business Focus

During the first quarter of 2022, we have focused on: (i) the continued growth of our Sequire platform’s functionality and user base and (ii) the expansion of LD micro events and offerings.

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

We intend to continue to invest in our business based on our company priorities, and we anticipate that additional investments in our network infrastructure, as well as scaling our headcount to support our growth, will continue to drive expense growth throughout the remainder of 2022.

Company Overview

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

FINANCIAL CONDITION

Going Concern

Cash on hand and marketable securities at March 31, 2022 was approximately $0.4 million and $28.8 million, respectively. Based upon our cash flow projections taking into account cash, marketable securities and the projected cash flows from operations and access to borrowings under our revolving line of credit we believe we have enough liquidity, taking into account the uncertainty related to the ongoing pandemic and general economic uncertainty, to continue to fund operations at their currently level through the remainder of the year.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate operating cash flow. In addition, the Company’s operations may require additional financial support or additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash, Cash Equivalents, and Investments

As of March 31, 2022, we had (i) cash of $0.4 million, and (ii) marketable securities of $28.8 million for a total of approximately $29.2 million as compared to $17.0 million as of December 31, 2021. Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Components of Operations

Revenues

Sequire Platform. We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform. We recognize revenue using the percentage of completion method based primarily on time.

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

Marketing and selling expenses. These are the costs we incur to market our products, data service fees and third-party selling costs.

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

Results of Operations

Revenues

The following table presents net revenues by type for the three months ended March 31:

			Increase (Decrease)
	2022	2021	$	%
Sequire platform revenue	$7,499,000	$4,508,000	$2,991,000	66%
Conference revenue	-	45,000	(45,000)	(100)%
Other revenue	-	364,000	(364,000)	(100)%
Total revenue	$7,499,000	$4,917,000	$2,582,000	53%

Revenues for the three months ended March 31, 2022 increased to approximately $7.5 million compared to approximately $4.9 million for the three months ended March 31, 2021. Sequire’s revenue growth is driven by the continued growth in the platform’s subscriber base, as well as an increase in sales of Sequire’s service offering to existing and new subscribers.

Operating Expenses

The following table presents operating expenses by type for the three months ended March 31, 2022:

			Increase (Decrease)
	2022	2021	$	%
Cost of revenues	$2,798,000	$1,377,000	$1,421,000	103%
% of net revenues	37%	28%
Employee related costs	2,497,000	1,550,000	947,000	61%
% of net revenues	33%	32%
Platform costs	76,000	20,000	56,000	280%
% of net revenues	1%	0%
Marketing and selling	1,413,000	994,000	419,000	42%
% of net revenues	19%	20%
Depreciation and amortization	187,000	256,000	(69,000)	(27)%
% of net revenues	2%	5%
General and administrative	1,856,000	295,000	1,561,000	529%
% of net revenues	25%	6%
Total expense	$8,827,000	$4,492,000	$4,335,000	97%

Cost of revenue. Cost of revenue for the three months ended March 31 2022 and 2021 were approximately $2,798,000 and $1,377,000, respectively. This increase is a result of the increased revenues. As a percentage of total revenue, the cost of revenues increased from 28% to 37%. The increase as a percentage of revenues is the result of a greater percentage of revenues derived from serviced based revenue.

Employee Related Costs. Employee related costs increased to $2,497,000 during the three months ended March 31, 2022 compared to $1,550,000 for the three months ended March 31, 2021. The increase is primarily the result of an increase in staffing expenses or headcount required to service the increased number of platform subscribers as well as an increase in the number of subscribers utilizing the Company’s service offering.

Platform costs. Platform costs for the three months ended March 31, 2022 and 2021 were $76,000 and $20,000, respectively. Platform costs include costs incurred to host and maintain the Company’s Sequire platform. These costs increased from the prior year due to the increase in platform capacity and functionality required to support the growth in the Company’s subscriber based of the Sequire platform.

Marketing, data services and sales. Marketing, data services and sales for the three months ended March 31, 2022 and 2021 were $1,413,000 and $994,000, respectively. Marketing and data costs increased versus prior year as a result of an increase in the costs incurred to service the expanded customer base.

Depreciation and Amortization. Our long-lived assets primarily consist of internally developed software. For the three months ended March 31, 2022 and 2021 depreciation and amortization were $187,000 and $256,000, respectively.

General and administrative. General and administrative expenses were approximately $1,856,000 and $295,000 for the three months ended March 31, 2022 and 2021, respectively. The increase in expense for the year is driven by an increase in corporate related expenses to support the growth of the Company.

Other income / (loss). Other income / (loss) for the three months ended March 31, 2022 and 2021was $5.1 million versus a loss of $4.7 million. For the three months ended March 31, 2021 this included approximately $9.3 million in financing charges. This is primarily comprised of a non-cash inducement charge of $7.7 million related to our February 2021 warrant financing. Unrealized gains on our marketable securities for the three months ended March 31, 2022 were $6.4 million as compared to $4.0 million for the comparable period of 2021.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2022:

	2022	2021
Net cash (used in) provided by:
Continuing operating activities	$(5,328,000)	$(4,651,000)
Continuing investing activities	1,279,000	1,074,000
Continuing financing activities	3,052,000	12,968,000
Net cash (used in) provided by continuing operations	(997,000)	9,391,000
Net cash provided by discontinued operations	-	3,667,000
Net cash (decrease) increase	$(997,000)	$13,058,000

Cash flows from continuing operating activities

The primary use of operating cash is to pay our media, data and platform vendors, employees and others for a wide range of services. Cash flows used in continuing operating activities increased by approximately $0.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This is primarily due to increases in operating expense, which include increases in media, data and employee related costs.

The Company expects to continue to use cash in excess of receipts generated from operations for the foreseeable future due to the substantial portion of the Company’s sales paid for in marketable securities of our customers. The Company classifies proceeds from the sales of marketable securities received from our customers for the payment of our services as investing activities.

Cash flows from continuing investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the three months ended March 31, 2022 and 2021, net cash provided by investing activities increased by $205,000. During the three months ended March 31, 2022 and 2021, the Company generated $1,277,000 and $2,266,000, respectively from the sale of marketable securities. Expenditures for software development were $243,000 and $154,000 for the three months ended March 31, 2022 and 2021, respectively. Deferred payments related to our acquisition of LD Micro during the three months ended March 31, 2021, were $1,004,000.

Cash flows from continuing financing activities

During the three months ended March 31, 2022, cash generated from financing activities was primarily attributable to $3,153,000 of proceeds, net of payments from our short-term borrowings partially offset by $101,000 of payments for withholding taxes related to our restricted stock units. During the three months ended March 31, 2021, we generated $12,220,000 of proceeds from the exercise of warrants and $284,000 of proceeds from the issuance of our common stock.

Liquidity

We believe that our current sources of funds will not provide us with adequate liquidity during the 12-month period following December 2022 including to repay our remaining debt obligations. Our future capital requirements will depend on many factors, however, the Company’s primary source of capital is the sale of marketable securities received as consideration for the licensing of our Sequire platform and the associated services. The Company’s sales of marketable securities are primarily through sale transactions that qualify for exemptions pursuant to Rule 144 of the Securities Act of 1933. The conditions required to be met to qualify for the exemptions under Rule 144 are often difficult to predict, making it difficult to predict the timing of the associated cash flows from the sales of these securities. The Company’s holdings of marketable securities are subject to risks and uncertainties such as fluctuations in pricing in the primary market, and legal restrictions that create uncertainty around realization and timing of cash flows. Additionally, other factors contribute to uncertainty of our cash flows, such as our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of Sequire.

The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future, and as a consequence, creates substantial doubt about the Company’s ability to continue as a going concern.

We expect to generate net positive operating income and cash flows from our Sequire business in the future, however, due to uncertainty around the timing and realization of cash flow creates substantial doubt about the Company’s ability to continue as a going concern.

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

On August 8, 2022, we entered into a revolving line of credit allowing us to borrow up to $9.45 million in principal. Until such time that the Company becomes current on its reporting obligations under the Securities Exchange Act of 1934, the maximum amount accessible is limited to $5.6 million in August 2022. The revolving credit line has a two-year term with a variable repayment schedule that is tied to the proceeds the Company generates from the sale of marketable securities from its portfolio. The principal repayment as a percentage of proceeds from marketable securities is 10% for the first three months and increase up to 20% after 12 months. Further, we agreed to pay the lender in the credit facility, an amount equal to ten percent (10%) of the net proceeds actually received by us from the sale any securities of a customer that we acquired during the term of the revolving note(s).

As of March 31, 2022, our cash on hand was approximately $0.4 million.

We have historically financed our operations primarily from the sale of debt and equity securities. Recently, our operations from Sequire and LD Micro have resulted in increased revenue, but we are still not cash flow positive, and accordingly cannot fund our operations solely from our revenue. Notwithstanding our recent revolving credit facility financing (including the bridge note), for which we have received approximately $5.6 million, partially offset by the required payments we made under outstanding obligations of $3.75 million at closing, we are still unable to meet all of our obligations as they become due. We anticipate that we will need to continue to fund our operations from the sale of debt and equity securities. Additionally, we are delinquent in our SEC reporting obligations and have received notices from Nasdaq that if we are not current with our reporting obligations by February 28, 2023, we may be delisted from NASDAQ. Although we have been historically successful in raising capital through the sale of our equity and debt securities, and management believes that such capital sources will be available should they be required, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. Further, in the event we are delisted from Nasdaq, raising capital through the sale of our equity or debt securities will be more challenging as investors are historically less likely to purchase securities that are not listed on a national exchange.

Series A Preferred Stock

During 2021 we issued 36,462,417 shares of our Series A Preferred Stock to Qualified Recipients (as defined below) on a 1-for-1 as converted to common stock basis (the “Dividend”). The record date for the Dividend was September 20, 2021 (the “Record Date”). The Series A Preferred Stock entitles the Qualified Recipients to receive the net proceeds from sales of certain securities received by SRAX as payment from its customers for access to the Sequire Platform services (the “Designated Assets”).

As of the Record Date, the following holders of securities were entitled to receive the Dividend (collectively, the “Qualified Recipients”):

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

As of the Record Date, the Designated Assets had an aggregate value of approximately $6.5 million and consisted of securities (i) from twenty-five (25) companies that trade or are quoted on the OTC Markets, (ii) having stock prices ranging from $0.01 to $5.15, (iii) with aggregate values of the securities held by the Company ranging from $1,930 to $900,000. The Designated Assets consist of (a) 24 issuers’ common stock and (b) one (1) issuer’s convertible debt instrument that is convertible into common stock.

During the fourth quarter and portion of the third quarter of 2021, we sold an aggregate of approximately $680,000 of the Designated Assets. On January 30, 2022, we distributed the net proceeds from those shares to holders of our Series A Preferred Shares. Pursuant to the distribution, each holder of Series A Preferred Stock received approximately $0.01 per share.

As of December 31, 2021, the Designated Assets had a market value of $3,925,000.

During the first quarter of 2022, we sold an aggregate of Designated Assets with a cost basis of $384,000 and generated proceeds of $268,000, which paid the dividend declared during the fourth quarter 2021. The sale of Designated Assets did not result in sufficient proceeds to declare a distribution pursuant to the terms of the Series A Preferred Stock and there was no distribution declared during the first quarter of 2022.

As of March 31, 2022, the Designated Assets had a market value of $3.2 million and the Company was holding cash for distribution of $0.6 million.

The Designated Assets consist of securities (i) from twenty three (23) companies that trade or are quoted on the OTC Markets, (ii) having quoted stock prices ranging from $0.001 to $7.07, (iii) with aggregate values of the securities held by us ranging from $0 to $750,000, and (iv) with an average value equal to $140,000 per issuer.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Note 1—Summary of Significant Accounting Policies, in the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on October 12, 2022 for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2022 because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the end of its most recent fiscal year.

Specifically, management has determined the following:

●	a lack of internal valuation experts;
●	a lack of sufficient in-house qualified accounting staff;
●	a lack of validation of completeness and accuracy of internally prepared data, including key reports generated from systems, utilized in the operations of controls, leading to delays in the Company’s closing process;
●	inadequate controls and segregation of duties due to limited resources and number of employees;
●	lack of internal personnel to properly evaluate the fair value and the associated revenue recognition related to our non-cash revenue contracts;
●	substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting leading to delays in the Company’s closing process;
●	lack of adequate controls in the accounting for internally developed software costs; products and services; and the recording of sophisticated, material financing transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants;
●	and our lack of experience in monitoring and administering, the Company’s internal control over financial reporting

In addition to the material weaknesses noted above, we noted the following deficiencies that we believe to be material weaknesses:

●	Fair Value Measurements: deficiencies in the design of this control and excessive reliance on the work of a third party specialist resulted in undetected errors in the valuation of certain positions that results in adjustments.
●	Earnings per share; deficiencies in the design of this control resulted in preparation errors that were not prevented or detected.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Remediation

We are continuing to seek ways to remediate these weaknesses, which stem from our small workforce and limited resources. Beginning with the quarter ended March 31, 2022, the Company has hired a third party valuation company to perform the valuation of the Company’s marketable securities.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

For the years-ended December 31, 2021 and 2020, we reported loss from operations of $85,000 and $7,032,000, respectively, and accumulated deficits of $30,355,000 and $50,342,000, respectively. Additionally, for the three-month periods ended March 31, 2022 and 2021, we reported we reported (loss) income from operations of ($1,328,000) and $425,000, respectively, and an accumulated deficit of $26,627,000 at March 31, 2022. Our future success depends on our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we significantly increase our revenues in future periods, the rapid growth may strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to successfully increase our revenues, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2021 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on March 31, 2022, there is substantial doubt about our ability to continue as a going concern beyond twelve months from the filing of this quarterly report. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, and (ii) our ability to raise additional capital. If we are not successful with either of these, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We may need to raise additional capital to pay our indebtedness as it comes due.

In June 2020, we entered into a securities purchase agreement with institutional investors for the issuance of approximately $16.1 million in principal of debentures, of which $1.3 million remains outstanding as of March 31, 2022. In July 2022, we amended certain terms of the debentures whereby in exchange for an additional five percent (5%) to be added onto the outstanding principal, we extended the maturity dates by six (6) months or until December 31, 2023 as well as extended the date we are required to begin making amortization payments until January 1, 2023. In addition, the holders of the debentures have the unilateral right to extend the maturity date and amortization payments by another six (6) months each in exchange for another additional five percent (5%) to be added to the principal of the debentures.

On July 1, 2022, we entered into an original issue discount bridge loan in the principal amount of $650,000 pursuant to which we received $500,000 in cash. On August 8, 2022, the bridge loan was converted into revolving notes as part of a senior secured revolving credit facility whereby we received $4,930,000 cash on the first draw down. Of the amount received, we used approximately $3.75 million of payoff and retire outstanding obligations. The repayment of the debentures and revolving credit facility are secured by substantially all the assets and the intellectual property of the Company.

Further, in addition to payments required pursuant the debentures and revolving credit facility, the lender is also entitled to ten percent (10%) of the net proceeds of any sales of securities acquired from our customers during the term of the loan. As a result, this will further negatively impact our cash flows from operations and may require us to raise additional capital earlier than previously anticipated. Depending on our level of operations, we may not be able to generate sufficient cash flow to repay our obligations under the debentures or revolving credit facility as they come due. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity securities or the sale of assets, in order to make the required payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures and revolving credit facility, we will be in default, which would permit the lender to accelerate the maturity and require immediate repayment of the outstanding principal and interest. In such event, this could lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our outstanding loan obligations contain substantial covenants that may impact our business, our ability to secure additional debt financing, and our ability to pay our debts as they become due.

As of December 29, 2022, we have approximately (i) $1.1 million outstanding of our secured convertible debentures issued in June 2020 that are due and payable on December 31, 2023 and (ii) $5,580,000 of revolving notes outstanding pursuant to our senior secured revolving credit facility. Each of the debentures and revolving notes / credit facility contain a number of affirmative and negative covenants, including, but not limited to: reporting requirements, certain financial covenants related to our stock portfolio, collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, etc. Our failure to comply with the covenants in the credit agreement governing the credit facility and the debentures and associated transaction documents could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.

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

Or management has determined that, as of March 31, 2022, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our operations, facilities or those of our customers or suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Commission.

Impacts of the Conflict between Russia and Ukraine and the COVID-19 Pandemic

Russia invaded Ukraine in February 2022 and is still engaged in active armed conflict against the country. The global COVID-19 pandemic continues to evolve, and we will continue to monitor developments closely. To date, our financial condition and operations have not been significantly impacted by the conflict between Russia and Ukraine and the COVID-19 pandemic. The extent of the impact on our business, operations remains uncertain and will depend on certain developments, including the actions of U.S. and foreign governments to impose sanctions on Russia, regulatory agencies, other third parties with whom we do business. We will continue to actively monitor the rapidly evolving situation and may take actions that alter our operations, including those that may be required by federal, state or local authorities or that we determine are in the best interests of our employees and other third parties with whom we do business.

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

Payment related to our Sequire platform and services is often made through the equity securities of our customers instead of cash. Since larger companies typically pay in cash, the securities issued are often those of smaller public companies that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. As of March 31, 2022 approximately $22 million of our holdings are issued by companies whose securities trade on the OTC Markets Inc. Additionally, of these securities quoted on the OTC Markets, approximately 76% are quoted on the OTC Pink. While our agreements for OTC issuers may contain certain provisions providing for the issuance of additional securities upon certain events, the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly, and the stock price of such issuers is often volatile, unpredictable, and with limited liquidity. Additionally, the OTC Pink has less stringent requirements for listing than even other OTC Markets, such as the OTCQB or OTCQX. Often, the OTC Pink lists companies that (i) may not be providing current information, (ii) may not have independent directors, (iii) may have little to no trading, and (iv) may be very volatile. As a result, the value of the equity received on the date of payment may be significantly greater than the actual revenue derived by us upon a sale of the securities. Furthermore, there is no guarantee that the companies that we receive securities from will remain solvent or maintain “current information”, or other required criteria during the legally required holding period under Rule 144, which would result in the loss of some or all of our anticipated revenue. These risks are significantly increased for OTC Pink issuers. As we are not experienced traders, there can be no assurances that our personnel responsible for selling the securities will do so at opportune times or be able to maximize profitability.

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

On April 19, 2022, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2021. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic reports with the SEC. Pursuant to Nasdaq rules, we have 60 calendar days from the date of the notification letter, or until June 20, 2022, to file the 2021 Annual Report on Form 10-K. Additionally, in May and August of 2022, we received additional written notices from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) because we had not yet filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

As previously disclosed, on October 14, 2022, the Staff notified the Company that, based upon the Company’s continued non-compliance with the Filing Requirement, the Company’s securities were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing and, in accordance with Nasdaq Listing Rule 5815(a)(1)(B), a stay of any further suspension or delisting action by Nasdaq, which was subsequently granted. At the hearing, the Company will present its plan to regain compliance with the Filing Requirement and request an extension to file all outstanding periodic reports with the SEC.

Subsequently, on November 16, 2022, we received an additional notice from the Listing Qualifications Staff (the “Staff”) of the Nasdaq that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ending September 30, 2022 with the SEC could serve as an additional basis for delisting under Nasdaq Listing rule 5250(c)(1).

On October 12, 2022, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021 with the SEC; however, the Company has not yet filed its Quarterly reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022.

On October 27, 2022, the Company engaged Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the year ending December 31, 2022. The Company is diligently working to complete and file the delinquent reports with the SEC and thereby regain compliance as soon as practicable. Nasdaq previously provided the Company with an extension of one hundred eighty (180) days from the initial due date of the 2021 Form 10-K or until October 12, 2022, to regain compliance with Nasdaq’s continued listing rule as it relates to all of the untimely filings. Accordingly, the Company’s (i) March 30, 2022 Form 10-Q, and (ii) June 30, 2022 and (iii) September 30, 2022 Form 10-Q are all required to be filed with the SEC by February 28, 2023.

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

The revolving notes issued in our August 2022 secured revolving credit facility, of which $1.3 million in principal and interest is currently outstanding, is convertible into our common stock at a conversion price of $15.00 per share (the “Conversion Price”). Notwithstanding, the Conversion Price is subject to adjustment upon certain enumerated events which includes the sale of our common stock or equivalents at a deemed price equal to or less than $5.00 per share. On December 28, 2022, the closing price of our common stock was $1.17 per share. In the event that we are required to raise additional capital through the sale of our equity or debt securities, given our current market price, it is likely that the Conversion Price would be adjusted, and we may be required to issue a significantly greater number of shares upon conversion, than currently anticipated, resulting in greater dilution to our existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2022. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On January 2, 2022 Michael Malone, our Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,500. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	During the month of January 2022, non executive employees exercised a total of 227,667 stock options. These options were exercised on a cashless basis, and included 161,938 shares withheld pursuant to cashless exercise and tax withholdings. This resulted in the issuance of 65,729 shares of common stock.

●

On January 6, 2022, we issued our employees, options to purchase an aggregate of 380,000 shares of common stock. Each of the options has an exercise price of $4.25 per share, a term of five (5) years, and vests in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 380,000 options had a Black-Scholes value on the grant date $1,153,000.

●

On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $397,000

●

On January 6, 2022, we issued an employee an option to purchase 100,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $331,000

●	On January 6, 2022, we issued Michael Malone, our Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $331,000.

●	On January 6, 2022, we issued an employee an option to purchase an aggregate of 20,000 shares of common stock. The option is a conditional grant, subject to shareholder approval. The option has an exercise price of $4.25 per share, a term of five (5) years, and vest in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $61,000.

●	On June 13, 2022, we entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,000 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

●	On July 1, 2022, we issued an original issue discount bridge note in principal amount of $650,000 to an institutional investor in exchange for $500,000 in cash. The Bridge Note was non-interest bearing and a maturity date of August 15, 2022. Effective August 8, 2022, the bridge note was exchanged for revolving notes in the senior secured revolving credit facility.

●	On August 8, 2022, we entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time, subject to certain conditions. The loans are secured by all of our assets. There is currently $5,580,000 in principal outstanding on the revolving loans, which are convertible into our common stock at a conversion price of $15.00 per share, subject to adjustment for stock splits, dividends, fundamental transactions, and upon sales of our equity securities at $5.00 per share or less. In addition, as part of the transaction we extended the maturity dates of 2,590,358 outstanding common stock purchase warrants held by the lender until September 30, 2023.

The revolving loans are convertible into our common stock at an initial price per share of $15.00, subject to adjustment in certain enumerated events, including deemed sales of our common stock or common stock equivalents at a price per share that is $5.00 or less.

44

●

On August 8, 2022, in connection with entering into the senior secured revolving credit facility, we amended and restated the terms of 2,590,358 outstanding common stock purchase warrants owned by the lender. As part of the amendment, we extended the expiration date of the following warrants until September 31, 2023: (a) warrants to purchase 1,363,636 shares of Common Stock issued on June 30, 2020; (b) warrants to purchase 166,667 shares of Common Stock issued on November 29, 2018; (c) warrants to purchase 530,027 shares of Common Stock issued on November 29, 2018 and (d) warrants to purchase 530,028 shares of Common Stock issued on October 27, 2017.

Purchases of equity securities by the issuer and affiliated purchasers.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 from January 1, 2022 through September 30, 2022.

Period	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)(b)

January 1, to January 31, 2022	—	—	—	$9,206,000

February 1, to February 28, 2022	—	—	—	$9,206,000

March 1, to March 31, 2022	—	—	—	$9,206,000

April 1, to April 30, 2022	—	—	—	$9,206,000

May 1, to May 31, 2022	—	—	—	$9,206,000

June 1, to June 30, 2022	—	—	—	$9,206,000

July 1, to July 31, 2022	—	—	—	$9,206,000

August 1, to August 31, 2022	—	—	—	$9,206,000

September 1, to September 30, 2022	—	—	—	$9,206,000

Total	—	—	—	9,206,000

(a)	In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $9.2 million as of September 30, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date.

(b)	None of the shares purchased were in reliance on the safe harbor in Exchange Act Rule 10b-18 and the Company does not currently have a 10b5-1(c) plan with regard to share being repurchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 6. Exhibits

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.05(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.06(i)	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
3.07(i)	Certificate of Validation and Certificate of Increase filed on January 31, 2022		8-K/A	3.01(i)	001-37916	2/2/2022
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.7	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan		1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan		8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan		S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering		8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering		8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering		8-K	4.01	001-37916	8/14/19

4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19

10.24	Form of Term Loan and Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering		8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering		8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering		8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering		8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
10.36	Exchange Agreement with FPVD dated December 29, 2021		8-K	10.01	001-37916	12/30/21
10.37	Form of Contingent Value Right Agreement dated June 13, 2022		10-K	10.37	001-37916	10/12/22
10.38	Form of Bridge Note dated July 1, 2022		10-K	10.38	001-37916	10/12/22
10.39	Form of Safe entered into with BIGtoken on February 11, 2022		10-K	10.39	001-37916	10/12/22
10.40	Form of Revolving Note from August 2022 Senior Secured Revolving Credit Facility		8-K	4.01	001-37916	8/12/22
10.41	Form of Credit Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.01	001-37916	8/12/22
10.42	Form of Guaranty Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.02	001-37916	8/12/22
10.43	Form of Security Agreement (SRAX) from August 2022 Senior Secured Revolving Credit Facility		8-K	10.03	001-37916	8/12/22
10.44	Form of Security Agreement (LD Micro) from August 2022 Senior Secured Credit Facility		8-K	10.04	001-37916	8/12/22
10.45	Form of Patent Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.05	001-37916	8/12/22
10.46	Form of Trademark Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.06	001-37916	8/12/22
10.47	Form of Pledge and Escrow Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.07	001-37916	8/12/22
10,48	Form of Registration Rights Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.08	001-37916	8/12/22
10.49	Form of Fee Letter from August 2022 Senior Secured Revolving Credit Facility		8-K	10.09	001-37916	8/12/22
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

December 30, 2022	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

December 30, 2022	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

