Form 10-Q
period 2022-06-30
SRAX, Inc.
filed 2023-08-28
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37916

SRAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 S. Westlake Blvd., Suite 14-29 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 205-6109

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.001 par value	SRAX	NASDAQ Global Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of August 25, 2023, there were 28,906,890 shares of Class A common stock were issued and outstanding.

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

Any reference to “BIGToken” and “BIGToken, Inc.” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations which we transferred into Force Protection Video Equipment, Inc. (“FPVD”), which became our majority owned subsidiary on February 4, 2021 and was subsequently disposed of on December 29, 2021.

Unless otherwise stated, the information which appears on our web sites www.srax.com are not part of this report and are specifically not incorporated by reference.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
CURRENT ASSETS
Cash	$260,000	$1,348,000
Accounts receivable, net	351,000	821,000
Contracts receivable	1,394,000	844,000
Marketable securities	3,672,000	15,617,000
Designated assets for return of capital	582,000	3,925,000
Prepaid expenses and other current assets	297,000	430,000
TOTAL CURRENT ASSETS	6,556,000	22,985,000

Marketable securities, net of current portion	18,423,000	-
Notes receivable	-	935,000
Property and equipment, net	139,000	114,000
Intangible assets, net	-	1,443,000
Right of use assets	195,000	257,000
Other assets	43,000	36,000
Goodwill	7,706,000	17,906,000
TOTAL ASSETS	$33,062,000	$43,676,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$9,996,000	$4,095,000
Deferred revenue	14,903,000	12,859,000
Other current liabilities	4,726,000	763,000
Payroll protection loan	10,000	10,000
OID convertible notes payable	1,197,000	1,164,000
Series A redeemable preferred stock	1,327,000	3,925,000
TOTAL CURRENT LIABILITIES	32,159,000	22,816,000

Right of use liability, net of current portion	40,000	114,000
TOTAL LIABILITIES	32,199,000	22,930,000

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.001 par value, 36,462,417 shares authorized, issued and outstanding, as liability classified at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.001 par value, 250,000,000 shares authorized, 26,291,076 and 25,995,172 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26,000	26,000
Class B common stock, $0.0001 par value, 9,000,000 shares authorized and 0 issued and outstanding, at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	50,494,000	51,075,000
Accumulated deficit	(49,657,000)	(30,355,000)
TOTAL STOCKHOLDERS’ EQUITY	863,000	20,746,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,062,000	$43,676,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30, 2022
	2022	2021	2022	2021

Revenues	$7,722,000	$7,158,000	$15,221,000	$12,075,000

Cost and expenses
Cost of revenues	3,953,000	2,796,000	8,239,000	5,187,000
Employee related costs	1,161,000	1,919,000	3,655,000	3,469,000
Selling, general and administrative	2,020,000	1,338,000	3,877,000	1,633,000
Depreciation and amortization	199,000	189,000	386,000	445,000
Total costs and expenses	7,333,000	6,242,000	16,157,000	10,734,000
Income (loss) from operations	389,000	916,000	(936,000)	1,341,000

Other income (expense)
Financing costs	(1,264,000)	(305,000)	(1,577,000)	(9,570,000)
Impairment of goodwill	(10,200,000)	-	(10,200,000)	-
Impairment of intangibles	(1,481,000)	-	(1,481,000)	-
Loss on sale of fixed assets	(47,000)	-	(47,000)	-
Realized loss on marketable securities	(5,182,000)	(584,000)	(6,235,000)	(878,000)
Current period change in fair value of marketable securities	(2,588,000)	(3,978,000)	3,892,000	810,000
Current period change in fair value of contract assets	(1,013,000)	-	(1,513,000)	-
Realized loss on designated assets	(783,000)	-	(899,000)	-
Current period change in fair value of designated assets	(1,689,000)	-	(1,332,000)	-
Change in fair value of preferred stock	2,472,000	-	2,232,000	-
Interest income	3,000	8,000	12,000	23,000
Other income (expense)	(1,647,000)	-	(1,218,000)	14,000
Total other expense, net	(23,419,000)	(4,859,000)	(18,366,000)	(9,601,000)

Loss before income tax expense	(23,030,000)	(3,943,000)	(19,302,000)	(8,260,000)
Income tax expense	-	-	-	-
Loss from continuing operations	(23,030,000)	(3,943,000)	(19,302,000)	(8,260,000)

Discontinued operations
Loss before income tax expense	-	(2,069,000)	-	(9,696,000)
Noncontrolling interest in discontinued operations	-	272,000	-	1,126,000
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(1,797,000)	-	(8,570,000)
Net loss	$(23,030,000)	$(5,740,000)	$(19,302,000)	$(16,830,000)

Basic and diluted loss per share
Continuing operations	$(0.88)	$(0.17)	$(0.74)	$(0.38)
Discontinued operations	-	(0.08)	$-	(0.40)
Net loss per share, basic and diluted	$(0.88)	$(0.25)	$(0.74)	$(0.78)

Weighted average shares outstanding, basic and diluted	26,246,017	23,631,449	26,139,627	21,533,141

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Non Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2021	-	$-	25,995,172	$26,000	$51,075,000	$(30,355,000)	$-	$20,746,000
Share based compensation	-	-	-	-	358,000	-	-	358,000
Shares issued for exercise of employee options, net of taxes	-	-	91,981	-	(101,000)	-	-	(101,000)
Net income			-	-	-	3,728,000		3,728,000
Balance, March 31, 2022	-	-	26,087,153	26,000	51,332,000	(26,627,000)	-	24,731,000
Share based compensation (benefit)	-	-	-	-	(870,000)	-	-	(870,000)
Shares issued for exercise of warrants on a cashless basis	-	-	195,525	-	-	-	-	-
Shares issued for exercise of warrants for cash			8,401	-	32,000	-	-	32,000
Net loss	-	-	-	-	-	(23,030,000)	-	(23,030,000)
Balance, June 30, 2022	-	$-	26,291,079	$26,000	$50,494,000	$(49,657,000)	$-	$863,000

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Non Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31,2020	-	$-	16,145,778	$16,000	$69,551,000	$(50,342,000)	$-	$19,225,000
Share based compensation	-	-	-	-	253,000	-	-	253,000
Shares issued for cash	-	-	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	-	-	2,041,551	2,000	3,445,000	-	-	3,447,000
Shares issued for exercise of warrants	-	-	4,945,320	5,000	12,215,000	-	-	12,220,000
Warrants issued as inducement to exercise warrants	-	-	-	-	7,737,000	-	-	7,737,000
Establishment of noncontrolling interest of FVPD	-	-	-	-	-	-	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	-	-	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	-	-	5,775,000	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	-	-	5,775,000	5,775,000
Net loss	-	-	-	-	-	(11,090,000)	(854,000)	(11,944,000)
Balance, March 31,2021	-	-	23,186,265	23,000	93,485,000	(61,432,000)	11,486,000	43,562,000
Share based compensation	-	-	-	-	253,000	-	-	253,000
Shares issued for cash	-	-	-	-	701,000	-	-	701,000
Conversion of convertible debt to equity	-	-	350,000		3,575,000	-	-	3,575,000
Shares issued for exercise of warrants	-	-	1,310,198	1,000	-	-	85,000	86,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	-	-	85,000	85,000
Net loss	-	-	-	-	-	(5,740,000)	(272,000)	(6,012,000)
Balance, June 30, 2021	-	$-	24,846,463	$24,000	$98,014,000	$(67,172,000)	$11,384,000	$42,250,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDESNED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(19,302,000)	$(16,830,000)
Less: net loss from discontinued operations, net of tax	-	(8,570,000)
Loss from continuing operations	(19,302,000)	(8,260,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	10,200,000	-
Impairment of intangibles	1,481,000	-
Loss on sale of fixed assets	47,000	-
Realized loss on marketable securities	6,235,000	878,000
Current period change in fair value of marketable securities	(3,892,000)	(810,000)
Current period change in fair value of contract assets	1,513,000	-
Realized loss on designated assets	899,000	-
Current period change in fair value of designated assets	1,332,000	-
Change in fair value of preferred stock	(2,232,000)	-
Stock based compensation (benefit)	(512,000)	506,000
Interest income	-	(23,000)
Amortization of debt discount	33,000	686,000
Loss on settlement of note receivable	35,000	-
Fair value of warrants issued by FPVD to SRAX, Inc. debenture holders	-	885,000
Warrant inducement expense	-	7,737,000
Net provision for (recovery of) bad debts	137,000	(330,000)
Depreciation expense	35,000	39,000
Amortization of intangibles	350,000	717,000
Amortization of right of use assets	62,000	52,000
Non-cash financing expense	-	147,000
Changes in operating assets and liabilities
Accounts receivable, net	334,000	766,000
Prepaid expenses and other current assets	132,000	(759,000)
Contracts receivable	(2,063,000)	-
Marketable securities	(11,588,000)	-
Designated assets for return of capital	686,000	-
Accounts payable and accrued expenses	5,900,000	(233,000)
Deferred revenue	2,044,000	(10,578,000)
Other current liabilities	950,000	(189,000)
Right of use liability	(62,000)	(61,000)
Net cash used in continuing operations	(7,246,000)	(8,830,000)
Net cash used in discontinued operations	-	(3,836,000)
Net cash used in operating activities	(7,246,000)	(12,666,000)
Cash flows from investing activities:
Proceeds from sale of marketable securities	2,767,000	2,903,000
Proceeds from note receivable	900,000	-
Deferred payments to LD Micro	-	(2,004,000)
Proceeds from the sale of designated assets	426,000	-
Acquisition of property and equipment	(108,000)	(82,000)
Acquisition of intangible assets	(388,000)	(354,000)
Other assets	-	(33,000)
Net cash from continuing operations	3,597,000	430,000
Net cash from discontinued operations	-	955,000
Net cash from investing activities	3,597,000	1,385,000
Cash flows from financing activities:
Preferred stock distributions	(365,000)	-
Proceeds from issuance of common stock	-	284,000
Payments of taxes related to settlement of restricted stock units	(101,000)	-
Proceeds from the exercise of warrants	32,000	15,796,000
Proceeds from factoring facilities	5,362,000	-
Repayments of factoring facilities	(2,367,000)	-
Net cash from continuing operations	2,561,000	16,080,000
Net cash from discontinued operations	-	4,810,000
Net cash from financing activities	2,561,000	20,890,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(Unaudited)

	Six months ended June 30,
	2022	2021

Net (decrease) increase in cash from continuing operations	(1,088,000)	7,680,000
Net increase in cash from discontinued operations	-	1,929,000
Cash, beginning of period	1,348,000	451,000
Cash, end of period	$260,000	$10,060,000

Supplemental schedule of cash flow information
Cash paid for interest	$-	$14,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Fair value of marketable securities received for revenue contracts, net	$18,106,000	$18,654,000
Convertible notes converted into shares	$-	$6,423,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – ORGANIZATION AND LIQUIDITY

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. SRAX is headquartered in Westlake Village, California but operates as a distributed virtual Company. As of June 30, 2022, the unaudited Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD Micro”).

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

On February 4, 2021, the Company acquired FPVD through a reverse acquisition involving BIG Token, Inc. On December 29, 2021, the Company deconsolidated the Company’s majority owned subsidiary BIG Token, Inc. (“BIGToken”) formerly known as Force Protection Video Equipment Corporation (or “FPVD”). See Note 3 –Discontinued Operations.

Liquidity and Capital Resources

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. As of June 30, 2022, the Company had cash of $260,000 which is not sufficient to fund the Company’s planned operations through one year after the date the unaudited Condensed Consolidated Financial Statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the unaudited Condensed Consolidated Financial Statements are issued.

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

The Company expects that its existing cash, accounts receivable and sale of marketable securities as of June 30, 2022, will not be sufficient to enable it to fund the anticipated level of operations through one year from the date these financial statements are issued. The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future. The Company’s sales of marketable securities are primarily through sale transactions that qualify for exemptions pursuant to Rule 144 of the Securities Act of 1933. The conditions required to be met to qualify for the exemptions under Rule 144 are often difficult to predict, making it difficult to predict the timing of the associated cash flows from the sales of these securities. The Company’s holdings of marketable securities are subject to risks and uncertainties such as fluctuations in pricing in the primary market, and legal restrictions that create uncertainty around realization and timing of cash flows.

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

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s revenue or other financial results for the six months ended June 30, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the businesses of the Company’s customers, and actions that may be taken by governmental authorities related to the war.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-month periods ended June 30, 2022 and 2021. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Cash

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash is recorded at cost, which approximates its fair value. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2022 and December 31, 2021, the Company had $0 and $1,098,000 in excess of the federal insurance limit, respectively.

Marketable Securities

Marketable Securities consist of debt and equity securities. The Company accounts for marketable equity securities, including convertible preferred shares at fair value pursuant to ASC 321 Investments – Equity Securities, and marketable debt securities at fair value in accordance with ASC 320 – Investments Debt Securities. Marketable securities were approximately $22.1 million and $15.6 million as of June 30, 2022 and December 31, 2021, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors, and the Company usually does not require collateral. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The allowance for doubtful accounts was approximately $266,000 and $130,000 as of June 30, 2022 and December 31, 2021, respectively.

Concentration of Credit and Significant Customer Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, accounts receivable and notes receivable. Cash is deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally more than the FDIC insurance limits. The Company has not experienced any loss on these accounts.

As of June 30, 2022, the Company had 2 customers with accounts receivable balances representing approximately 32% of the Company’s aggregate accounts receivable. As of December 31, 2021, the Company had one customer with an accounts receivable balance of approximately 11%. Additionally, included within accounts receivables, the Company has a receivable of approximately $74,000 as of June 30, 2022 due from a prior subsidiary.

For the six months ended June 30, 2022 and 2021, the Company had no customers that account for a significant percentage of total revenues.

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

An impairment in the amount of $10,200,000 to goodwill, and $1,481,000 to intangible assets was recognized for the six months ended June 30, 2022. The impairment was determined as the carrying amount of goodwill exceeded its implied fair value based on a discounted cash flow projection. The transition to accepting only cash as compensation for services will cause a significant decrease in revenue and cash collections, which has a material negative impact on the discounted cash flow projection. No impairments of goodwill or other long-lived assets have been recognized for the six months ended June 30, 2021.

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

Preferred stock

Preferred stock liability represents amounts payable to holders of the Preferred Stock Series A shares upon the eventual liquidation of assets designated for the sole purpose of paying dividends. Accordingly, the Company classified the Series A Preferred Shares as liability instruments because in-substance, they represent a right to the payment of dividends upon the liquidation of specified assets, are automatically returnable to the Company after the payments are made and feature no rights to further equity or residual interests in the Company. The Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock states dividend shall be paid conditioned upon, and subject to a determination by the Board that a distribution is not prohibited pursuant to applicable provisions of the DGCL or other applicable law.

Costs to Obtain or Costs to Fulfill a Contract

The Company has no costs that qualify as costs to obtain or costs to fulfill customer contracts.

Net Loss Per Share

Basic earnings per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period. For periods with a net loss, basic and diluted earnings per share are the same, in that a potentially common stock equivalent would have the effect of being anti-dilutive in the computation of net loss per share. The number of potentially outstanding dilutive common shares excluded from the diluted net loss per calculation, as they were anti-dilutive were 6,369,638 and 11,867,520 for the three months and six months ended June 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) ASU 2022-03 (“Fair Value Measurements”), which clarifies the guidance in ASC 820 (“Fair Value Measurement”) (“ASC 820”), (1) when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The adoption did not impact the Company’s financial position, results of operations or cash flows.

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

Subsequent to the transaction, the Company now owns 220,000 shares of BIGToken’s series D convertible, non-redeemable, non-voting preferred stock and 13,692,304,136 shares of its common stock. As a result of the transaction, the Company no longer has a controlling financial interest in BIGToken and deconsolidated BIGToken effective December 29, 2021, recognizing a loss of $10.7 million as follows:

Consideration	Amount
Fair value of Series D Stock and Common Stock	$31,000
Carrying amount of non-controlling interests of BIGToken	6,045,000
Previous equity adjustments of non-controlling interest	(12,510,000)
Total	(6,434,000)

Book basis of investment in BIGToken	4,250,000
Loss on disposal of subsidiary	$(10,684,000)

The Company determined the Series D Stock would be classified as a Level 3 asset as there is no observable market for quoted market price for an identical asset. The Company engaged an independent third-party valuation expert to estimate the fair value of the Series D Stock.

The financial results of BIGToken are presented as loss from discontinued operations, net of income taxes and net of income attributable to non-controlling interests on the Company’s unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021. The historical Condensed Consolidated Statement of Cash Flows has also been revised to reflect the effect of the deconsolidation. The following table presents the financial results of BIGToken:

	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021
Revenues	$1,704,000	$849,000

Cost and expenses
Cost of revenues	508,000	235,000
Employee related costs	1,661,000	895,000
Marketing and selling expenses	489,000	323,000
Platform costs	167,000	81,000
Depreciation and amortization	311,000	183,000
General and administrative expenses	2,405,000	1,117,000
Total cost and expenses	5,541,000	2,834,000
Loss from operations	(3,837,000)	(1,985,000)

Other expense
Deemed dividend on preferred stock	(5,859,000)	(84,000)
Total other expense	(5,859,000)	(84,000)

Loss from discontinued operations before income tax expense	(9,696,000)	(2,069,000)
Income tax expense	-	-
Loss from discontinued operations	$(9,696,000)	$(2,069,000)

NOTE 4 – NOTES RECEIVABLE

In October 2020, the Company entered into unit redemption agreements with two counterparties providing for the counterparties to repurchase from the Company units of the counterparty’s securities owned by the Company. Pursuant to the redemption agreements, the counterparties repurchased the units for a combined repurchase price of $8 million with $7 million being paid on closing and the additional $1 million being deferred and due on the earlier of the three-year anniversary or upon sale of the counterparties. The Company had no cost basis in the units and as a result the note receivable has no cost basis. The Company accounts for the note receivable as a loan pursuant to ASC 310 – Loans . The $1 million in deferred payments was recorded with an implied discount of approximately $107,000, which is being amortized over 3 years. During the six months ended June 30, 2022, the Company accepted an offer to settle note balance for a one time payment of $900,000. Notes receivable as of June 30, 2022 and December 31, 2021 amounted to $0 and $935,000, respectively.

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

As of June 30, 2022 marketable securities amounted to $22,095,000, with a current portion $3,672,000, and the long term portion of 18,423,000.

The following tables summarize the changes in the Company’s marketable securities during the six months ended June 30, 2022:

Six months ended June 30, 2022:

	Total	Common Stock	Convertible Debentures	Preferred Stock	Warrants
Balance as of December 31, 2021	$15,617,000	$10,735,000	$4,187,000	$599,000	$96,000
Transfers	-	356,000	(325,000)	(31,000)	-
Additions	13,815,000	11,877,000	938,000	1,000,000	-
Sales proceeds	(2,767,000)	(2,767,000)	-	-	-
Realized loss	(6,235,000)	(6,235,000)	-	-	-
Current period change in fair value	1,665,000	(577,000)	3,537,000	(1,496,000)	201,000
Balance as of June 30, 2022	$22,095,000	$13,389,000	$8,337,000	$72,000	$297,000

The Company’s sales of securities for the six months ended June 30, 2022, were approximately $2.8 million, with a book basis of approximately $8 million which represented a loss of approximately $6.2 million, which the Company recorded as other expense included in the gains from marketable securities.

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

Concentration Risk

The Company’s holdings in marketable securities subject the Company to concentrations of market risks. As of June 30, 2022, the Company’s top five marketable security positions had an aggregate fair value of $9.6 million, which represented approximately 43% of the Company’s holdings, and the top ten marketable security positions had an aggregate fair value of $13.5 million, which represented approximately 61% of the Company’s holdings

BIGtoken Investment

On February 15, 2022, the Company entered into a simple agreement for future equity (the “SAFE”) with its former BIGToken subsidiary. Pursuant to the SAFE, the Company invested $1,000,000 in the SAFE. The amount funded into the SAFE at a given time is referred to herein as the “SAFE Amount”. The Company is accounting for the SAFE as an equity investment carried at fair value with changes recorded in earnings each period and is reflected as such in the above table. As of June 30, 2022 the SAFE had an aggregate fair value of $0, as the Company believed the SAFE to have no value due to the financial condition its former BIGToken subsidiary.

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

The balance of designated assets consists of the following:

	June 30, 2022	December 31, 2021
Cash	$-	$686,000
Marketable equity securities	582,000	3,239,000
Total	$582,000	$3,925,000

The marketable equity security activity in designated assets is as follows:

Total
Balance as of December 31, 2021	$3,239,000
Sales proceeds	(426,000)
Realized loss	(899,000)
Current period change in fair value	(1,332,000)
Balance as of June 30, 2022	$582,000

The Company’s sale of marketable securities underlying designated assets for the six months ended June 30, 2022, were approximately $426,000 with a cost basis of approximately $1,326,000 which resulted in a realized loss of $899,000, which the Company recorded as other expense included in the realized loss from designated assets.

NOTE 7 – SALES AND PURCHASE OF ACCOUNTS RECEIVABLE AND SHORT TERM FINANCINGS

Sales of Accounts Receivable

In 2020, the Company entered into certain financing agreements providing for the sale, with full recourse, of certain of its accounts receivable. These transactions were accounted for as financing of accounts receivables and the related accounts receivable were not removed from the Company’s consolidated balance sheet at the time of the transaction; rather, a liability was recorded for the proceeds received. In 2020 subsequent to the transactions, the purchaser converted the payables into approximately $788,000 of the OID Convertible Notes payable (“Debentures”) (See Note 8 - OID Convertible notes payable).

For the year ended December 31, 2021, the Company entered into agreements with a third-party lender whereby it sold the Company’s right to future subscription revenues of $625,000 for net proceeds of $576,000. Under the terms of the agreement, the Company may borrow funds collateralized by the right to the revenues from Sequire platform contracts. The third-party lender receives a discount on the amount sold and remits the net amount to the Company. The Company bears the risk of credit loss on the contracts. These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets. During the six months ended June 30, 2022 the Company entered into agreements with third party lenders to borrow against future receipts in the amount of $4,170,000 for net proceeds of $3,044,000. These borrowings have terms of less than 12 months.

The amount of borrowings outstanding was approximately $3,817,000 and $633,000 as of June 30, 2022 and December 31, 2021, respectively, and are included in other current liabilities within our unaudited condensed consolidated balance sheets. In August 2022, proceeds from the Senior Secured Revolving Credit Facility were used to pay off the entire balance of outstanding borrowings.

CVR Agreement

During the three and six months ended June 30, 2022, the Company entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000, the investor received (i) the right to receive the net proceeds upon the sale of certain marketable securities held by the Company with a guaranteed minimum return of 120% of such Purchase Price or $486,000 and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the sales of such securities. As of June 30, 2022 the Company recorded a liability in the amount of $613,000 in other current liabilities within our unaudited condensed consolidated balance sheets.

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

Pursuant to a registration rights agreement (“Registration Rights Agreement”), the Company has agreed to file a registration statement registering the resale of the shares of the common stock underlying the Debentures and the Warrants within forty-five days from the date of the Registration Rights Agreement. The Company also agrees to have the registration statement declared effective within 90 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act. The Company is also obligated to pay the Investors, as partial liquidated damages, a fee of 2.0% of each Purchaser’s subscription amount per month in cash upon the occurrence of certain events, including the Company’s failure to file and/or have the registration statement declared effective within the time periods provided. As of June 30, 2022, the Company has continuously met its obligations under the Registration Rights Agreement.

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

The table below summarizes the Debenture related activity during the three and six months ended June 30, 2022:

	Principal	Debt Discount	Net Book Value
Balance as of December 31, 2021	$1,267,000	$(103,000)	$1,164,000
Amortization	-	17,000	17,000
Balance as of March 31, 2022	$1,267,000	$(86,000)	$1,181,000
Amortization	-	16,000	16,000
Balance as of June 30, 2022	$1,267,000	$(70,000)	$1,197,000

As of June 30, 2022 and December 31, 2021, the Company has classified the debt as current liability because management intends to redeem the remaining convertible debentures within the following 12 months.

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

During the year ended December 31, 2021, the Company repurchased 155,000 shares of Common Stock, for an aggregate purchase price of $793,000 pursuant to the Company’s Share Buy-Back program. The shares were retired as of December 31, 2021. No amounts were repurchased in the six months ended June 30, 2022. The total remaining authorization for future common share repurchases under the Company’s share repurchase program was $9.2 million as of June 30, 2022.

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

During the six months ended June 30, 2022, the Company issued 203,926 shares from the exercise of 697,574 warrants, including 689,173 that were exercised on a cashless basis, and 8,401 exercised for $31,504 in cash.

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

On September 27, 2021, the Company issued a one-time dividend of 36,462,417 shares of series A preferred stock (“Preferred Stock”) to certain Qualified Recipients (the “Dividend”). The preferred stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain marketable securities that the Company received through its Sequire Platform services. See Note 6 – Designated Assets for Return of Capital.

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

Preferred stock liability represents amounts payable to holders of the Preferred Stock Series A shares upon the eventual liquidation of assets designated for the sole purpose of paying dividends. Accordingly, the Company classified the Series A Preferred Shares as liability instruments because in-substance, they represent a right to the payment of dividends upon the liquidation of specified assets, are automatically returnable to the Company after the payments are made and feature no rights to further equity or residual interests in the Company. The Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock states dividend shall be paid conditioned upon, and subject to a determination by the Board that a distribution is not prohibited pursuant to applicable provisions of the DGCL or other applicable law.

NOTE 10 – EQUITY COMPENSATION PLANS AND WARRANTS

Equity Compensation Plans

As of June 30, 2022, the Company has approximately 228,000 shares of Class A Common Stock reserved for issuance under the Company’s equity compensation plans.

During the three months ended June 30, 2022 the Company recorded a stock based compensation benefit in the amount of $(870,000). During the six months ended June 30, 2022, the Company recorded a stock based compensation expense of $627,000, which was offset by a stock based compensation benefit of $1,139,000, resulting in a net stock based compensation benefit of $(512,000).

For the six months ended June 30, 2022, the Company issued the below shares and granted the following stock-based awards:

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

On January 6, 2022, we issued non-executive employees, options to purchase 380,000 shares of Class A common stock. The option has an exercise price of $4.25 per share, a term of five (5) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $1,038,000.

On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $356,000.

On January 6, 2022, we issued an employee an option to purchase 100,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000.

On January 6, 2022, we issued Michael Malone, our Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000.

On January 6, 2022, we issued an employee an option to purchase an aggregate of 20,000 shares of common stock. The option is a conditional grant, subject to shareholder approval. The option has an exercise price of $4.25 per share, a term of five (5) years, and vest in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $55,000.

The per-share fair value of each stock option with service conditions only granted in 2022 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Grant date
	1/3/2022	1/6/2022	1/6/2022
Expected term (in years)	5.0	4.4	3.4
Risk-free interest rate	1.55%	1.55%	1.60%
Expected volatility	90.0%	90.0%	90.0%
Expected dividend yield	-%	-%	-%

The following table details provides a summary of the Company’s stock option activity for the six months ended June 30, 2022:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,334,287	$3.02	2.4	$3,096,176
Granted	718,132	$4.27	5.5	-
Exercised	(327,667)	$3.15	-	-
Forfeited	(60,000)	$3.42	-	-
Outstanding as of June 30, 2022	1,664,752	$3.52	4.0	$414,185

Exercisable at June 30, 2022	759,053	$3.18	3.0	$248,583

The Company did not issue any stock-based awards in the six months ended June 30, 2021.

During the three and six months ended June 30, 2022 the Company recorded a stock-based compensation benefit of $(870,000) and $(512,000) respectively. During the three months ended June 30, 2022 the Company determined that the vesting of stock awards to a prior contractor has become improbable and as a result, in accordance with ASC 718, has recognized a cumulative adjustment to reverse approximately $1.1 million of stock based compensation that was previously recognized. During the three and six months ended June 30, 2021, the Company recognized $253,000 and $506,000 of stock-based compensation expense, respectively. The Company has included stock-based compensation expense in employee related costs on our unaudited Condensed Consolidated Statements of Operations. At June 30, 2022, there was $2,116,000 of unrecognized compensation expense expected to be recognized over the next 2.5 years on average.

Warrants

During the three and six months ended June 30, 2022, the Company issued 203,926 shares from the exercise of 697,574 warrants, including 689,173 that were exercised on a cashless basis, and 8,401 exercised for $31,504 in cash. During the three and six months ended June 30 2022, 555,697 and 5,101,137 warrants expired, respectively.

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

Additionally, during the three and six months ended June 30, 2021, there were an additional 28,566 warrants exercised.

During the three and six months ended June 30, 2021, other warrant holders exercised warrants to purchase 399,880 shares for approximately $1,200,000.

At June 30, 2022, the Company had the following outstanding and exercisable warrants:

Warrant Shares	Weighted Average Exercise Price	Maturity Date
1,697,975	$3.86	2022
2,440,359	$2.73	2023
95,549	$4.91	2024
4,233,833	$3.22

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

The following table summarizes revenue by revenue stream for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sequire platform revenue	$6,420,000	$6,483,000	$13,919,000	$10,991,000
Conference revenue	1,302,000	345,000	1,302,000	390,000
Other revenue	-	330,000	-	694,000
Total revenue	$7,722,000	$7,158,000	$15,221,000	$12,075,000

The following table summarizes revenue recognized in exchange for customer securities and cash for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Customer securities	$5,642,000	$5,155,000	$12,101,000	$8,626,000
Cash	2,080,000	2,003,000	3,120,000	3,449,000
Total revenue	$7,722,000	$7,158,000	$15,221,000	$12,075,000

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

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

The contracts receivables represent a forward contractual right to receive securities pursuant to a revenue contract. As of June 30, 2022 and December 31, 2021, the Company determined the value of the securities underlying the contract asset to have a fair value of $1,394,000 and $844,000, respectively. Contracts receivable within level 3 at December 31, 2021 were received during the six months ended June 30, 2022, and are now included within marketable securities. Contract assets as of June 30, 2022 relate to new contracts for which securities have not been received.

The Company had the following financial assets at June 30, 2022 and December 31, 2021:

	Balance as of June 30, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$22,095,000	$2,819,000	$10,321,000	$8,955,000
Designated assets marketable securities	582,000	299,000	283,000	-
Contract assets	1,394,000	1,394,000	-	-
Total assets	$24,071,000	$4,512,000	$10,604,000	$8,955,000

Liabilities:
Series A Preferred Stock	$1,327,000	$-	$1,327,000	$-
Total liabilities	$1,327,000	$-	$1,327,000	$-

	Balance as of December 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$15,617,000	$6,134,000	$2,448,000	$7,035,000
Designated assets marketable securities	3,925,000	259,000	3,666,000	-
Contract assets	844,000	-	-	844,000
Total assets	$20,386,000	$6,393,000	$6,114,000	$7,879,000

Liabilities:
Series A Preferred Stock	$3,925,000	$-	$3,925,000	$-
Total liabilities	$3,925,000	$-	$3,925,000	$-

Changes in Level 3 assets measured at fair value

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of assets classified within the Level 3 category. As a result, the unrealized gains and losses for the assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Changes in Level 3 assets measured at fair value the six months ended June 30, 2022, were as follows:

	Total	Common Stock	Convertible Debentures	Preferred Stock	Warrants
Balance as of December 31, 2021	$7,035,000	$2,153,000	$4,187,000	$599,000	$96,000
Transfers	(2,418,000)	(2,062,000)	(325,000)	(31,000)	-
Additions	2,418,000	480,000	938,000	1,000,000	-
Sales proceeds	(14,000)	(14,000)	-	-	-
Realized loss	(51,000)	(51,000)	-	-	-
Current period change in fair value	1,937,000	(304,000)	3,536,000	(1,496,000)	201,000
Balance as of June 30, 2022	$8,907,000	$202,000	$8,336,000	$72,000	$297,000

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of June 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Assets	Valuation Technique	Unobservable inputs	Range
Common stocks	Put option pricing model	Discount for lack of marketability	0% - 32.3%

Convertible preferred stock	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible debt	Discounted cash flow	Maturity	0 - 32 months
		Risk adjusted discount factor	17.3%
	Option pricing model	Volatility	60.2% - 180%
		Risk-free interest rate	2.27% - 2.96%
		Dividend yield	0%
		Time to Maturity	0 – 32 months

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

NOTE 14 – SUBSEQUENT EVENTS

Extension of Outstanding Original Issue Discount Senior Secured Convertible Debentures

On July 1, 2022, the holders (“Holders”) of $1,197,000 in principal of the Company’s Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), representing all of the outstanding Debentures that were originally issued on June 30, 2020, entered into an agreement with the Company to (i) extend the maturity date of the Debentures until June 30, 2023 and (ii) extend the first date that monthly redemptions are required to be made by the Company to begin on January 1, 2023 (the “Debenture Extension”). As consideration for the Debenture Extension, the Company increased the principal amount outstanding on the Debentures by five percent (5%). Additionally, the holders of the Debentures have the unilateral right to extend the maturity date and monthly redemption period by an additional six (6) month period at any time prior to January 1, 2023 for an additional five percent (5%) to be added to the outstanding principal of such Debentures. The Debentures, including the additional principal added to the Debentures are secured by substantially all of the assets of the Company pursuant to a security agreement entered into between the Company and Holders contemporaneous with the original issuance of the Debentures (the “Security Agreement”). The Company is currently in discussions with the Lender to restructure the Debentures.

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

For the Company to enter into the Credit Agreement, we were required to issue 32,000 shares of the Company’s common stock as a breakup fee to an unrelated lender as a result of a failed offering. The Company is currently in discussions with the Lender to restructure the Revolving Loan.

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

DNA Asset Acquisition

Asset Purchase Agreement

On February 3, 2023 (the “Closing Date”), the Company entered into and consummated the transactions contemplated by the Asset Purchase Agreement (the “APA”) and the related Bill of Sale and Assignment and Assumption Agreement (the “Assignment Agreement,” and together with the Assignment Agreement, the “Transaction Documents”) with DNA Holdings, LLC, a limited liability company formed under the laws of the Commonwealth of Puerto Rico (the “Seller”), pursuant to which, subject to the terms and conditions of the APA, the Seller sold certain assets from its advisory company that is engaged in the business of, among other things, advising entrepreneurs in connection with capital structuring, marketing, developing decentralized ecosystems and providing introductions to strategic investors (the “Business”). Specifically, pursuant to the Transaction Documents, the Company acquired certain assets of the Business (the “Purchased Assets”), including $1,000,000 in cash, crypto assets, equity investments into three private companies and a customer database from the Seller (the “Acquisition”). The Seller is managed by The Roundtable LLC, which is managed by Brock Pierce, a member of the Company’s board of directors (the “Board”). The Acquisition was approved on February 3, 2023, by the Audit Committee of the Board and the Board. Mr. Pierce did not participate in discussions of the Board about whether to approve the Acquisition, and did not vote on the Acquisition at the Board meeting. In each case, it was considered that Mr. Pierce is an interested director of the Company. In each case, it also was determined, among other things, that, notwithstanding that Mr. Pierce is an interested director of the Company, the assets acquired in the Acquisition constitute fair and adequate consideration for the securities to be issued pursuant to the APA.

Pursuant to the terms of the APA, at the closing of the Acquisition (the “Closing”), in exchange for the Purchased Assets, the Company issued and delivered to Seller (i) 1,313,127 shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), and (ii) 63,743 shares of the Company’s newly designated class of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) convertible, subject to the receipt of Stockholder Approval (as defined below), into an aggregate of 3,059,664 shares of Common Stock (collectively, the “Upfront Shares”). In addition to the Upfront Shares, the Company delivered into escrow 54,908 shares of Series B Preferred Stock convertible, subject to receipt of Stockholder Approval and the Deferred Payment (as defined below), into 2,635,591 shares of Common Stock (the “Escrow Shares,” together with the Upfront Shares, the “Acquisition Shares”).

In accordance with applicable Nasdaq listing rules, the Company plans to obtain stockholder approval to issue the shares of Common Stock underlying the Series B Preferred Stock so that it may issue shares of Common Stock to the Seller in excess of 1,313,127 shares of Common Stock, the amount of shares equal to 4.99% of the issued and outstanding Common Stock on the Closing Date (“Stockholder Approval”). Within thirty (30) days, but not earlier than fifteen (15) business days after Stockholder Approval is obtained, the Seller will prepare and deliver to the Company a written determination, in the Seller’s sole and absolute discretion, of an amount equal to or less than $2,000,000 to be paid to the Company, if any (such amount to be paid to the Company, the “Deferred Payment” and such amount that will not be paid to the Company, the “Uncollected Deferred Payment”). Within five (5) business days of the delivery of such written determination, subject and upon receipt of the Deferred Payment, the Company and the Seller will instruct the Escrow Agent to release to the Company such number of Escrow Shares based upon the shares of Common Stock underlying the Series B Preferred Stock multiplied by the quotient of (i) the outstanding Uncollected Deferred Payment divided by (ii) $2,000,000. The balance of the Escrow Shares will then be released to the Seller (the “Post-Closing Adjustment”). In the event Stockholder Approval is not received on or prior to the eighteen (18) month anniversary of the Closing, the Deferred Payment will lapse and the Escrow Shares will all be released to the Company.

Amendment and Waiver Agreements

On February 3, 2023, the Company entered into an amendment and waiver agreement (the “Amendment and Waiver Agreement”) with the ATW Fund I, L.P., ATW Master Fund II, L.P. and ATW Opportunities Master Fund II, LP (each, a “Holder” and, collectively, the “Holders”), pursuant to which the parties agreed to amend or modify certain outstanding agreements to permit the consummation of the Acquisition and avoid any potential noncompliance or events of default relating to such prior agreements. The exercise and conversion prices in these agreements were amended to $1.00 per share. As part of the amendment, we extended the expiration date of the following warrants until September 30, 2023: (a) warrants to purchase 1,363,636 shares of Common Stock issued on June 30, 2020; (b) warrants to purchase 166,667 shares of Common Stock issued on November 29, 2018; (c) warrants to purchase 530,027 shares of Common Stock issued on November 29, 2018 and (d) warrants to purchase 530,028 shares of Common Stock issued on October 27, 2017.

Sale of LD Micro, Inc.

On March 3, 2023, the Company entered into and consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Freedom Holding Corp., a Nevada corporation (the “Parent”), Freedom U.S. Markets, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Parent (the “Buyer”), LDM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Buyer (“Merger Sub”), LD Micro, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“LD Micro”), to sell LD Micro. Specifically, pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), LD Micro merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Corporation”), in a transaction intended to qualify for tax-free treatment under Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the Closing, as consideration for the sale of LD Micro by means of the Merger, the Buyer paid the Company $8,300,000 in consideration, consisting of $4,000,000 in cash (the “Cash Payment”), and 59,763 shares of the Parent’s common stock, par value $0.001 per share (the “Parent Common Stock”), which is equal to the quotient obtained by dividing (x) $4,300,000 by (y) the volume weighted average of the daily closing sales prices of the Parent Common Stock, as reported on the Nasdaq Capital Market for the thirty (30) consecutive trading days ending on the three (3) trading days prior to the Closing (the “Payment Shares,” and together with the Cash Payment, the “Merger Consideration”). The Company also entered into a four (4) year Sponsorship Agreement that provides the Company certain exclusive rights as it relates to LD Micro following the Merger, as more fully described below.

LD Micro’s President, Christopher Lahiji, is a member of the Company’s board of directors (the “Board”). The Merger was approved on March 2, 2023, by the Board. In such case, it was considered that Mr. Lahiji is an interested director of the Company with respect to the Merger. In such case, it also was determined, among other things, that, notwithstanding that Mr. Lahiji is an interested director of the Company, the Merger Consideration received for the sale of LD Micro, by means of the Merger, constitute fair and adequate consideration.

Further, in connection with the Merger, the Company also entered into a sponsorship agreement with the Surviving Corporation (the “Sponsorship Agreement”), whereby the Surviving Corporation agreed to designate the Company as an exclusive sponsor of certain flagship events that will be organized by the Surviving Corporation after the consummation of the Merger for a period of four (4) years and to provide certain benefits to the Company which include (i) exclusive virtual and live streaming partner for the events; (ii) exclusive partner to provide video recording interviews; and (iii) certain exclusivity to be the only sponsor providing SAAS platform services and digital marketing and services at the events.

Creation of Advisory Board and Stock Compensation

On July 17, 2023 the Company’s Board of Directors authorized the creation of an Advisory Board (“Advisory Board”) to provide strategic guidance and expertise to the Company in the financial technology sector. The establishment of the Advisory Board is aimed at enhancing the Company’s growth strategies and leveraging the insights and experience of industry leaders.

As part of the establishment of the Advisory Board, the Company has granted a total of 500,000 shares of the Company’s common stock to the members of the Advisory Board as compensation for their services. These grants were made on July 17, 2023 and are subject to vesting schedules and terms as outlined in individual advisory agreements. The shares granted are intended to align the interests of the Advisory Board members with those of the Company’s shareholders and foster a collaborative approach to achieving the Company’s objectives.

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

BUSINESS

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Business Focus

During the first half of 2022, we have focused on: (i) the continued growth of our Sequire platform’s functionality and user base and (ii) the expansion of LD micro events and offerings.

FINANCIAL CONDITION

Going Concern

Cash on hand and current marketable securities at June 30, 2022 was approximately $260,000 and $3.7 million, respectively. Based upon our cash flow projections, including sale of marketable securities and the projected cash flows from operations and access to borrowings under our revolving line of credit there is significant doubt in our ability to continue to fund operations at their currently level through the remainder of the year.

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

Cash and Investments

As of June 30, 2022, we had (i) cash of $260,000, and (ii) current marketable securities of $3.7 million for a total of approximately $4 million as compared to approximately $6.6 million as of December 31, 2021. Cash consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Components of Operations

Revenues

Sequire Platform. We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform.

Conference Revenue. We recognize revenue from hosting conferences and associated sponsorships. We receive payment from presenting companies and sponsors of the conferences.

Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the cost of media and data service fees from third parties, and technology and content hosting costs.

Employee related costs. These are the costs we incur to employ our staff.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets consist of property and equipment and internally developed software.

Selling, general and administrative. Selling, general and administrative expense consists primarily the costs associated with being a stand-alone public company, information technology, professional fees, human resources, facility overhead, and other general corporate expense.

Results of Operations

Revenues

The following table presents net revenues by type for the three and six months ended June 30:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%

Sequire platform revenue	$6,420,000	$6,483,000	$(63,000)	(1)%	$13,919,000	$10,991,000	$2,982,000	27%
Conference revenue	1,302,000	345,000	957,000	277%	1,302,000	390,000	912,000	234%
Other revenue	-	330,000	(330,000)	(100)%	-	694,000	(694,000)	(100)%
Total revenue	$7,722,000	$7,158,000	$564,000	12%	$15,221,000	$12,075,000	$3,435,000	26%

Revenues for the three and six months ended June 30, 2022 increased to approximately $7.7 million and $15.2 million compared to approximately $7.2 million and $12.1 million for the three and six months ended June 30, 2021, respectively. Sequire’s revenue growth is driven by the continued growth in the platform’s subscriber base, as well as an increase in sales of Sequire’s service offerings to existing and new subscribers. As of June 30, 2022 we accepted cash and customers’ securities as compensation for services, however, as we transition to accepting only cash as compensation for services there will be a significant decrease in revenue.

Operating Expenses

The following tables presents operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Cost of revenues	$3,593,000	$2,796,000	$1,157,000	41%
% of net revenues	51%	39%
Employee related costs (excluding stock based compensation presented below)	2,031,000	1,666,000	365,000	22%
% of net revenues	25%	23%
Selling, general and administrative	2,020,000	1,338,000	682,000	51%
% of net revenues	26%	19%
Depreciation and amortization	199,000	189,000	10,000	5%
% of net revenues	2%	3%
Stock based compensation	(870,000)	253,000	(1,123,000)	(444)%
% of net revenues	(11)%	4%
Total expense	$7,333,000	$6,242,000	$1,091,000	17%
% of net revenues			94%	87%

The following tables presents operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Cost of revenues	$8,239,000	$5,187,000	$3,052,000	59%
% of net revenues	54%	43%
Employee related costs (excluding stock based compensation presented below)	4,167,000	2,963,000	1,204,000	41%
% of net revenues	27%	25%
Selling, general and administrative	3,877,000	1,633,000	2,244,000	137%
% of net revenues	25%	14%
Depreciation and amortization	386,000	445,000	(59,000)	(13)%
% of net revenues	2%	4%
Stock based compensation	(512,000)	506,000	(1,018,000)	(201)%
% of net revenues	(3)%	4%
Total expense	$16,157,000	$10,734,000	$5,423,000	51%
% of net revenues	106%	89%

Cost of revenues: The increase in cost of revenues for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to an increase in data and media costs required to support the growth in revenue.

Employee related costs: Employee related costs increased for the three and six months ended June 30, 2022 as compared to the same periods in the prior year was primarily due to increases in staffing expenses and headcount required to service the increased number of platform subscribers as well as an increase in the number of subscribers utilizing the Company’s service offerings.

Selling, general and administrative: The increase in general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily driven by an increase in corporate related expenses to support the growth of the Company in areas such as technology, accounting, legal, and general corporate expenses.

Stock based compensation: Stock based compensation decreased for the three and six months ended June 30, 2022 as compared to the same periods in the prior year was due to the reversal of $1.1 million of stock based compensation previously recognized for an award for which the Company believes the achievement of the required vesting conditions have become improbable.

Total Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021

Other income (expense)
Financing costs	(1,264,000)	(305,000)	(1,577,000)	(9,570,000)
Impairment of goodwill	(10,200,000)	-	(10,200,000)	-
Impairment of intangibles	(1,481,000)	-	(1,481,000)	-
Loss on sale of fixed assets	(47,000)	-	(47,000)	-
Realized loss on marketable securities	(5,182,000)	(584,000)	(6,235,000)	(878,000)
Current period change in fair value of marketable securities	(2,588,000)	(3,978,000)	3,892,000	810,000
Current period change in fair value of contract assets	(1,013,000)	-	(1,513,000)	-
Realized loss on designated assets	(783,000)	-	(899,000)	-
Current period change in fair value of designated assets	(1,689,000)	-	(1,332,000)	-
Change in fair value of preferred stock	2,472,000	-	2,232,000	-
Interest income	3,000	8,000	12,000	23,000
Other income (expense)	(1,647,000)	-	(1,216,000)	14,000
Total other expense, net	(23,419,000)	(4,859,000)	(18,366,000)	(9,601,000)

Other expense, net for the three months ended June 30, 2022 increased by approximately $19 million primarily due to the impairment of goodwill and intangibles, and losses in marketable securities and contract assets. Other expense, net for the six months ended June 30, 2022 increased by approximately $9 million primarily due to the impairment of goodwill and intangibles, slightly offset by a non-cash inducement charge in the prior year of $7.7 million related to our February 2021 warrant financing.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Continuing operating activities	$(7,246,000)	$(8,830,000)
Continuing investing activities	3,597,000	430,000
Continuing financing activities	2,561,000	16,080,000
Net cash (used in) provided by continuing operations	(1,088,000)	7,680,000
Net cash provided by discontinued operations	-	1,929,000
Net (decrease) increase	$(1,088,000)	$9,609,000

As of June 30, 2022, our cash on hand was approximately $260,000.

Cash flows from continuing operating activities

The primary use of cash used in operations is to pay our media, data and platform vendors, employees and others for a wide range of services. Cash flows used in continuing operating activities increased by approximately $1.6 million during the six months ended June 30, 2022, as compared to the same period in the prior year. The increase was primarily due to increases in Sequire revenue. The increase was partially offset by payments for operating expenses associated with the increase in cost and expenses required to support the growth of the Sequire business.

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

Cash flows from continuing investing activities

Our principal recurring investing activities are the funding of our internal software development and the sale of marketable securities. During the six months ended June 30, 2022, as compared to the same period in the prior year, net cash provided by investing activities increased by approximately $3.2 million. The increase was primarily due to approximately $2 million in deferred payments related to our acquisition of LD Micro in the prior year.

Cash flows from continuing financing activities

During the six months ended June 30, 2022, as compared to the same period in the prior year, net cash provided by financing activities decreased by approximately $13.5 million. The increase was primarily due to $15.8 million of proceeds from the exercise of warrants in the prior year.

Liquidity

We believe that our current sources of funds will not provide us with adequate liquidity including to repay our remaining debt obligations within one year from the issuance date of the consolidated financial statements. Our future capital requirements will depend on many factors; however, the Company’s primary source of capital is the sale of marketable securities received as consideration for the licensing of our Sequire platform and the associated services. The Company’s sales of marketable securities are primarily through sale transactions that qualify for exemptions pursuant to Rule 144 of the Securities Act of 1933. The conditions required to be met to qualify for the exemptions under Rule 144 are often difficult to predict, making it difficult to predict the timing of the associated cash flows from the sales of these securities. The Company’s holdings of marketable securities are subject to risks and uncertainties such as fluctuations in pricing in the primary market, and legal restrictions that create uncertainty around realization and timing of cash flows. Additionally, other factors contribute to uncertainty of our cash flows, such as our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of Sequire.

The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future, and as a consequence, creates substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2022 the Company entered into a factoring agreement with a financial institution to sell certain accounts receivable and future sales of up to $3 million. The factoring agreement was fully paid off with the proceeds of our revolving credit facility described below.

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

We have historically financed our operations primarily from the sale of debt and equity securities. Recently, our operations from Sequire and LD Micro have resulted in increased revenue, but we are still not cash flow positive, and accordingly cannot fund our operations solely from our revenue. Notwithstanding our recent revolving credit facility financing (including the bridge note), for which we have received approximately $5.5 million, partially offset by the required payments we made under outstanding obligations of $3.75 million at closing, and the acquisition of liquid assets acquired in the through the DNA Acquisition of approximately $1.3 million, we may need to continue to seek capital from the sale of debt and equity securities to fund operations. Additionally, we are delinquent in our SEC reporting obligations and have been delisted from NASDAQ. Although we have been historically successful in raising capital through the sale of our equity and debt securities, and management believes that such capital sources will be available should they be required, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. Further, due to our delisting from NASDAQ, raising capital through the sale of our equity or debt securities will be more challenging as investors are historically less likely to purchase securities that are not listed on a national exchange.

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

During the six months ended June 30, 2022, we generated aggregate proceeds of approximately $427,000 in Designated Assets. On February 1, 2022 the Company paid a dividend of $0.01 per share.

As of June 30, 2022, the Designated Assets had a market value of $582,000.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Note 1—Summary of Significant Accounting Policies, in the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on October 12, 2022 for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2022 because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the end of its most recent fiscal year.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is supplementing the risk factors set out under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on October 12, 2022, with the additional risk factors set out below. The risk factors below should be read in conjunction with the other risk factors set out in the 2021 Form 10-K.

Risks Related to Conflicts of Interest

Our Director Brock Pierce may have a conflict of interest with respect to the acquisition of DNA’s assets and ongoing matters relating to the transaction due to his affiliation with the Seller. As a result of this conflict of interest Mr. Pierce has abstained from voting or otherwise participating in the Board’s discussions and approval of the transaction or its terms.

We did not seek an opinion from an unaffiliated third party as to the fair value of the assets we acquired or that the price we paid for the assets we acquired is fair to our stockholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated third party that the acquired assets have a fair value in excess of the fair value of the consideration we paid. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we paid is fair to our stockholders from a financial point of view

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2022. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On January 2, 2022 Michael Malone, our Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,500. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	During the month of January 2022, non-executive employees exercised a total of 227,667 stock options. These options were exercised on a cashless basis, and included 161,938 shares withheld pursuant to cashless exercise and tax withholdings. This resulted in the issuance of 65,729 shares of common stock.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 380,000 shares of common stock. Each of the options has an exercise price of $4.25 per share, a term of five (5) years, and vests in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 380,000 options had a Black-Scholes value on the grant date $1,038,000.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $356,000

●	On January 6, 2022, we issued an employee an option to purchase 100,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000

●	On January 6, 2022, we issued Michael Malone, our Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000.

●	On January 6, 2022, we issued an employee an option to purchase an aggregate of 20,000 shares of common stock. The option is a conditional grant, subject to shareholder approval. The option has an exercise price of $4.25 per share, a term of five (5) years, and vest in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $55,000.

●	On June 13, 2022, we entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,000 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

●	On July 1, 2022, we issued an original issue discount bridge note in principal amount of $650,000 to an institutional investor in exchange for $500,000 in cash. The Bridge Note was non-interest bearing and a maturity date of August 15, 2022. Effective August 8, 2022, the bridge note was exchanged for revolving notes in the senior secured revolving credit facility.

●	On August 8, 2022, we entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time, subject to certain conditions. The loans are secured by all of our assets. There is currently $5,580,000 in principal outstanding on the revolving loans, which are convertible into our common stock at a conversion price of $15.00 per share, subject to adjustment for stock splits, dividends, fundamental transactions, and upon sales of our equity securities at $5.00 per share or less. In addition, as part of the transaction we extended the maturity dates of 2,590,358 outstanding common stock purchase warrants held by the lender until September 30, 2023.

The revolving loans are convertible into our common stock at an initial price per share of $15.00, subject to adjustment in certain enumerated events, including deemed sales of our common stock or common stock equivalents at a price per share that is $5.00 or less.

On February 3, 2023, in connection with and as consideration to permit consummation of the acquisition of assets of DNA Holdings, LLC (“APA”), the Company agreed to amend the conversion price from $15.00 to $1.00 per share.

●	On August 8, 2022, in connection with entering into the senior secured revolving credit facility, we amended and restated the terms of 2,590,358 outstanding common stock purchase warrants owned by the lender. As part of the amendment, we extended the expiration date of the following warrants until September 30, 2023: (a) warrants to purchase 1,363,636 shares of Common Stock issued on June 30, 2020; (b) warrants to purchase 166,667 shares of Common Stock issued on November 29, 2018; (c) warrants to purchase 530,027 shares of Common Stock issued on November 29, 2018 and (d) warrants to purchase 530,028 shares of Common Stock issued on October 27, 2017.

●

On February 3, 2023, in connection with the acquisition of assets of DNA Holdings, LLC (“APA”), and to the extent issued in full, the maximum number of shares of Common Stock issuable pursuant to the APA (without taking into account any post acquisition closing adjustments) will total 7,008,382 shares of Common Stock (when including 5,695,255 shares of Common Stock issuable upon conversion of the Series B Preferred Stock in accordance with the Certificate of Designation).

As part of the amendment, we extended the expiration date of the following warrants until September 30, 2023: (a) warrants to purchase 1,363,636 shares of Common Stock issued on June 30, 2020; (b) warrants to purchase 166,667 shares of Common Stock issued on November 29, 2018; (c) warrants to purchase 530,027 shares of Common Stock issued on November 29, 2018 and (d) warrants to purchase 530,028 shares of Common Stock issued on October 27, 2017.

Purchases of equity securities by the issuer and affiliated purchasers.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the year ended December 31, 2022.

Period	Total Number of Shares Purchased(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)(b)

January 1, to January 31, 2022	—	—	—	$9,206,000
February 1, to February 28, 2022	—	—	—	$9,206,000
March 1, to March 31, 2022	—	—	—	$9,206,000
April 1, to April 30, 2022	—	—	—	$9,206,000
May 1, to May 31, 2022	—	—	—	$9,206,000
June 1, to June 30, 2022	—	—	—	$9,206,000
July 1, to July 31, 2022	—	—	—	$9,206,000
August 1, to August 31, 2022	—	—	—	$9,206,000
September 1, to September 30, 2022	—	—	—	$9,206,000
October 1, to October 31, 2022	—	—	—	$9,206,000
November 1, to November 30, 2022	—	—	—	$9,206,000
December 1, to December 30, 2022	—	—	—	$9,206,000
Total	—	—	—	$9,206,000

(a)	In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $9.2 million as of December 31, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date.

(b)	None of the shares purchased were in reliance on the safe harbor in Exchange Act Rule 10b-18 and the Company does not currently have a 10b5-1(c) plan with regard to share being repurchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

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

SRAX, INC.

August 28, 2023	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 28, 2023	By:	/s/ Christopher Miglino
Christopher Miglino, Interim Chief Financial Officer, principal financial and accounting officer

