Form 10-Q
period 2022-09-30
SRAX, Inc.
filed 2023-10-31
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37916

SRAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 S. Westlake Blvd., Suite 14-29 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 205-6109

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.001 par value	SRAX	N/A
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of October 20, 2023, there were 29,438,762 shares of Class A common stock were issued and outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
CURRENT ASSETS
Cash	$116,000	$1,348,000
Accounts receivable, net	319,000	821,000
Contracts receivable	499,000	844,000
Marketable securities	2,918,000	15,617,000
Designated assets for return of capital	221,000	3,925,000
Prepaid expenses and other current assets	352,000	430,000
TOTAL CURRENT ASSETS	4,425,000	22,985,000

Marketable securities, net of current portion	18,203,000	-
Notes receivable	-	935,000
Property and equipment, net	121,000	114,000
Intangible assets, net	-	1,443,000
Right of use assets	162,000	257,000
Other assets	8,000	36,000
Goodwill	7,706,000	17,906,000
TOTAL ASSETS	$30,625,000	$43,676,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$10,099,000	$4,095,000
Deferred revenue	12,862,000	12,859,000
Other current liabilities	844,000	763,000
Payroll protection loan	10,000	10,000
OID convertible note(s) payable	1,094,000	1,164,000
Senior secured revolving credit facility, net of OID	5,478,000	-
Series A redeemable preferred stock	1,045,000	3,925,000
TOTAL CURRENT LIABILITIES	31,432,000	22,816,000

Right of use liability, net of current portion	-	114,000
TOTAL LIABILITIES	31,432,000	22,930,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.001 par value, 36,462,417 shares authorized, issued and outstanding, as liability classified at September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.001 par value, 250,000,000 shares authorized, 26,355,951 and 25,995,172 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26,000	26,000
Class B common stock, $0.0001 par value, 9,000,000 shares authorized and 0 issued and outstanding, at September 30, 2022 and December 31, 2021	-	-

Additional paid-in capital	52,643,000	51,075,000
Accumulated deficit	(53,476,000)	(30,355,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(807,000)	20,746,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$30,625,000	$43,676,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues	$5,309,000	$6,888,000	$20,530,000	$18,963,000

Cost and expenses
Cost of revenues	942,000	3,354,000	9,181,000	8,541,000
Employee related costs	2,185,000	1,892,000	5,840,000	5,347,000
Selling, general and administrative	1,305,000	929,000	5,182,000	2,562,000
Depreciation and amortization	17,000	251,000	403,000	710,000
Total costs and expenses	4,449,000	6,426,000	20,606,000	17,160,000
Income (loss) from operations	860,000	462,000	(76,000)	1,803,000

Other income (expense)
Financing costs	(2,377,000)	(528,000)	(3,954,000)	(10,098,000)
Impairment of goodwill	-	-	(10,200,000)	-
Impairment of intangibles	-	-	(1,481,000)	-
Loss on sale of fixed assets	-	-	(47,000)	-
Realized gain (loss) on marketable securities	(286,000)	286,000	(6,521,000)	1,095,000
Current period change in fair value of marketable securities	(2,196,000)	(3,906,000)	1,696,000	(4,784,000)
Current period change in fair value of contract assets	22,000	-	(1,491,000)	-
Realized loss on designated assets	(904,000)	2,000	(1,803,000)	2,000
Current period change in fair value of designated assets	622,000	(134,000)	(710,000)	(134,000)
Change in fair value of preferred stock	281,000	134,000	2,513,000	134,000
Interest income	-	10,000	12,000	33,000
Other income (expense)	159,000	1,130,000	(1,058,000)	1,145,000
Total other expense, net	(4,679,000)	(3,006,000)	(23,044,000)	(12,607,000)

Income (loss) before income tax expense	(3,819,000)	(2,544,000)	(23,120,000)	(10,804,000)
Income tax expense	-	-	-	-
Income (loss) from continuing operations	(3,819,000)	(2,544,000)	(23,120,000)	(10,804,000)

Discontinued operations
Loss before income tax expense	-	(2,059,000)	-	(11,755,000)
Noncontrolling interest in discontinued operations	-	774,000	-	1,900,000
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(1,285,000)	-	(9,855,000)
Net income (loss)	$(3,819,000)	$(3,829,000)	$(23,120,000)	$(20,659,000)

Basic and diluted income (loss) per share
Continuing operations	$(0.14)	$(0.10)	$(0.88)	$(0.48)
Discontinued operations	-	(0.05)	$-	(0.43)
Net income (loss) per share, basic and diluted	$(0.14)	$(0.15)	$(0.88)	$(0.91)

Weighted average shares outstanding, basic and diluted	26,341,615	25,019,645	26,207,696	22,707,446

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Non Controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, December 31, 2021	-	$-	25,995,172	$26,000	$51,075,000	$(30,355,000)	$-	$20,746,000
Share based compensation	-	-	-	-	358,000	-	-	358,000
Shares issued for exercise of employee options, net of taxes	-	-	91,981	-	(101,000)	-	-	(101,000)
Net income			-	-	-	3,728,000		3,728,000
Balance, March 31, 2022	-	-	26,087,153	26,000	51,332,000	(26,627,000)	-	24,731,000
Share based compensation (benefit)	-	-	-	-	(870,000)	-	-	(870,000)
Shares issued for exercise of warrants on a cashless basis	-	-	195,525	-	-	-	-	-
Shares issued for exercise of warrants for cash			8,401	-	32,000	-	-	32,000
Net loss	-	-	-	-	-	(23,030,000)	-	(23,030,000)
Balance, June 30, 2022	-	-	26,291,079	26,000	50,494,000	(49,657,000)	-	863,000
Share based compensation	-	-	-	-	281,000	-	-	281,000
Warrant modification expense	-	-	-	-	1,788,000	-	-	1,788,000
Shares issued for loan breakup fee	-	-	33,000	-	80,000	-	-	80,000
Shares issued for exercise of employee options			31,872	-	-	-	-	-
Net income (loss)	-	-	-	-	-	(3,819,000)	-	(3,819,000)
Balance, September 30, 2022	-	-	26,355,951	$26,000	$52,643,000	$(53,476,000)	$-	$(807,000)

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Non Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31,2020	-	$-	16,145,778	$16,000	$69,551,000	$(50,342,000)	$-	$19,225,000
Share based compensation	-	-	-	-	253,000	-	-	253,000
Shares issued for cash	-	-	53,616	-	284,000	-	-	284,000
Conversion of convertible debt to equity	-	-	2,041,551	2,000	3,445,000	-	-	3,447,000
Shares issued for exercise of warrants	-	-	4,945,320	5,000	12,215,000	-	-	12,220,000
Warrants issued as inducement to exercise warrants	-	-	-	-	7,737,000	-	-	7,737,000
Establishment of noncontrolling interest of FVPD	-	-	-	-	-	-	(95,000)	(95,000)
Warrants issued by FVPD for SRAX, Inc. debenture holders	-	-	-	-	-	-	885,000	885,000
Series B convertible preferred stock issued by FPVD	-	-	-	-	-	-	5,775,000	5,775,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	-	-	5,775,000	5,775,000
Net loss	-	-	-	-	-	(11,090,000)	(854,000)	(11,944,000)
Balance, March 31,2021	-	-	23,186,265	23,000	93,485,000	(61,432,000)	11,486,000	43,562,000
Share based compensation	-	-	-	-	253,000	-	-	253,000
Conversion of convertible debt to equity	-	-	-	-	701,000	-	-	701,000
Shares issued for exercise of warrants	-	-	350,000	-	3,575,000	-	-	3,575,000
Series B convertible preferred stock issued by FPVD	-	-	1,310,198	1,000	-	-	85,000	86,000
Beneficial conversion feature FPVD series B convertible preferred stock	-	-	-	-	-	-	85,000	85,000
Net loss	-	-	-	-	-	(5,740,000)	(272,000)	(6,012,000)
Balance, June 30, 2021	-	-	24,846,463	24,000	98,014,000	(67,172,000)	11,384,000	42,250,000
Share based compensation	-	-	-	-	251,000	-	-	251,000
Conversion of convertible debt to equity	-	-	730,616	1,000	1,824,000	-	-	1,825,000
Shares issued for exercise of warrants	-	-	53,668	-	157,000	-	-	157,000
Dividends on preferred stock	-	-	-	-	(6,387,000)	-	-	(6,387,000)
Net loss	-	-	-	-	-	(3,829,000)	(774,000)	(4,603,000)
Balance, September 30, 2021	-	$-	25,630,747	$25,000	$93,859,000	$(71,001,000)	$10,610,000	$33,493,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

CONDESNED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(23,120,000)	$(20,659,000)
Less: net loss from discontinued operations, net of tax	-	9,855,000
Loss from continuing operations	(23,120,000)	(10,804,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	10,200,000	-
Impairment of intangibles	1,481,000	-
Loss on sale of fixed assets	47,000	-
Realized gain (loss) on marketable securities	6,521,000	(1,095,000)
Current period change in fair value of marketable securities	(1,696,000)	4,784,000
Current period change in fair value of contract assets	1,491,000	-
Realized gain (loss) on designated assets	1,803,000	(2,000)
Current period change in fair value of designated assets	710,000	134,000
Change in fair value of preferred stock	(2,513,000)	(134,000)
Warrant modification expense	1,788,000	-
Stock based compensation (benefit)	(231,000)	757,000
Interest income	-	(33,000)
Amortization of debt discount	154,000	799,000
Loss on settlement of note receivable	35,000	-
Fair value of warrants issued by FPVD to SRAX, Inc. debenture holders	-	885,000
Forgiveness of payroll protection program loan	-	(1,116,000)
Warrant inducement expense	-	7,737,000
Net provision for (recovery of) bad debts	(60,000)	(305,000)
Depreciation expense	53,000	61,000
Amortization of intangibles	350,000	1,061,000
Amortization of right of use assets	95,000	-
Non-cash financing expense	237,000	213,000
Changes in operating assets and liabilities
Accounts receivable, net	563,000	1,537,000
Prepaid expenses and other current assets	105,000	(631,000)
Contracts receivable	(1,146,000)	-
Designated assets for return of capital	685,000	-
Accounts payable and accrued expenses	6,002,000	370,000
Deferred revenue	(13,711,000)	(16,582,000)
Other current liabilities	1,573,000	(396,000)
Right of use liability	(96,000)	(15,000)
Net cash used in continuing operations	(8,680,000)	(12,775,000)
Net cash used in discontinued operations	-	(5,895,000)
Net cash used in operating activities	(8,680,000)	(18,670,000)
Cash flows from investing activities:
Proceeds from sale of marketable securities	3,385,000	7,144,000
Proceeds from note receivable	900,000	-
Deferred payments to LD Micro	-	(3,004,000)
Proceeds from the sale of designated assets	506,000	-
Purchase of marketable securities	-	(429,000)
Acquisition of property and equipment	(108,000)	(97,000)
Acquisition of intangible assets	(388,000)	(541,000)
Other assets	-	(33,000)
Net cash from continuing operations	4,295,000	3,040,000
Net cash from discontinued operations	-	955,000
Net cash from investing activities	4,295,000	3,995,000
Cash flows from financing activities:
Preferred stock distributions	(365,000)	-
Proceeds from issuance of common stock	-	284,000
Payments of taxes related to settlement of restricted stock units	(101,000)	-
Proceeds from the exercise of warrants	32,000	15,953,000
Proceeds from factoring facilities	5,362,000	-
Repayments of factoring facilities	(6,184,000)	-
Repayments of OID convertible notes payable	(277,000)	-
Proceeds from senior secured revolving credit facility	4,686,000	-
Net cash from continuing operations	3,153,000	16,237,000
Net cash from discontinued operations	-	4,810,000
Net cash from financing activities	3,153,000	21,047,000

SRAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Net (decrease) increase in cash from continuing operations	(1,232,000)	6,502,000
Net decrease in cash from discontinued operations	-	(130,000)
Cash, beginning of period	1,348,000	451,000
Cash, end of period	$116,000	$6,823,000

Supplemental schedule of cash flow information
Cash paid for interest	$77,000	$14,000
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Fair value of marketable securities received for revenue contracts, net	$15,943,000	$26,564,000
Convertible notes converted into shares	$-	$6,423,000
Designation of marketable securities for dividend distributions	$-	$6,387,000
Dividends on preferred stock	$-	$6,387,000

See accompanying notes to unaudited condensed consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 – ORGANIZATION AND LIQUIDITY

Organization

SRAX, Inc. (“SRAX”, “we”, “us”, “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. SRAX is headquartered in Westlake Village, California but operates as a distributed virtual Company. As of September 30, 2022, the unaudited Condensed Consolidated Financial Statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD Micro”).

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

On March 3, 2023, the Company divested the LD Micro subsidiary.

Liquidity and Capital Resources

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate cash in excess of its operating expenses for a sustained period of time. As of September 30, 2022, the Company had cash of $116,000 which is not sufficient to fund the Company’s planned operations through one year after the date the unaudited Condensed Consolidated Financial Statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the unaudited Condensed Consolidated Financial Statements are issued.

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

The Company expects that its existing cash, accounts receivable and sale of marketable securities as of September 30, 2022, will not be sufficient to enable it to fund the anticipated level of operations through one year from the date these financial statements are issued. The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future. The Company’s sales of marketable securities are primarily through sale transactions that qualify for exemptions pursuant to Rule 144 of the Securities Act of 1933. The conditions required to be met to qualify for the exemptions under Rule 144 are often difficult to predict, making it difficult to predict the timing of the associated cash flows from the sales of these securities. The Company’s holdings of marketable securities are subject to risks and uncertainties such as fluctuations in pricing in the primary market, and legal restrictions that create uncertainty around realization and timing of cash flows.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements and notes thereto are unaudited. The unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-month periods ended September 30, 2022 and 2021. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

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

Cash

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash is recorded at cost, which approximates its fair value. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2022 and December 31, 2021, the Company had $0 and $1,098,000 in excess of the federal insurance limit, respectively.

Marketable Securities

Marketable Securities consist of debt and equity securities. The Company accounts for marketable equity securities, including convertible preferred shares at fair value pursuant to ASC 321 Investments – Equity Securities, and marketable debt securities at fair value in accordance with ASC 320 – Investments Debt Securities. Marketable securities were approximately $21.1 million and $15.6 million as of September 30, 2022 and December 31, 2021, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors, and the Company usually does not require collateral. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The allowance for doubtful accounts was approximately $69,000 and $130,000 as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, the Company did not have any customers with accounts receivable balances representing greater than 10% of the Company’s aggregate accounts receivable. As of December 31, 2021, the Company had one customer with an accounts receivable balance of approximately 11%.

For the nine months ended September 30, 2022 and 2021, the Company had no customers that account for a significant percentage of total revenues.

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

An impairment in the amount of $10,200,000 to goodwill, and $1,481,000 to intangible assets was recognized for the nine months ended September 30, 2022. The impairment was determined as the carrying amount of goodwill exceeded its implied fair value based on a discounted cash flow projection. The transition to accepting only cash as compensation for services will cause a significant decrease in revenue and cash collections, which has a material negative impact on the discounted cash flow projection. No impairments of goodwill or other long-lived assets have been recognized for the nine months ended September 30, 2021.

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

Prior to 2023 many of the Sequire SaaS platform agreements provide customers the ability to pay for the services with the issuance of the customers’ securities including common stock. The amount of consideration for these contracts is based on the estimated fair value of the underlying securities on the contract date. See “Fair Value of Financial Instruments” for details over the calculation of fair value. In 2023 the Company transitioned to accepting only cash as compensation for services. As we transition to accepting only cash as compensation for services there will be a significant decrease in Sequire revenue.

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

Net Loss Per Share

Basic earnings per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period. For periods with a net loss, basic and diluted earnings per share are the same, in that a potentially common stock equivalent would have the effect of being anti-dilutive in the computation of net loss per share. The number of potentially outstanding dilutive common shares excluded from the diluted net loss per calculation, as they were anti-dilutive were 911,868 for three and the nine months ended September 30, 2022, and 11,867,520 for the three months and nine months ended September 30, 2021.

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

NOTE 3 – DISCONTINUED OPERATIONS

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

The financial results of BIGToken are presented as loss from discontinued operations, net of income taxes and net of income attributable to non-controlling interests on the Company’s unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021. The historical Condensed Consolidated Statement of Cash Flows has also been revised to reflect the effect of the deconsolidation. The following table presents the financial results of BIGToken:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$765,000	$2,469,000

Cost and expenses
Cost of revenues	207,000	715,000
Employee related costs	988,000	2,649,000
Marketing and selling expenses	372,000	861,000
Platform costs	78,000	245,000
Depreciation and amortization	101,000	412,000
General and administrative expenses	1,078,000	3,483,000
Total cost and expenses	2,824,000	8,365,000
Loss from operations	(2,059,000)	(5,896,000)

Other expense
Deemed dividend on preferred stock	-	(5,859,000)
Total other expense	-	(5,859,000)

Loss from discontinued operations before income tax expense	(2,059,000)	(11,755,000)
Income tax expense	-	-
Loss from discontinued operations	$(2,059,000)	$(11,755,000)

NOTE 4 – NOTES RECEIVABLE

In October 2020, the Company entered into unit redemption agreements with two counterparties providing for the counterparties to repurchase from the Company units of the counterparty’s securities owned by the Company. Pursuant to the redemption agreements, the counterparties repurchased the units for a combined repurchase price of $8 million with $7 million being paid on closing and the additional $1 million being deferred and due on the earlier of the three-year anniversary or upon sale of the counterparties. The Company had no cost basis in the units and as a result the note receivable has no cost basis. The Company accounts for the note receivable as a loan pursuant to ASC 310 – Loans . The $1 million in deferred payments was recorded with an implied discount of approximately $107,000, which is to be amortized over 3 years. During the nine months ended September 30, 2022, the Company accepted an offer to settle note balance for a one-time payment of $900,000. Notes receivable as of September 30, 2022 and December 31, 2021 amounted to $0 and $935,000, respectively.

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

As of September 30, 2022 marketable securities amounted to $21,121,000, with a current portion $2,918,000, and the long term portion of $18,203,000.

The following tables summarize the changes in the Company’s marketable securities during the nine months ended September 30, 2022:

	Total	Common Stock	Convertible Debentures	Preferred Stock	Warrants
Balance as of December 31, 2021	$15,617,000	$10,735,000	$4,187,000	$599,000	$96,000
Transfers	-	356,000	(325,000)	(31,000)	-
Additions	15,943,000	14,006,000	937,000	1,000,000	-
Sales proceeds	(3,385,000)	(3,385,000)	-	-	-
Realized loss	(6,521,000)	(6,521,000)	-	-	-
Current period change in fair value	(533,000)	(3,462,000)	4,429,000	(1,467,000)	(33,000)
Balance as of September 30, 2022	$21,121,000	$11,729,000	$9,228,000	$101,000	$63,000

The Company’s sales of securities for the nine months ended September 30, 2022, was approximately $3.4 million, with a book basis of approximately $9.9 million which represented a loss of approximately $6.5 million, which the Company recorded as other expense included in the gains from marketable securities.

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

Concentration Risk

The Company’s holdings in marketable securities subject the Company to concentrations of market risks. As of September 30, 2022, the Company’s top marketable security position had a fair value of $2.3 million, which represented approximately 11% of the Company’s holdings, the top five marketable security positions had an aggregate fair value of $8.7 million, which represented approximately 41% of the Company’s holdings, and the top ten marketable security positions had an aggregate fair value of $13.0 million, which represented approximately 61% of the Company’s holdings

Volatility

The Company’s holdings in marketable securities are subject to a high level of volatility, and can experience drastic price changes.

BIGtoken Investment

On February 15, 2022, the Company entered into a simple agreement for future equity (the “SAFE”) with its former BIGToken subsidiary. Pursuant to the SAFE, the Company invested $1,000,000 in the SAFE. The amount funded into the SAFE at a given time is referred to herein as the “SAFE Amount”. The Company is accounting for the SAFE as an equity investment carried at fair value with changes recorded in earnings each period and is reflected as such in the above table. As of September 30, 2022 the SAFE had an aggregate fair value of $0, as the Company believed the SAFE to have no value due to the financial condition its former BIGToken subsidiary.

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

The balance of designated assets consists of the following:

	September 30, 2022	December 31, 2021
Cash	$-	$686,000
Marketable equity securities	221,000	3,239,000
Total	$221,000	$3,925,000

The marketable equity security activity in designated assets is as follows:

Total
Balance as of December 31, 2021	$3,239,000
Sales proceeds	(505,000)
Realized loss	(1,803,000)
Current period change in fair value	(710,000)
Balance as of September 30, 2022	$221,000

The Company’s sale of marketable securities underlying designated assets for the nine months ended September 30, 2022, were approximately $0.5 million with a cost basis of approximately $2.3 million, which resulted in a realized loss of approximately $1.8 million, which the Company recorded as other expense included in the realized loss from designated assets.

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

In August 2022, proceeds from the Senior Secured Revolving Credit Facility were used to pay off the entire balance of outstanding borrowings. The amount of borrowings outstanding was approximately $0 and $633,000 as of September 30, 2022 and December 31, 2021, respectively, and are included in other current liabilities within our unaudited condensed consolidated balance sheets.

CVR Agreement

During the nine months ended September 30, 2022, the Company entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000, the investor received (i) the right to receive the net proceeds upon the sale of certain marketable securities held by the Company with a guaranteed minimum return of 120% of such Purchase Price or $486,000 and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the sales of such securities. As of September 30, 2022 a liability in the amount of $613,000 was recorded in other current liabilities within our unaudited condensed consolidated balance sheets.

NOTE 8 – OID CONVERTIBLE NOTE(S) PAYABLE

On June 30, 2020, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $16,101,000 in principal amount of Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) for $14,169,000 (representing a 12% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 6,440,561 shares of the Company’s Class A common stock (the “Warrants”) in a private placement (the “Offering”). The Purchase Price consisted of (a) $13,000,000 in cash and (b) the cancellation of $1,169,000 in outstanding debt. The Company received net proceeds of approximately $9,100,000 after deducting the Placement Agent fees, the Debt Repayments and other offering expenses. The Company’s obligations under the Debentures are secured by substantially all of the assets of the Company.

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

Extension of Outstanding Original Issue Discount Senior Secured Convertible Debentures

On July 1, 2022, the holders (“Holders”) of $1,197,000 in principal of the Company’s Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), representing all of the outstanding Debentures that were originally issued on June 30, 2020, entered into an agreement with the Company to (i) extend the maturity date of the Debentures until June 30, 2023 and (ii) extend the first date that monthly redemptions are required to be made by the Company to begin on January 1, 2023 (the “Debenture Extension”). As consideration for the Debenture Extension, the Company increased the principal amount outstanding on the Debentures by five percent (5%). Additionally, the holders of the Debentures have the unilateral right to extend the maturity date and monthly redemption period by an additional six (6) month period at any time prior to January 1, 2023 for an additional five percent (5%) to be added to the outstanding principal of such Debentures. The Debentures, including the additional principal added to the Debentures are secured by substantially all of the assets of the Company pursuant to a security agreement entered into between the Company and Holders contemporaneous with the original issuance of the Debentures (the “Security Agreement”). ATW Master Fund held the nearly all of the $1,197,000 in Debenture principal on June 30, 2020.

Amendment of Convertible Debenture

On September 13, 2023, the remaining Debenture, solely held by ATW Master Fund was temporarily amended for a period of up to fourteen months from the Effective date of September 11, 2023. The amendments include, but are not limited to, provisions related to the payment of amounts owing under the Credit Agreement from the proceeds of the sale of third-party securities held by the company. Per the agreement ATW shall receive one hundred percent of the proceeds from sales from third party securities owned by the Company until such time as outstanding amounts due under the respective agreements have been repaid. The Company shall maintain the rights to all proceeds from sales of the marketable securities once the amounts due to ATW have been satisfied. The Company also agreed to various covenants and conditions, including providing access to certain accounts and notifying ATW Opportunities and ATW Master Fund of material changes.

The table below summarizes the Debenture related activity during the three and nine months ended September 30, 2022:

	Principal	Debt Discount	Net Book Value
Balance as of December 31, 2021	$1,267,000	$(103,000)	$1,164,000
Amortization	-	17,000	17,000
Balance as of March 31, 2022	$1,267,000	$(86,000)	$1,181,000
Amortization	-	16,000	16,000
Balance as of June 30, 2022	$1,267,000	$(70,000)	$1,197,000
Principal adjustments	74,000	-	74,000
Repayments	(195,000)	-	(195,000)
Amortization	-	18,000	18,000
Balance as of September 30, 2022	$1,146,000	$(52,000)	$1,094,000

NOTE 9 – SENIOR SECURED REVOLVING CREDIT FACILITY (REVOLVING NOTE)

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

Senior Secured Revolving Credit Facility (Revolving Note)

On August 8, 2022, the Company entered into a senior secured revolving credit facility agreement with ATW Opportunities fund to initially borrow up to $9,450,000 in the aggregate from time to time (each a “Revolving Note”). The loan maximum amount accessible is limited to $5.5 million until the Company is current with its reporting obligations. The loan is secured by all the assets of the Company and is guaranteed by the Company’s wholly owned subsidiary, LD Micro, Inc. As part of the transaction, the Company also amended and restated lender’s outstanding warrants to extend the maturity date of a total of 2,590,358 Common Stock purchase warrants until September 30, 2023.

On closing, the lender advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of the existing outstanding $650,000 bridge note. Upon the Company meeting certain conditions, the Lender will advance up to an additional $3,870,000.

The principal balance of each Revolving Note will reflect an original issue discount of ten percent (10%); provided that beginning on the date that is twelve (12) months from the Effective Date, such original issue discount will increase to twelve percent (12%) in the event the Prime borrowing rate increases to 6.75%, and 18% in the event of default. The Revolving Note have a maturity date of the earlier of (i) twenty-four (24) months from the Effective Date or (ii) the occurrence of an event of default, as described in the Loan Documents.

Commencing on the first day of each month after the Effective Date, the outstanding balance of the Revolving Note will be paid as calculated based on a percentage of the Company’s collections from the sale of certain of its marketable securities.

The Revolving Note is initially convertible into shares of Common Stock at a conversion price of $15.00 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of stock splits, dividends, fundamental transactions and certain future sales of the Company’s Common Stock.

As consideration for Lender entering into the Loan Documents, Lender will be entitled to receive, in addition to any payment made under the Credit Agreement, 10% of the net proceeds received by the Company from the sales of securities received during the term of the Revolving Note.

For the Company to enter into the Credit Agreement, we were required to issue 33,000 shares of the Company’s common stock as a breakup fee to an unrelated lender as a result of a failed offering.

Amendment of Senior Secured Revolving Credit Facility

On September 13, 2023, the Revolving Note and Credit Agreement were temporarily amended for a period of up to fourteen months from the Effective date of September 11, 2023. The amendments include, but are not limited to, provisions related to the payment of amounts owing under the Credit Agreement from the proceeds of the sale of third-party securities held by the company. Per the agreement ATW shall receive one hundred percent of the proceeds from sales from third party securities owned by the Company until such time as outstanding amounts due under the respective agreements have been repaid. The Company shall maintain the rights to all proceeds from sales of the marketable securities once the amounts due to ATW have been satisfied.

The Company also agreed to various covenants and conditions, including providing access to certain accounts and notifying ATW Opportunities and ATW Master Fund of material changes.

The table below summarizes the senior secured revolving credit facility related activity during the three months ended September 30, 2022:

	Principal	Debt Discount	Net Book Value
Balance as of June 30, 2022	$-	$-	$-
Loan proceeds	6,128,000	-	6,128,000
Original issue discount	-	(750,000)	(750,000)
Repayments	(4,000)	-	(4,000)
Amortization	-	104,000	104,000
Balance as of September 30, 2022	$6,124,000	$(646,000)	$5,478,000

Extension of Warrants

As part of the transactions contemplated by the Revolving Note, the Company additionally agreed to extend the expiration dates of the following outstanding Common Stock purchase warrants held by the Lender or its affiliated entities until September 30, 2023:

(a) a warrant to purchase 1,313,636 shares of Common Stock issued on June 30, 2020, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2020;

(b) a warrant to purchase 166,667 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018; and

(c) a warrant to purchase 480,027 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018;

(d) a warrant to purchase 480,028 shares of Common Stock issued on October 27, 2017 that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2017.

NOTE 10 – COMMON AND PREFERRED STOCK

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

On January 2, 2022, Michael Malone, our former Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

During the month of January 2022, non-executive employees exercised a total of 227,667 stock options. These options were exercised on a cashless basis, and included 161,938 shares withheld pursuant to cashless exercise and tax withholdings. This resulted in the issuance of 65,729 shares of common stock.

During the month of July 2022, the Company issued 31,872 shares of common stock from the exercise of 100,000 stock options on a cashless basis by an executive.

During the three months ended June 30, 2022, the Company issued 203,926 shares of common stock from the exercise of 697,574 warrants, including 689,173 that were exercised on a cashless basis, and 8,401 exercised for $32,000 in cash.

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

NOTE 11 – EQUITY COMPENSATION PLANS AND WARRANTS

Equity Compensation Plans

As of September 30, 2022, the Company has approximately 228,000 shares of Class A Common Stock reserved for issuance under the Company’s equity compensation plans.

For the nine months ended September 30, 2022, the Company issued the below shares and granted the following stock-based awards:

On January 2, 2022, Michael Malone, our former Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

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

On January 6, 2022, we issued Michael Malone, our former Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000.

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

During the month of July 2022, the Company issued 31,872 shares of common stock from the exercise of 100,000 warrants on a cashless basis by an executive.

The per-share fair value of each stock option with service conditions only granted in 2022 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Grant date
	1/3/2022	1/6/2022	1/6/2022
Expected term (in years)	5.0	4.4	3.4
Risk-free interest rate	1.55%	1.55%	1.60%
Expected volatility	90.0%	90.0%	90.0%
Expected dividend yield	-%	-%	-%

The following table details provides a summary of the Company’s stock option activity for the nine months ended September 30, 2022:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,334,287	$3.02	2.4	$-
Granted	718,132	4.27	5.2	-
Exercised	(427,667)	3.21	-	-
Forfeited	(110,000)	3.42	-	-
Outstanding as of September 30, 2022	1,514,752	$3.53	4.1	$-

Exercisable at September 30, 2022	756,486	$3.30	3.9	$-

During the three months ended September 30, 2022 the Company recorded stock based compensation in the amount of $281,000. During the nine months ended September 30, 2022, the Company recorded stock based compensation expense of $908,000, which was offset by stock based compensation benefit of $1,139,000, resulting in a net stock based compensation benefit of $(231,000). The Company determined that the vesting of stock awards to a prior contractor has become improbable and as a result, in accordance with ASC 718, the Company recognized a cumulative adjustment to reverse $1,139,000 of stock based compensation that was previously recognized. The cumulative adjustment resulted in a stock based compensation benefit of $1,139,000.

During the three and nine months ended September 30, 2021, the Company recognized $253,000 and $757,000 of stock-based compensation expense, respectively.

The Company has included stock-based compensation expense in employee related costs on our unaudited Condensed Consolidated Statements of Operations. At September 30, 2022, there was $1,835,000 of unrecognized compensation expense expected to be recognized over approximately the next 2.3 years on average.

Warrants

During the nine months ended September 30, 2022, the Company issued 203,926 shares from the exercise of 697,574 warrants, including 689,173 that were exercised on a cashless basis, and 8,401 exercised for $32,000 in cash. During the three and nine months ended September 30, 2022, 76,190 and 5,177,327 warrants expired, respectively.

Extension of Warrants

As part of the transactions contemplated by the Revolving Note, the Company additionally agreed to extend the expiration dates of the following outstanding Common Stock purchase warrants held by the Lender or its affiliated entities until September 30, 2023:

(a) a warrant to purchase 1,313,636 shares of Common Stock issued on June 30, 2020, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2020;

(b) a warrant to purchase 166,667 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018; and

(c) a warrant to purchase 480,027 shares of Common Stock issued on November 29, 2018, that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018;

(d) a warrant to purchase 480,028 shares of Common Stock issued on October 27, 2017 that was initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2017.

During the three months ended September 30, 2022, as a result of the extension of the warrant expiration dates, the Company recorded a warrant modification expense of $1,788,000 classified as financing costs on the condensed consolidated statement of operations.

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

In addition, during the nine months ended September 30, 2021, the Company: (i) received cash of approximately $4,774,000, (ii) cancelled 349,197 warrants (as a result of cashless exercises) and (iii) issued an aggregate of 1,710,078 shares of Common Stock, in connection with the exercise of outstanding warrants.

In total the Company issued a total of 6,309,186 shares of common stock, for the exercise of warrants, with net proceeds of $15,953,000.

At September 30, 2022, the Company had the following outstanding and exercisable warrants:

Warrant Shares	Exercise Price	Weighted Average Remaining Term (years)
1,375,455	$2.50	1.0
1,160,056	3.00	1.0
478,854	3.36	0.1
1,047,778	4.00	0.0
17,749	4.50	1.9
77,800	5.00	1.5
4,157,692	$3.17	0.6

NOTE 12 – REVENUE

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

The following table summarizes revenue by revenue stream for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sequire platform revenue	$5,306,000	$6,888,000	$19,225,000	$17,879,000
Conference revenue	3,000	-	1,305,000	390,000
Other revenue	-	-	-	694,000
Total revenue	$5,309,000	$6,888,000	$20,530,000	$18,963,000

The following table summarizes revenue recognized in exchange for customer securities and cash for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Customer securities	$4,589,000	$6,409,000	$16,663,000	$15,035,000
Cash	720,000	479,000	3,867,000	3,928,000
Total revenue	$5,309,000	$6,888,000	$20,530,000	$18,963,000

During 2023 the Company transitioned to accepting only cash as compensation for services. As we transition to accepting only cash as compensation for services there will be a significant decrease in Sequire revenue.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The contracts receivables represent a forward contractual right to receive securities pursuant to a revenue contract. As of September 30, 2022 and December 31, 2021, the Company determined the value of the securities underlying the contract asset to have a fair value of $499,000 and $844,000, respectively.

The Company had the following financial assets at September 30, 2022 and December 31, 2021:

	Balance as of September 30, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$21,121,000	$2,164,000	$9,483,000	$9,474,000
Designated assets marketable securities	221,000	105,000	116,000	-
Contract assets	499,000	499,000	-	-
Total assets	$21,841,000	$2,768,000	$9,599,000	$9,474,000

Liabilities:
Series A Preferred Stock	$1,045,000	$-	$1,045,000	$-
Total liabilities	$1,045,000	$-	$1,045,000	$-

	Balance as of December 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$15,617,000	$6,134,000	$2,448,000	$7,035,000
Designated assets marketable securities	3,925,000	259,000	3,666,000	-
Contract assets	844,000	-	-	844,000
Total assets	$20,386,000	$6,393,000	$6,114,000	$7,879,000

Liabilities:
Series A Preferred Stock	$3,925,000	$-	$3,925,000	$-
Total liabilities	$3,925,000	$-	$3,925,000	$-

Changes in Level 3 assets measured at fair value

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of assets classified within the Level 3 category. As a result, the unrealized gains and losses for the assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Changes in Level 3 assets measured at fair value the nine months ended September 30, 2022, were as follows:

	Total	Common Stock	Convertible Debentures	Preferred Stock	Warrants
Balance as of December 31, 2021	$7,035,000	$2,153,000	$4,187,000	$599,000	$96,000
Transfers	(2,455,000)	(2,099,000)	(325,000)	(31,000)	-
Additions	2,419,000	481,000	938,000	1,000,000	-
Sales proceeds	(156,000)	(156,000)	-	-	-
Realized loss	(60,000)	(60,000)	-	-	-
Current period change in fair value	2,691,000	(238,000)	4,429,000	(1,467,000)	(33,000)
Balance as of September 30, 2022	$9,474,000	$81,000	$9,229,000	$101,000	$63,000

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of September 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Assets	Valuation Technique	Unobservable inputs	Range
Common stocks	Put option pricing model	Discount for lack of marketability	0% - 32.3%

Convertible preferred stock	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible debt	Discounted cash flow	Maturity	0 - 28 months
		Risk adjusted discount factor	17.3%
	Option pricing model	Volatility	64% - 224%
		Risk-free interest rate	2.27% - 2.96%
		Dividend yield	0%
		Time to Maturity	0 – 28 months

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

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – SUBSEQUENT EVENTS

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

Amendment of Senior Secured Revolving Credit Facility and Senior Secured Convertible Debenture

The Company previously entered into a Senior Secured Revolving Credit Facility Agreement with ATW Opportunities fund, dated as of August 8, 2022, pursuant to which the Company issued a revolving note to ATW Opportunities (the “Revolving Note”). Additionally, the Company issued a Senior Secured Convertible Debenture to ATW Master Fund on June 30, 2020 (the “Debenture”).

On September 13, 2023, the Revolving Note, Debenture, and Credit Agreement were temporarily amended for a period of up to fourteen months from the Effective date of September 11, 2023. The amendments include, but are not limited to, provisions related to the payment of amounts owing under the Credit Agreement from the proceeds of the sale of third-party securities held by the company. Per the agreement ATW shall receive one hundred percent of the proceeds from sales from third party securities owned by the Company until such time as outstanding amounts due under the respective agreements have been repaid. The Company shall maintain the rights to all proceeds from sales of the marketable securities once the amounts due to ATW have been satisfied. The Company also agreed to various covenants and conditions, including providing access to certain accounts and notifying ATW Opportunities and ATW Master Fund of material changes.

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

Data Targeting

We help our clients build an investor base through targeted advertising and marketing campaigns, tailored to their needs. Using data-driven insights, we help clients meet their unique marketing objectives when messaging existing investors, new investors, or consumers.

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

FINANCIAL CONDITION

Going Concern

Cash on hand and current marketable securities at September 30, 2022 was approximately $116,000 and $3.7 million, respectively. Based upon our cash flow projections, including sale of marketable securities and the projected cash flows from operations and access to borrowings under our revolving line of credit there is significant doubt in our ability to continue to fund operations at their currently level through the remainder of the year.

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

Cash

As of September 30, 2022, we had cash of $116,000, as compared to approximately $1.3 million as of December 31, 2021. Cash consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Components of Operations

Revenues

Sequire Platform. We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform. During 2023 the Company transitioned to accepting only cash as compensation for services. As we transition to accepting only cash as compensation for services there will be a significant decrease in Sequire revenue.

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

Results of Operations

Revenues

The following table presents net revenues by type for the three and nine months ended September 30:

	Three Months Ended September 30,		Increase (Decrease)		Six Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%

Sequire platform revenue	$5,306,000	$6,888,000	$(1,582,000)	(23)%	$19,225,000	$17,879,000	$1,346,000	8%
Conference revenue	3,000	-	3,000	-%	1,305,000	390,000	915,000	235%
Other revenue	-	-	-	-%	-	694,000	(694,000)	(100)%
Total revenue	$5,309,000	$6,888,000	$(1,579,000)	(23)%	$20,530,000	$18,963,000	$1,567,000	8%

Revenues for the three months ended September 30, 2022 decreased approximately $1.6 million, from $6.9 million in the prior year period to $5.3 million, and revenues for the nine months ended September 30, 2022 increased approximately $1.6 million, from $19 million in the prior year period to $20.5 million. Sequire’s revenue growth is driven by the continued growth in the platform’s subscriber base, as well as an increase in sales of Sequire’s service offerings to existing and new subscribers. However, as seen during the three months ended September 30, 2022, as we transition to accepting only cash as compensation for services there will be a significant decrease in Sequire revenue.

Operating Expenses

The following tables presents operating expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Cost of revenues	$942,000	$3,354,000	$(2,412,000)	(72)%
% of revenue	18%	49%
Employee related costs (excluding stock based compensation presented below)	1,904,000	1,627,000	277,000	17%
% of revenue	36%	24%
Selling, general and administrative	1,305,000	929,000	376,000	40%
% of revenue	25%	13%
Depreciation and amortization	17,000	265,000	(248,000)	(94)%
% of revenue	0%	4%
Stock based compensation	281,000	251,000	30,000	12%
% of revenue	5%	4%
Total costs and expenses	$4,449,000	$6,426,000	$(1,977,000)	(31)%
% of revenue	84%	93%

The following tables presents operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Cost of revenues	$9,181,000	$8,541,000	$640,000	7%
% of revenue	45%	45%
Employee related costs (excluding stock based compensation presented below)	6,071,000	4,590,000	1,481,000	32%
% of revenue	30%	24%
Selling, general and administrative	5,182,000	2,562,000	2,620,000	102%
% of revenue	25%	14%
Depreciation and amortization	403,000	710,000	(307,000)	(43)%
% of revenue	2%	4%
Stock based compensation	(231,000)	757,000	(988,000)	(131)%
% of revenue	(1)%	4%
Total costs and expenses	$20,606,000	$17,160,000	$3,446,000	20%
% of revenue	100%	90%

Cost of revenues: The increase in cost of revenues for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to an increase in data and media costs required to support the growth in revenue. The decrease in cost of revenues for the three months ended September 30, 2022 as compared to the prior year period was primarily due to a general decrease in the data and media services provided to customers, which decreased the overall cost.

Employee related costs: Employee related costs increased for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year was primarily due to increases in staffing expenses and headcount required to service the increased number of platform subscribers as well as an increase in the number of subscribers utilizing the Company’s service offerings.

Selling, general and administrative: The increase in general and administrative expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily driven by an increase in corporate related expenses to support the growth of the Company in areas such as technology, accounting, legal, and general corporate expenses.

Stock based compensation: Stock based compensation decreased for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to the reversal of $1.1 million of stock based compensation previously recognized for an award for which the Company believes the achievement of the required vesting conditions have become improbable.

Total Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021

Other income (expense)
Financing costs	(2,377,000)	(528,000)	(3,954,000)	(10,098,000)
Impairment of goodwill	-	-	(10,200,000)	-
Impairment of intangibles	-	-	(1,481,000)	-
Loss on sale of fixed assets	-	-	(47,000)	-
Realized gain (loss) on marketable securities	(286,000)	286,000	(6,521,000)	1,095,000
Current period change in fair value of marketable securities	(2,196,000)	(3,906,000)	1,696,000	(4,784,000)
Current period change in fair value of contract assets	22,000	-	(1,491,000)	-
Realized loss on designated assets	(904,000)	2,000	(1,803,000)	2,000
Current period change in fair value of designated assets	622,000	(134,000)	(710,000)	(134,000)
Change in fair value of preferred stock	281,000	134,000	2,513,000	134,000
Interest income	-	10,000	12,000	33,000
Other income (expense)	159,000	1,130,000	(1,058,000)	1,145,000
Total other expense, net	(4,679,000)	(3,006,000)	(23,044,000)	(12,607,000)

Other expense, net for the three months ended September 30, 2022 increased by approximately $1.7 million compared to the prior year period primarily due approximately $2.4 in financing costs and due to the prior year period’s approximate $4 million unfavorable change in fair value of marketable securities. Other expense, net for the nine months ended September 30, 2022 increased by approximately $10.4 million primarily due to the $11.7 million of impairment of goodwill and intangibles, slightly offset by a non-cash inducement charge in the prior year of $7.7 million related to our February 2021 warrant financing.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Continuing operating activities	$(8,680,000)	$(12,775,000)
Continuing investing activities	4,295,000	3,040,000
Continuing financing activities	3,153,000	16,237,000
Net cash (used in) provided by continuing operations	(1,232,000)	6,502,000
Net cash provided by discontinued operations	-	(130,000)
Net (decrease) increase	$(1,232,000)	$6,372,000

As of September 30, 2022, our cash on hand was approximately $116,000.

Cash flows from continuing operating activities

The primary use of cash used in operations is to pay our media, data and platform vendors, employees, and others for a wide range of services. Cash flows used in continuing operating activities decreased by approximately $4.1 million during the nine months ended September 30, 2022, as compared to the same period in the prior year. The decrease was primarily due to increases in accounts payable and accrued expenses and other current liabilities, and adjustments for the impairment of goodwill and intangibles.

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

Cash flows from continuing investing activities

Our principal recurring investing activity is the employees, sale of marketable securities. During the nine months ended September 30, 2022, as compared to the same period in the prior year, net cash provided by investing activities increased by approximately $1.2 million. The increase was primarily due to approximately $2 million in deferred payments related to our acquisition of LD Micro in the prior year.

Cash flows from continuing financing activities

During the nine months ended September 30, 2022, as compared to the same period in the prior year, net cash provided by financing activities decreased by approximately $13 million. The increase was primarily due to $15.8 million of proceeds from the exercise of warrants in the prior year.

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

The Company projects the sale of its marketable security holding will represent a substantial portion of the cash required for operations for the foreseeable future, consequently creating substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2022 the Company entered into a factoring agreement with a financial institution to sell certain accounts receivable and future sales of up to $3 million. The factoring agreement was fully paid off with the proceeds of our revolving credit facility described below.

We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund our operations. However, due to our delisting from NASDAQ, raising capital through the sale of our equity or debt securities will be more challenging as investors are historically less likely to purchase securities that are not listed on a national exchange.

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

We have historically financed our operations primarily from the sale of debt and equity securities. Recently, our operations from Sequire and LD Micro have resulted in increased revenue, but we are still not cash flow positive, and accordingly cannot fund our operations solely from our revenue. Notwithstanding our recent revolving credit facility financing (including the bridge note), for which we have received approximately $5.5 million, partially offset by the required payments we made under outstanding obligations of $3.75 million at closing, and the acquisition of liquid assets acquired in the through the DNA Acquisition of approximately $1.3 million, we will need to continue to seek capital from the sale of debt and equity securities to fund operations. Additionally, we are delinquent in our SEC reporting obligations and have been delisted from NASDAQ. Although we have been historically successful in raising capital through the sale of our equity and debt securities, and management believes that such capital sources will be available should they be required, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. Further, due to our delisting from NASDAQ, raising capital through the sale of our equity or debt securities will be more challenging as investors are historically less likely to purchase securities that are not listed on a national exchange.

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

During the nine months ended September 30, 2022, we generated aggregate proceeds of approximately $505,000 in Designated Assets. On February 1, 2022 the Company paid a dividend of $0.01 per share.

As of September 30, 2022, the Designated Assets had a market value of $221,000.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Note 1—Summary of Significant Accounting Policies, in the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on October 12, 2022 for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2022 because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the end of its most recent fiscal year.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2022. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On January 2, 2022 Michael Malone, our former Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that was issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,500. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	During the month of January 2022, non-executive employees exercised a total of 227,667 stock options. These options were exercised on a cashless basis, and included 161,938 shares withheld pursuant to cashless exercise and tax withholdings. This resulted in the issuance of 65,729 shares of common stock.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 380,000 shares of common stock. Each of the options has an exercise price of $4.25 per share, a term of five (5) years, and vests in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 380,000 options had a Black-Scholes value on the grant date $1,038,000.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $356,000

●	On January 6, 2022, we issued an employee an option to purchase 100,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000

●	On January 6, 2022, we issued Michael Malone, our former Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $296,000.

●	On January 6, 2022, we issued an employee an option to purchase an aggregate of 20,000 shares of common stock. The option is a conditional grant, subject to shareholder approval. The option has an exercise price of $4.25 per share, a term of five (5) years, and vest in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $55,000.

●	On June 13, 2022, we entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,000 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

●	On July 1, 2022, we issued an original issue discount bridge note in principal amount of $650,000 to an institutional investor in exchange for $500,000 in cash. The Bridge Note was non-interest bearing and a maturity date of August 15, 2022. Effective August 8, 2022, the bridge note was exchanged for revolving notes in the senior secured revolving credit facility.

●	On August 8, 2022, we entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time, subject to certain conditions. The loans are secured by all of our assets. There is currently $5,580,000 in principal outstanding on the revolving loans, which are convertible into our common stock at a conversion price of $15.00 per share, subject to adjustment for stock splits, dividends, fundamental transactions, and upon sales of our equity securities at $5.00 per share or less. In addition, as part of the transaction we extended the maturity dates of 2,590,358 outstanding common stock purchase warrants held by the lender until September 30, 2023.

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

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)(b)

January 1, to January 31, 2022	—	—	—	$9,206,000
February 1, to February 28, 2022	—	—	—	$9,206,000
March 1, to March 31, 2022	—	—	—	$9,206,000
April 1, to April 30, 2022	—	—	—	$9,206,000
May 1, to May 31, 2022	—	—	—	$9,206,000
June 1, to June 30, 2022	—	—	—	$9,206,000
July 1, to July 31, 2022	—	—	—	$9,206,000
August 1, to August 31, 2022	—	—	—	$9,206,000
September 1, to September 30, 2022	—	—	—	$9,206,000
October 1, to October 31, 2022	—	—	—	$9,206,000
November 1, to November 30, 2022	—	—	—	$9,206,000
December 1, to December 30, 2022	—	—	—	$9,206,000
Total	—	—	—	$9,206,000

(a)	In August 2021, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $10,000,000 of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. The total remaining authorization for future common share repurchases under our share repurchase program was $9.2 million as of December 31, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date.

(b)	None of the shares purchased were in reliance on the safe harbor in Exchange Act Rule 10b-18 and the Company does not currently have a 10b5-1(c) plan with regard to share being repurchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02(i)	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03(i)	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04(i)	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.05(ii)	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.06(i)	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
3.07(i)	Certificate of Validation and Certificate of Increase filed on January 31, 2022		8-K/A	3.01(i)	001-37916	2/2/2022
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Class A Common Stock Purchase Warrant issued in Steel Media Transaction dated October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Class A Common Stock Warrant issued to October 2013 Offering		8-K	4.4	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Class A Common Stock Warrant issued to Investors in January 2014 Offering		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.1	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17
4.17**	2016 Equity Compensation Plan		1/20/17	A-1	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan		8-K	10.33	000-54996	11/10/14
4.19	2012 Equity Compensation Plan		S-1	4.02	333-179151	1/24/12
4.20	Form of Stock Option Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.03	333-179151	1/24/12
4.21	Form of Restricted Stock Unit Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.04	333-179151	1/24/12
4.22	Form of Restricted Stock Award Agreement for 2012, 2014 and 2016 Equity Compensation Plan		S-1	4.05	333-179151	1/24/12
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering		8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering		8-K	4.01	001-37916	4/10/19

4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17
10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/24/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/24/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.24	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20

10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.		8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji		8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020		8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC		8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC		8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020		8-K	10.01	001-37916	10/4/20
10.36	Exchange Agreement with FPVD dated December 29, 2021		8-K	10.01	001-37916	12/30/21
10.37	Form of Contingent Value Right Agreement dated June 13, 2022		10-K	10.37	001-37916	10/12/22
10.38	Form of Bridge Note dated July 1, 2022		10-K	10.38	001-37916	10/12/22
10.39	Form of Safe entered into with BIGtoken on February 11, 2022		10-K	10.39	001-37916	10/12/22
10.40	Form of Revolving Note from August 2022 Senior Secured Revolving Credit Facility		8-K	4.01	001-37916	8/12/22
10.41	Form of Credit Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.01	001-37916	8/12/22
10.42	Form of Guaranty Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.02	001-37916	8/12/22
10.43	Form of Security Agreement (SRAX) from August 2022 Senior Secured Revolving Credit Facility		8-K	10.03	001-37916	8/12/22
10.44	Form of Security Agreement (LD Micro) from August 2022 Senior Secured Credit Facility		8-K	10.04	001-37916	8/12/22
10.45	Form of Patent Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.05	001-37916	8/12/22
10.46	Form of Trademark Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.06	001-37916	8/12/22
10.47	Form of Pledge and Escrow Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.07	001-37916	8/12/22
10.48	Form of Registration Rights Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.09	001-37916	8/12/22
10.49	Form of Fee Letter from August 2022 Senior Secured Revolving Credit Facility		8-K	10.08	001-37916	8/12/22
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

October 31, 2023	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

October 31, 2023	By:	/s/ Christopher Miglino
Christopher Miglino, Interim Chief Financial Officer, principal financial and accounting officer

