Form 10-K
period 2022-12-31
SRAX, Inc.
filed 2024-09-20
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-37916

SRAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215,

Westlake Village, CA 91361

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (323) 694-9800

Securities registered under Section 12(b) of the Act: None

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $78,884,807 based on the closing price of $3.32.

There were 29,150,262 shares of Class A common stock outstanding as of August 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. Additionally, and reference to “LD Micro” refers to the Company’s previously wholly owned subsidiary, LD Micro, Inc. and the assets used in its operations. LD Micro was divested pursuant to an Agreement and Plan of Merger that closed on March 3, 2023. Any reference to “BIGToken” and “BIGToken, Inc.”, or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. BIGToken was divested pursuant to a share exchange agreement that closed on February 4, 2021.

Any reference to “common share” or “common stock,” refers to our $0.001 par value Class A common stock. Any reference to our Series A Preferred Stock refers to our $0.001 par value Series A Non-Voting Preferred Stock. Any reference to our Series B Preferred Stock refers to our $0.001 par value Series B Non-Voting Preferred Stock.

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

Overview

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units that are part of the Sequire platform:

●	Our unique SaaS platform, Sequire, which allows issuers to track their shareholders’ behaviors and trends, then use data driven insights to engage with shareholders across marketing channels. Through Sequire, we offer tools and related data and insight services to allow issuers of publicly traded securities to better understand their position in the market.

●	LD Micro organizes and hosts investor conferences for micro and small-cap companies, which we sold following the year end December 31, 2022 during the first quarter of 2023. The Company has added its own conferences to the Sequire Platform that are separate and apart from the LD Miro Conferences.

We derive our revenues from the:

●	Licensing of our proprietary SaaS platform;

●	Sales of proprietary data;

●	Attendance and sponsorship fees from investor conferences and events; and

●	Sales of insight and consulting services.

Sequire

The Sequire platform is a central hub where companies can manage certain administrative functions, reach out and engage with shareholders as well as identify potential new investors. The platform utilizes advanced analytics to bring our clients actionable information that we believe can be used to maximize ROI through better investor and stockholder communications.

Clients then can engage with targeted shareholder groups across marketing channels including email, social media, programmatic advertising, and hyperlocal targeting.

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

Data Targeting

We help our clients build an investor base through targeted advertising and marketing campaigns, tailored to their needs. Using data driven insights, we help clients meet their unique marketing objectives, whether they’re messaging existing investors, new investors, or consumers.

Investor Conferences

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

We have also launched the Sequire Investor Conference in Puerto Rico, which brings together public companies with investors from the island and from around the world. The conference has been held for two years and is about to be launched for the third year in January of 2025. We collect fees from the public companies that participate at the event as well as sponsors that are looking to market to both the investors and the companies at the event.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 122 full-time employees. Of these employees, six are engaged in executive management, 65 in information technology including those participating in our research and development efforts, 13 in sales and marketing, 29 in integration and customer support and 9 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions. As of August 15, 2024, the Company currently has 7 full time employees and 13 contractors.

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

Our history

We were originally organized in August 2009 as a California limited liability company under the name Social Reality, LLC, and we converted to a Delaware corporation effective January 1, 2012. Social Reality, LLC began business in May 2010. Upon the conversion, we changed our name to Social Reality, Inc. On August 15, 2019, we formally changed our name to SRAX, Inc. In September 2020, we acquired LD Micro as a wholly owned subsidiary. In February of 2021 we completed the divestiture of our BIGToken subsidiary and the related platform. In March 2023, we completed the sale of the LD Micro business and in May 2024 we signed an agreement to acquire DNA Holdings Venture Inc. (“DNA”). Mr. Miglino, Chief Executive Officer and sole director of the Company, serves as the Chief Executive Officer of DNA.

Recent Developments

Putative Issuance – Series A

On September 27, 2021, the Company issued 36,412,417 shares of Series A Non-voting Preferred Stock (“Series A Stock”) as a dividend to holders of its (i) Class A common stock (“Common Stock”), (ii) certain warrants to purchase Common Stock, and (iii) the Company’s original issue discount senior convertible debentures. The Company’s certificate of designation of preferences, rights and limitations of Series A Non-Voting Preferred Stock (the “COD”) authorized the issuance of up to 36,412,417 shares of Series A Stock. As a result of an oversight, the Company determined that a holder of a warrant to purchase 50,000 shares of Common Stock (the “Warrant Holder”) that had a contractual right to receive the Series A Stock dividend was not included in such dividend. As a result, on December 23, 2021, the Company issued an additional 50,000 shares of Series A Stock to such Warrant Holder (the “Putative Issuance”). As a result of the Putative Issuance, the Company exceeded its authorized shares of Series A Stock by 50,000 shares in excess of what was authorized under the COD.

Pursuant to Section 204 of the Delaware General Corporation Law (“DGCL”), the Company’s Board of Directors adopted a resolution ratifying the Putative Issuance on January 24, 2022. On January 31, 2022, the Company filed a Certificate of Validation (the “Validation Certificate”) and a Certificate of Increase of the COD (“Certificate of Increase”) with the Secretary of State of the State of Delaware (“Delaware SOS”) approving the Putative Issuance and authorizing an increase of 50,000 shares of Series A Stock, or an aggregate of 36,462,417 shares of Series A Stock effective as of December 23, 2021, the date such Putative Issuance occurred.

Extension of Outstanding Original Issue Discount Senior Secured Convertible Debentures

On July 1, 2022, the holders (“2020 Holders”) of $1,102,682 in principal of the Company’s Original Issue Discount Senior Secured Convertible Debentures (“2020 Debentures”), representing all of the outstanding 2020 Debentures that were originally issued on June 30, 2020, entered into an agreement with the Company to (i) extend the maturity date of the 2020 Debentures until December 31, 2023 and (ii) extend the first date that monthly redemptions are required to be made by the Company to begin on January 1, 2023 (the “Debenture Extension”). As consideration for the Debenture Extension, the Company increased the principal amount outstanding on the 2020 Debentures by five percent (5%). Additionally, the holders of the 2020 Debentures have the unilateral right to extend the maturity date and monthly redemption period by an additional six (6) month period at any time prior to January 1, 2023 for an additional five percent (5%) to be added to the outstanding principal of such 2020 Debentures. The 2020 Debentures, including the additional principal added to the 2020 Debentures are secured by substantially all of the assets of the Company pursuant to a security agreement entered into between the Company and 2020 Holders contemporaneous with the original issuance of the Debentures.

Bridge Note

On June 28, 2022, we entered into a nonbinding term sheet regarding a $10 million revolving credit facility with ATW Opportunities Master Fund II, LP (“ATW”). As part of the transaction, on July 1, 2022, the Company issued an original issue discount bridge note in principal amount of $650,000 (“Bridge Note”) to ATW in exchange for $500,000 in cash. The Bridge Note is non-interest bearing and has a maturity date of August 15, 2022. The Company’s obligations pursuant to the Bridge Note are secured by substantially all of the assets of the Company pursuant to the terms of the Security Agreement.

Senior Secured Revolving Credit Facility

On August 8, 2022, the Company entered into a senior secured revolving credit facility agreement (the “Credit Agreement”) with ATW to initially borrow up to $9,450,000 (“Loan Amount”) in the aggregate from time to time, subject to certain conditions (each a “Revolving Loan”). The Revolving Loan is secured by all the assets of the Company and was guaranteed by the Company’s former wholly owned subsidiary LD Micro, Inc. (collectively, the Company and LD Micro are the “Credit Parties”). In addition to the Credit Agreement, the Company and/or the Credit Parties, as applicable, also entered into a: (i) Revolving Note, (ii) Security Agreements, (iii) Fee Agreement and (iv) Registration Rights Agreement. As part of the transaction, the Company also amended and restated ATW’s outstanding warrants to extend the maturity date until September 30, 2023. In May 2023, in connection with the sale of LD Micro to Freedom (as defined below), ATW released the LD Micro assets from its secured interest. ATW advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of the $650,000 bridge note entered into on June 28, 2022.

The Revolving Note was initially convertible into shares of the Company’s Class A Common Stock at a conversion price of $15.00 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of stock splits, dividends and fundamental transactions. Moreover, in the event the Company is deemed to have issued or sold shares of its Common Stock while the Revolving Loan is outstanding at a price equal to or less than $5.00 per share, the conversion price will adjust to such lower applicable price.

The principal balance of each Revolving Loan will reflect an initial original issue discount of ten percent (10%) which will increase to twelve percent (12%) in the event the Prime borrowing rate increases to 6.75%. Additionally, on the 12-month anniversary of the origination date of each Revolving Loan, the principal will increase by the ten percent (10%) or twelve percent (12%) pursuant to the calculation in the foregoing sentence. The annual interest rate on each Revolving Loans is eleven and one half percent (11.5%). The Revolving Loans have a maturity date of the earlier of (i) twenty-four (24) months from the effective date of the Credit Agreement or (ii) the occurrence of an event of default.

Commencing on the first day of each month after the effective date of the Credit Agreement (each a “Payment Date”), the outstanding balance of the Revolving Loan were required to be paid as follows:

●	With respect to the first, second and third months, 10% of the monthly collections from the sale of securities received by SRAX from its customers during the prior month;
●	With respect to the fourth, fifth and sixth months, 15% of the monthly collections from the sale of securities received by SRAX from its customers during the prior month; and
●	With respect to each successive Payment Date, 20% of the monthly collections from the sale of securities received by SRAX from its customers during the prior month.

Additionally, with respect to any Payment Date where the applicable monthly collection from the sale of securities received by the Company from its customers during the prior month exceeds $2,000,000, the Company will make an additional payment equal to 30% of any amounts in excess of $2,000,000.

In order to perfect ATW’s security interest, the Credit Parties entered into: (i) Security Agreements, (ii) Guaranty Agreements, (iii) Pledge Agreements and (iv) Security Account Control Agreements and Deposit Account Control Agreements (collectively “Security Agreements”). The Security Agreements provide for a general lien on all of the Credit Parties’ assets, including each party’s respective intellectual property. In May 2023, in connection with the sale of LD Micro to Freedom (as defined below), ATW released the LD Micro assets from its secured interest.

As part of the transactions contemplated by the Loan Documents, the Company additionally agreed to extend the expiration dates of the following outstanding Common Stock purchase warrants held by the Lender or its affiliated entities until September 30, 2023:

●	a warrant to purchase 1,363,636 shares of Common Stock issued on June 30, 2020;
●	a warrant to purchase 166,667 shares of Common Stock issued on November 29, 2018;
●	a warrant to purchase 530,027 shares of Common Stock issued on November 29, 2018; and
●	a warrant to purchase 530,028 shares of Common Stock issued on October 27, 2017.

As consideration for Lender entering into the Loan Documents, Lender will be entitled to receive, in addition to any payment made under the Credit Agreement, 10% of the net proceeds received by SRAX from the sales of securities received during the term of the Revolving Loan.

DNA Holdings, LLC Asset Acquisition

On February 3, 2023 (the “APA Closing Date”), the Company entered into and consummated the transactions contemplated by the Asset Purchase Agreement (the “APA”) and the related Bill of Sale and Assignment and Assumption Agreement (the “Assignment Agreement,” and together with the Assignment Agreement, the “Transaction Documents”) with DNA Holdings, LLC, a limited liability company formed under the laws of the Commonwealth of Puerto Rico (the “Seller”), pursuant to which, subject to the terms and conditions of the APA, the Seller sold certain assets from its advisory company that is engaged in the business of advising entrepreneurs in connection with capital structuring, marketing, developing decentralized ecosystems and providing introductions to strategic investors (the “Business”). Specifically, pursuant to the Transaction Documents, the Company acquired certain assets of the Business (the “Purchased Assets”), including $1,000,000 in cash, crypto assets, equity investments into three private companies and a customer database from the Seller (the “Acquisition”). The Seller is managed by The Roundtable LLC, which is managed by Brock Pierce, who as of the APA Closing Date was a member of the Company’s board of directors (the “Board”). The Acquisition was approved on February 3, 2023, by the Audit Committee of the Board and the Board. Mr. Pierce did not participate in discussions of the Board about whether to approve the Acquisition, and did not vote on the Acquisition at the Board meeting. In each case, it was considered that Mr. Pierce was an interested director of the Company. In each case, it also was determined, among other things, that, notwithstanding that Mr. Pierce was an interested director of the Company, the assets acquired in the Acquisition constitute fair and adequate consideration for the securities to be issued pursuant to the APA.

Pursuant to the terms of the APA, at the closing of the Acquisition (the “APA Closing”), in exchange for the Purchased Assets, which had an aggregate value of approximately $4,000,000 (excluding the value of the customer database, as the Company is finalizing the valuation of such asset), the Company issued and delivered to Seller (i) 1,313,127 shares of the Company’s Class A common stock and (ii) 63,743 shares of the Company’s newly designated class of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into an aggregate of 3,059,664 shares of Common Stock (collectively, the “Upfront Shares”). In addition to the Upfront Shares, the Company delivered into escrow 54,908 shares of Series B Preferred Stock convertible, subject to receipt of APA Stockholder Approval and the Deferred Payment (as defined below), into 2,635,591 shares of Common Stock (the “Escrow Shares,” together with the Upfront Shares, the “Acquisition Shares”).

Pursuant to the APA, the Upfront Shares were issued and delivered at the APA Closing Date, subject to the terms of the Lock-Up Agreement (as defined below). The Escrow Shares were delivered to the Escrow Agent at the closing of the Acquisition, and the Seller received a book-entry confirmation in its name evidencing the Escrow Shares.

In accordance with applicable Nasdaq listing rules, the Company had intended to obtain stockholder approval to issue the shares of common stock underlying the Series B Preferred Stock so that it may issue shares of common stock to the Seller in excess of 1,313,127 shares of common stock, the amount of shares equal to 4.99% of the issued and outstanding common stock on the APA Closing Date (“APA Stockholder Approval”). Within thirty (30) days, but not earlier than fifteen (15) business days after APA Stockholder Approval is obtained, the Seller was required to prepare and deliver to the Company a written determination, in the Seller’s sole and absolute discretion, of an amount equal to or less than $2,000,000 to be paid to the Company, if any (such amount to be paid to the Company, the “Deferred Payment” and such amount that will not be paid to the Company, the “Uncollected Deferred Payment”). Within five (5) business days of the delivery of such written determination, subject and upon receipt of the Deferred Payment, the Company and the Seller will instruct the Escrow Agent to release to the Company such number of Escrow Shares based upon the shares of common stock underlying the Series B Preferred Stock multiplied by the quotient of (i) the outstanding Uncollected Deferred Payment divided by (ii) $2,000,000. The balance of the Escrow Shares will then be released to the Seller (the “Post-Closing Adjustment”). In the event APA Stockholder Approval is not received on or prior to the eighteen (18) month anniversary of the APA Closing, the Deferred Payment will lapse and the Escrow Shares will all be released to the Company. The Company did not receive the required APA Stockholder Approval and the Escrow Shares were returned to the Company for cancellation.

The powers, designations, preferences and other rights of the shares of Series B Preferred Stock are set forth in the Certificate of Designation establishing the Series B Preferred Stock filed by the Company with the Delaware Secretary of State on February 3, 2023, in connection with the Closing. Each share of Series B Preferred Stock shall had an initial Stated Value of $48.00 per share.

Each share of Series B Preferred Stock is convertible at any time at the option of the holder into shares of common stock. The initial conversion price is $1.00 per share of common stock, subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations and reclassifications, and other similar events affecting the Common Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series B Preferred Stock has no voting rights. In the event we effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding common stock, then, upon any subsequent conversion of the Series B Preferred Stock, the holders of the Series B Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of Common Stock then issuable upon conversion in full of the Series B Preferred Stock. Holders of Series B Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-Common-Stock basis, without regard to any conversion limitations in the Certificate of Designation) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of Common Stock.

In connection with the Acquisition, the Seller entered into a lock-up agreement (the “Lock-Up Agreement”), whereby the Seller is restricted for a period of 540 days after the Closing from certain sales or dispositions (including any pledge) of all of the Series B Preferred Stock and Common Stock held by the Seller or any securities convertible into or exercisable or exchangeable for such securities, provided, however, that the Seller may sell, in one or a series of open-market transactions, one-third (1/3) of the shares of Common Stock, including the shares of Common Stock issuable upon conversion of Series B Preferred Stock, received pursuant to the APA as of February 3, 2023: (i) after 180 days, and (ii) after 360 days. The foregoing restrictions will not apply to certain other transfers customarily excepted.

ATW Amendment

Amendment and Waiver Agreements

On February 3, 2023, the Company entered into an amendment and waiver agreement (the “Amendment and Waiver Agreement”) with the ATW and its affiliates, pursuant to which the parties agreed to amend or modify certain outstanding agreements to permit the consummation of the Acquisition and avoid any potential noncompliance or events of default relating to such prior agreements. Unless otherwise noted, all capitalized terms used below but not defined herein shall have the meaning ascribed to such term in the Amendment and Waiver Agreement.

Series A Warrant

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of Series A Common Stock Purchase Warrants, issued on October 27, 2017, agreed to amend the exercise price of such warrants from $3.00 per share to $1.00 per share.

Series B Warrant

On November 29, 2018, the Company issued that certain Series B Common Stock Purchase Warrant to one of the Holders.

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of Series B Common Stock Purchase Warrants agreed to amend the exercise price of such warrants from $3.00 per share to $1.00 per share.

Debentures

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of that certain Original Issue Discount Senior Secured Convertible Debenture, issued on June 30, 2020, (the “Debenture”) agreed to:

●	amend and restate the definition of “Maturity Date” of the Debenture from June 30, 2023 to June 30, 2024;
●	amend and restate the definition of “Conversion Price” in Section 4(b) of the Debenture from $2.69 to $1.00, subject to adjustment as provided for in the Debenture; and
●	waive Section 8(a)(viii) of the Debenture to avoid an Event of Default, as defined in Section 8(a)(viii) of the Debenture.

Purchase Warrant

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of that certain Common Stock Purchase Warrant agreed to amend the exercise price of such warrants from $2.50 per share to $1.00 per share.

Revolving Note

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of that certain Revolving Note, issued on August 8, 2022 (the “Note”) agreed to change the conversion price of such notes from $15.00 to $1.00, subject to adjustments as provided for in the Note.

Credit Agreement

Pursuant to the Amendment and Waiver Agreement, the Company and the Holder of that certain Senior Secured Revolving Credit Facility Agreement, entered into on August 8, 2022 (the “Credit Agreement”) agreed to amend, modify and waive certain terms and conditions of the Credit Agreement. Specifically, the Amendment and Waiver Agreement amends the Credit Agreement to, among other things:

●	remove the obligation of the lender to advance up to an additional $3,870,000;
●	change the due date of monthly revolving loan payments from the first day of each month to the fifteenth day of each month;
●	add the amount of interest payments made in connection with the fourth and fifth revolving loan payment date to the balance of all amounts owed under the Credit Agreement;
●	reduce the cash proceeds amount owed in respect to the sixth monthly revolving loan payment to the Holder from the sale of any marketable securities by the Company from 15% to 7.5% during the applicable period for such payment;
●	add that in respect to each succeeding monthly revolving loan payment following the sixth monthly revolving loan payment, the Company shall deliver to Holder an amount of cash proceeds from the sale of any marketable securities at an amount equal to the greater of (1) an amount equal to 20% of the cash proceeds from any sale of marketable securities by the Company during the applicable period for such payment and (2) the outstanding principal balance owed under the Credit Agreement as of the date of such monthly revolving loan payment, divided by the number of remaining monthly payments under the Credit Agreement;
●	add that a loan request approval pursuant to the Credit Agreement is further subject to the outstanding principal balance under the Credit Agreement being less than $3,000,000; and
●	add that the Company failing to become current with its filing obligations with the SEC by April 30, 2023, and thereafter failing to comply with its SEC filing obligations for another sixty (60) days beyond any filing deadline will constitute an Event of Default under the Credit Agreement.

On February 3, 2023, pursuant to the Amendment and Waiver Agreement, the Company and one of the Holders mutually terminated the registration rights agreement entered into on August 8, 2022.

On September 13, 2023, the closing date, the Company and ATW and its affiliates entered into an Omnibus Amendment Agreement (the “Amendment”). The parties have agreed to temporarily amend certain provisions of the Credit Agreement, Revolving Note, and Debenture for a period of up to fourteen (14) months from the effective date of the Amendment. These amendments include, but are not limited to, provisions related to the payment of amounts owing under the Credit Agreement from the proceeds of the sale of third-party securities held by the company. Per the agreement ATW shall receive one hundred percent of the proceeds from sales from third party securities owned by the Company until such time as outstanding amounts due under the respective agreements have been repaid. The Company shall maintain the rights to all proceeds from sales of the marketable securities once the amounts due to ATW have been satisfied. The Amendment includes temporary waivers and amendments that allow for Permitted Subsequent Offerings, subject to specified conditions. The Company has agreed to various covenants and conditions, including providing access to certain accounts and notifying ATW of material changes.

Sale of LD Micro, Inc.

On March 3, 2023 (the “Freedom Closing Date”), the Company entered into and consummated the transactions contemplated by the Agreement and Plan of Merger (the “Freedom Merger Agreement”) with Freedom Holding Corp., a Nevada corporation (the “Parent”), Freedom U.S. Markets, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Parent (the “Buyer”), LDM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Buyer (“Merger Sub”), LD Micro, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“LD Micro”), to sell LD Micro, a small cap platform and conference provider. Specifically, pursuant to the terms of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Freedom Closing”), LD Micro merged with and into Merger Sub (the “Freedom Merger”), with Merger Sub surviving the Freedom Merger (the “Surviving Corporation”), in a transaction intended to qualify for tax-free treatment under Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the Freedom Closing, as consideration for the sale of LD Micro by means of the Merger, the Buyer paid the Company $8,300,000 in consideration, consisting of $4,000,000 in cash (the “Cash Payment”), and 59,763 shares of the Parent’s common stock, par value $0.001 per share (the “Payment Shares,” and together with the Cash Payment, the “Merger Consideration”). The Company also entered into a four (4) year Sponsorship Agreement that provides the Company certain exclusive rights as it relates to LD Micro following the Merger, as more fully described below.

LD Micro’s President, Christopher Lahiji, at the time of the transaction, was a member of the Company’s board of directors. The Freedom Merger was approved on March 2, 2023, by the Board. In such case, it was considered that Mr. Lahiji was an interested director of the Company with respect to the Freedom Merger. In such case, it also was determined, among other things, that, notwithstanding that Mr. Lahiji was an interested director of the Company, the Merger Consideration received for the sale of LD Micro, by means of the Freedom Merger, constitute fair and adequate consideration. In connection with the Freedom Merger, Mr. Lahiji stepped down from the board of directors.

Consent, Waiver and Release Agreement

The Company and LD Micro entered into a consent, waiver and release agreement (the “Consent Agreement”) dated as of March 1, 2023, but effective as of the Freedom Closing Date, with ATW, pursuant to which ATW agreed to: (i) fully release LD Micro from its obligations as a credit party in each of the Loan Documents LD Micro is a party of; (ii) release and terminate the Lender’s lien and security interest in and to any assets of LD Micro granted under the respective Loan Document creating such interest; (iii) release and terminate LD Micro’s issued and outstanding shares pledge under the respective Loan Document creating such pledge; (iv) waive any restrictions, covenants and other obligations contained in the Loan Documents, which would otherwise be potentially breached as a result of the Freedom Merger; and (v) waive any Events of Default (as defined in the Credit Agreement) arising under the Loan Documents as a result of or in connection with the Freedom Merger.

The Consent Agreement also provides that, within forty-five (45) days following the Company’s receipt of the Merger Consideration, the Company must use 15% of the gross cash proceeds from the Cash Payment to redeem its common stock at a price per share of less than $5.00, and pay 10% of the gross cash proceeds from the Cash Payment to pay any outstanding amounts under the Revolving Loans. Further, to the extent permitted under applicable law, following the Company’s sale of the Payment Shares, and within forty-five (45) days of the receipt of the proceeds from any sale of the Payment Shares, the Company will use 15% of the gross cash proceeds from the sale of the Payment Shares (less any broker’s fees or commissions) to redeem its common stock at a price per share less than $5.00, and 10% of such proceeds to pay any outstanding amounts under the Revolving Loans (less any broker’s fees or commissions).

On March 3, 2023, in connection with the consummation of the Freedom Merger, Christopher Lahiji, President of LD Micro and member of our board of directors, resigned as a member of the Board pursuant to a resignation letter, effective immediately. Mr. Lahiji did not serve on any committees of the board of directors.

Private Offering – November 2023

On November 2, 2023, the Company entered into definitive securities purchase agreements with certain accredited and institutional investors (the “November 2023 Purchasers”) for the purchase and sale of an aggregate of: (i) $552,000 in principal amount of Original Issue Discount Convertible Debenture (the “November 2023 Debentures”) for $460,000 (representing a 20% original issue discount) and (ii) warrants to purchase up to 3,680,000 shares of the Company’s Class A common stock (the “November 2023 Warrants”) in a private placement.

The Debentures, which mature on November 3, 2024, pay 0%, no interest per annum commencing on November 3, 2023. The November 2023 Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales.

Subject to our compliance with certain equity conditions, (as more fully set forth in the Debentures), upon ten (5) trading days’ notice to the November 2023 Purchasers, the Company has the right to prepay the November 2023 Debentures in cash at 120% of their outstanding principal, plus accrued interest for the first 90 days of the note and 135% thereafter.

The November 2023 Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal, changes in control of the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the November 2023 Purchaser’s election, immediately due and payable in cash.

The November 2023 Warrants are initially exercisable at $0.25 per share and, are subject to cashless exercise after six months if the shares underlying the November 2023 Warrants are not subject to an effective resale registration statement. The November 2023 Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. (v) subsequent equity sales.

Pursuant to the terms of the November 2023 Debentures and November 2023 Warrants, a November 2023 Purchaser will not have the right to convert any portion of the November 2023 Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (at the November 2023 Purchaser’s option) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the November 2023 Debentures and the November 2023 Warrants; provided that at the election of a holder and notice to us such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

The Offering closed on November 3, 2023.

Private Offering – March 2024

On March 5, 2024, the Company entered into definitive securities purchase agreements with a certain accredited and institutional investor (the “March 2024 Purchasers”) for the purchase and sale of an aggregate of: (i) $90,000 in principal amount of Original Issue Discount Convertible Debenture (the “March 2024 Debentures”) for $75,000 (representing a 20% original issue discount) and (i) in a private placement.

The March 2024 Debentures, which mature on February 28, 2026, pay 0%, no interest per annum commencing on February 29, 2024.

The March 2024 Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales.

Subject to our compliance with certain equity conditions, (as more fully set forth in the March 2024 Debentures), upon five (5) trading days’ notice to the March 2024 Purchasers, the Company has the right to prepay the March 2024 Debentures in cash at 120% of their outstanding principal, plus accrued interest for the first 90 days of the note and 135% thereafter.

The Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal, changes in control of the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the March 2024 Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the March 2024 Purchaser’s election, immediately due and payable in cash.

The Offering closed on March 5, 2024.

Series B Preferred Stock

On March 27, 2024, the Company filed a Certificate of Amendment to its Certificate of Designation of its Series B of Preferred Stock with the Secretary of State of Delaware, modifying certain provisions of the Certificate of Designation. The modifications include the removal of the need for Shareholder Approval per the NASDAQ rules; the addition of OTCQB, OTCQX and OTC Pink as a trading market; the removal of section 6 (d) removing the need for shareholder approval to issue shares to the holder; and the addition of section 7(c) Subsequent Equity Sales.

Private Offering – April 2024

On March 29, 2024, the Company entered into definitive securities purchase agreements with a certain accredited and institutional investor (the “April 2024 Purchasers”) for the purchase and sale of an aggregate of $90,000 in principal amount of Original Issue Discount Convertible Debenture (the “April 2024 Debentures”) for $75,000 (representing a 20% original issue discount).

The April 2024 Debentures, which mature on March 29, 2026, pay 0%, no interest per annum commencing on March 29, 2024.

The April 2024 Debentures are convertible at the option of the holder into shares of our Class A common stock (“Common Stock”) at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales.

Subject to our compliance with certain equity conditions, (as more fully set forth in the Debentures), upon five (5) trading days’ notice to the April 2024 Purchasers, the Company has the right to prepay the April 2024 Debentures in cash at 120% of their outstanding principal, plus accrued interest for the first 90 days of the note and 135% thereafter.

The April 2024 Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal, changes in control of the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the April 2024 Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the Purchaser’s election, immediately due and payable in cash.

The Offering closed on April 2, 2024.

DNA Merger

On May 7, 2024, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with DNA Holdings Venture, Inc., a Puerto Rico corporation (“DNA”), and DNA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by DNA’s shareholders, Merger Sub will be merged with and into DNA (the “Merger”), with DNA surviving the Merger as a wholly-owned subsidiary of the Company. Subject to the terms and conditions of the Merger Agreement, as consideration for the Merger, SRAX shall issue to the shareholders of DNA 1,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”), which shall be convertible into approximately 75.5% of the outstanding shares of Common Stock of the Company upon closing of the Merger, which includes the approximately 35% of the Company which DNA owned prior to the merger. Upon completion of the Merger, the Company will change its name to DNA Holdings Venture, Inc.

DNA is a Web3 investment company which provides both advisory services and invests in Web3 infrastructure. DNA was founded by Brock Pierce, the Chairman of the Bitcoin Foundation and Scott Walker, a Web3 investor. The DNA team has been co-founders, investors and advisors in some of the most notable Web3 projects in the world; including Tether (USDT), Blockchain Capital (Web3 Venture Fund), Hedera Hashgraph (HBAR) among many others. Mr. Miglino, Chief Executive Officer and sole director of the Company, serves as the Chief Executive Officer of DNA.

The Merger Agreement contains customary representations, warranties and covenants made by SRAX and DNA, including covenants relating to obtaining the requisite approvals of the shareholders of DNA, and the Company’s and DNA’s conduct of their respective businesses between the date of signing of the Merger Agreement and the closing of the transaction.

The closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the DNA’s shareholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) no law or order preventing the merger and related transactions, (iv) the Company getting current in its reporting obligations with the Securities and Exchange Commission (the “SEC”), (v) the Company obtaining all required third party consents, including the consents of its senior secured creditors and warrantholders, (vi) DNA entering into an exchange agreement agreeing to exchange its existing securities in the Company for the Preferred Stock to be issued upon closing of the Merger and (v) the DNA advancing the Company at least $500,000 on or prior to the closing of the Merger. The Merger Agreement also contains certain termination rights for both the Company and DNA.

Resignations

On March 14, 2023, the board of directors of the Company appointed Alan Urban to replace Michael Malone as the Company’s Chief Financial Officer pursuant to an employment offer letter. On July 5, 2023, Mr. Urban resigned as Chief Financial Officer of the Company. On September 1, 2023, Randy Clark resigned as the Chief Operating Officer of the Company. On July 11 and July 13, 2023, Marc Savas, Robert Jordan, Colleen DiClaudio and Brock Pierce resigned from the board of directors and their respective committee roles of the Company.

Changes to Independent Registered Public Accounting Firm

On June 30, 2022, RBSM LLP, the independent registered public accounting firm to the Company, informed the Company of its decision not to stand for re-appointment as the independent registered public accounting firm of the Company. On October 27, 2022, the Audit Committee of the board of directors of the Company engaged Marcum LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022. On May 2, 2023, the Audit Committee of the board of directors of the Company approved the dismissal of Marcum LLP (“Marcum”) as independent registered public accounting firm of the Company effective immediately. As previously reported, Marcum was engaged as the Company’s independent registered public accounting firm on October 27, 2022. On May 2, 2023, the audit committee approved the engagement of TAAD as its independent registered public accounting firm for the fiscal year ended December 31, 2022.

Annual Meeting

On December 31, 2022, the Company held its 2022 Annual Meeting. The meeting was held virtually. The director candidates and the 2016 Equity Compensation Plan were approved and the auditors were ratified.

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

For the years-ended December 31, 2022 and 2021, we reported income/(loss) from operations of $(31,373,000) and ($34,762,000), respectively, and accumulated deficit of ($61,728,000) and ($30,355,000), respectively. Our future success depends on our ability to continue to assimilate the planned DNA acquisition, grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to assimilate the proposed DNA acquisition, increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we significantly increase our revenues in future periods, the rapid growth may strain our organization and we may encounter difficulties in maintaining the quality of our operations. If we are not able to successfully increase our revenues, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations or report profitable operations in future periods.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2022 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based upon our cash position on December 31, 2022 as well as in August 2024, there is substantial doubt about our ability to continue as a going concern through December 31, 2024. Our ability to continue as a going concern is based on several factors; (i) our ability to sustain our current operating performance, and (ii) our ability to raise additional capital. If we are not successful with either of these, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We may need to raise additional capital to pay our indebtedness as it comes due.

As of December 31, 2022, we presently have the following indebtedness outstanding: $1,216,000 in June 2020 Convertible Debentures and $6,200,000 pursuant to the Senior Secured Revolving Credit Facility, which as of June 30, 2024 remain outstanding. In addition, during year ended December 31, 2023 and during 2024, the Company incurred an additional $1,010,402 in indebtedness. The payment of the debentures and revolving credit facility are secured by substantially all the assets and the intellectual property of the Company. Further, in addition to payments required pursuant the revolving credit facility, the lender is also entitled to ten percent (10%) of the net proceeds of any sales of securities acquired from our customers during the term of the loan. As a result, this will further negatively impact our cash flows from operations and may require us to raise additional capital earlier than previously anticipated. Depending on our level of operations, we may not be able to generate sufficient cash flow to repay the debentures or revolving credit facility as they come due. If we are not able to generate enough cashflow through the operation of our business, we will need to raise additional capital through the sale of debt or equity or the sale of assets, in order to make the required payments. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the debentures and revolving credit facility, we would be in default, which would permit the holders of the debentures and lender in the revolving credit facility to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Our outstanding loan obligations contain substantial covenants that may impact our business, our ability to secure additional debt financing, and our ability to pay our debts as they become due.

As of December 31, 2022, we presently have the following indebtedness outstanding: $1,216,000 in June 2020 Convertible Debentures and $6,200,000 pursuant to the Senior Secured Revolving Credit Facility, which as of June 30, 2024 remain outstanding. In addition, during year ended December 31, 2023 and during 2024, the Company incurred an additional $1,010,402 in indebtedness. Each of the debentures and revolving notes / credit facility contain a number of affirmative and negative covenants, including, but not limited to: reporting requirements, certain financial covenants related to our stock portfolio, collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, etc. Our failure to comply with the covenants in the credit agreement governing the credit facility and the debentures and associated transaction documents could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.

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

We are not current in our SEC reporting obligations, which could have material adverse consequences for our company and shareholders.

We are not current in our filing obligations under the Securities Exchange Act of 1934. Specifically, we have not timely filed our Form 10-K for the year ended December 31, 2023 and our Form 10-Qs for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024. As a result of our failure to remain current in our SEC reporting obligations:

●	We are ineligible to use certain forms of registration statements, limiting our ability to access the capital markets.
●	We will not be able to apply to have our securities traded on a traditional exchange or to trade on a higher tier of the OTC Markets significantly reducing the liquidity of our common stock and likely cause its price to decline.
●	Investors lack current information about our financial condition and results of operations, impairing their ability to make informed investment decisions.
●	We may face enforcement action by the SEC, including potential monetary penalties and injunctions.
●	We are at heightened risk of securities litigation from shareholders.

Until we regain compliance with our SEC reporting obligations, we will continue to face these and other risks related to our filing delinquency. Even after becoming current, we may continue to experience negative impacts on investor confidence and our stock price. There can be no assurance as to when we will regain compliance or that we will be able to maintain compliance with SEC reporting requirements in the future.

Our proposed merger with DNA Holdings Venture, Inc. may not be completed, which could negatively impact our business, financial condition, results of operations, and stock price.

On May 7, 2024, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with DNA Holdings Venture, Inc., a Puerto Rico corporation (“DNA”), and DNA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into DNA (the “Merger”), with DNA surviving the Merger as a wholly-owned subsidiary of the Company. As consideration for the Merger, SRAX shall issue to the shareholders of DNA 1,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”), which shall be convertible into approximately 75.5% of the outstanding shares of Common Stock of the Company upon closing of the Merger, which includes the approximately 35% of the Company which DNA owned prior to the merger. Upon completion of the Merger, the Company will change its name to DNA Holdings Venture, Inc. Mr. Miglino, Chief Executive Officer and sole director of the Company, serves as the Chief Executive Officer of DNA. The closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the DNA’s shareholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) no law or order preventing the merger and related transactions, (iv) the Company getting current in its reporting obligations with the Securities and Exchange Commission (the “SEC”), (v) the Company obtaining all required third party consents, including the consents of its senior secured creditors and warrantholders, (vi) DNA entering into an exchange agreement agreeing to exchange its existing securities in the Company for the Preferred Stock to be issued upon closing of the Merger and (v) the DNA advancing the Company at least $500,000 on or prior to the closing of the Merger. The Merger Agreement also contains certain termination rights for both the Company and DNA. There is no assurance that these conditions will be met or that the proposed merger will be completed. If the merger is not consummated, we may be subject to several risks, including:

●	Negative perception by the market, customers, suppliers, and employees
●	Distraction of our management and employees from ongoing business operations
●	Difficulty in developing and executing alternative business strategies
●	Potential loss of key personnel
●	Significant costs incurred in connection with the proposed merger without realizing the anticipated benefits

Additionally, the current uncertainty surrounding the completion of the merger may cause or contribute to volatility in our stock price. The failure to complete the merger could materially and adversely affect our business, financial condition, results of operations, and stock price.Even if the merger is completed, we may not realize the anticipated benefits, and the integration process could result in significant costs and difficulties that may disrupt our business operations.

Having only one director, who is also the sole executive officer, limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only one director, who is also our sole executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation, governance or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our CEO’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our failure to maintain an effective system of internal control over financial reporting, has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2022, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our success largely depends on the efforts and abilities of our sole executive officer, Christopher Miglino. We are a party to an employment agreement with Mr. Miglino. Although we do not expect to lose his services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

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

The majority of securities comprising our stock portfolio are, and are expected to continue to be, in securities that have a limited market, limited liquidity, high volatility, and accordingly, their market price may not accurately reflect the true value in the event that they were traded on an active market. As of December 31, 2022, we had unrealized losses from our stock portfolio of approximately $3.8 million. The fair value of assets whose true values are not readily ascertainable are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms in determining the fair value of a portion of the securities we hold. Investment professionals from our investment adviser also prepare valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. Accordingly, the actual value of the securities we received could be substantially less than we previously estimated.

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

Payment related to our Sequire platform and services is often made through the equity securities of our customers instead of cash. Since larger companies typically pay in cash, the securities issued are often those of smaller public companies that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. As of December 31, 2022 approximately $11.4 million of our holdings are issued by companies whose securities trade on the OTC Markets Inc. with a significant portion of these securities trading on the OTC Pink. While our agreements for OTC issuers may contain certain provisions providing for the issuance of additional securities upon certain events, the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly, and the stock price of such issuers is often volatile, unpredictable, and with limited liquidity. Additionally, the OTC Pink has less stringent requirements for listing than even other OTC Markets, such as the OTCQB or OTCQX. Often, the OTC Pink lists companies that (i) may not be providing current information, (ii) may not have independent directors, (iii) may have little to no trading, and (iv) may be very volatile. As a result, the value of the equity received on the date of payment may be significantly greater than the actual revenue derived by us upon a sale of the securities. Furthermore, there is no guarantee that the companies that we receive securities from will remain solvent or maintain “current information”, or other required criteria during the legally required holding period under Rule 144, which would result in the loss of some or all of our anticipated revenue. These risks are significantly increased for OTC Pink issuers. As we are not experienced traders, there can be no assurances that our personnel responsible for selling the securities will do so at opportune times or be able to maximize profitability.

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

Risks Related to Ownership of our Securities.

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

The revolving note issued in our August 2022 secured revolving credit facility, of which $6,2000,000 in principal is currently outstanding, is convertible into our common stock at a conversion price that is subject to adjustment upon certain enumerated events which includes the sale of our common stock or equivalents at a deemed price equal to or less than $5.00 per share. On August 15, 2024, the closing price of our common stock was $0.25 per share. In the event that we are required to raise additional capital through the sale of our equity or debt securities, given our current market price, it is likely that the Conversion Price would be adjusted, and we may be required to issue a significantly greater number of shares upon conversion, than currently anticipated, resulting in greater dilution to our existing shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 1C.	CYBERSECURITY.

The Securities and Exchange Commission’s new cybersecurity disclosure requirements under Regulation S-K Item 106 are not applicable to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These new disclosure requirements become effective for annual reports filed for fiscal years ending on or after December 15, 2023. As such, we are not required to provide the cybersecurity risk management, strategy, and governance disclosures mandated by Item 106 in this report. We will include the required cybersecurity disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023, which we intend to file in 2024. At that time, we will provide information on our processes for assessing, identifying, and managing material risks from cybersecurity threats, as well as details on our board’s oversight and management’s role in cybersecurity risk management.

ITEM 2.	DESCRIPTION OF PROPERTY.

We our currently operating as a virtually distributed operation. We lease our principal executive offices, located in Westlake Village, California and consisting of approximately 500 square feet on a month-to-month basis at a rate of $1,000 per month. We believe our current locations is suitable and adequate for our current levels of operations and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

Michael Malone, a former executive officer of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles Northwest District (Case No. 23VECVO3433) against the Company on August 7, 2023 claiming Breach of Contract, Violations of the Labor Code and Violation of the California Business and Professions Code. Mr. Malone, among other items, is seeking amounts due under an Employment Agreement entered between the parties as well as unpaid wages, and general and special damages. The Company filed an Answer on October 9, 2023 denying all claims. In addition, on October 9, 2023, the Company filed a Cross Complaint against Mr. Malone for Breach of Contract, Breach of Fiduciary Duty and Misappropriation of Trade Secrets seeking, among other items, general, special, statutory and punitive damages. The Company intends to vigorously pursue its rights in this matter.

Stock Market Manger, Inc., a company believed to be owned by Carl Dilley, filed a complaint against the Company in the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida (Case No. 24-002894) claiming Breach of Contract and Breach of Covenant of Good Fauth and Fair Dealing seeking damages in the minimum amount of $1,246,235. The Company had the matter removed to the U.S. District Court for the Middle District of Florida. The Company intends to vigorously pursue its rights in this matter.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Equity

On March 7, 2023, the Company received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”), the staff of Nasdaq had determined that the Company’s Class A common stock (the “Securities”) will be delisted from Nasdaq. Trading of the Securities was suspended at the opening of business on May 9, 2023 and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Securities from listing and registration on Nasdaq. Our common stock is currently traded on OTC Markets Expert Market under the symbol “SRAX”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

On August 29, 2024, there were 59 holders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares of common stock through brokers, banks or other nominees.

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

As of December 31, 2022, after taking into account the sale of the Designated Assets, the remaining Designated Assets have an aggregate value of approximately $170,000 (pursuant to the same valuation methods that our other securities are valued in this Annual Report, with such quoted market price potentially being greater or lesser than such value).

Securities Authorized for Issuance under Equity Compensation Plans

See information contained in Part III Item 12 of Annual Report entitled “Equity Compensation Plan Information.”

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2022. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof, relating to offers of securities by an issuer not involving any public offering:

●	On January 2, 2022, Michael Malone, our former Chief Financial Officer exercised an option to purchase 100,000 shares of our common stock that were issued on December 15, 2018. The option was exercised on a cashless basis and included 57,016 shares withheld pursuant to the cashless exercise and an additional 16,732 shares withheld for tax withholding. Accordingly, we issued Mr. Malone 26,252 shares of common stock.

●	On January 6, 2022, we issued Michael Malone, our former Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option is a conditional grant, subject to shareholder approval. Assuming approval by the shareholders, the option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $331,000.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of common stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,468.55. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $397,000.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 380,000 shares of common stock. Each of the options has an exercise price of $4.25 per share, a term of five (5) years, and vests in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 380,000 options had a Black-Scholes value on the grant date $1,126,000.

●	On January 6, 2022, we issued our employees, options to purchase an aggregate of 120,000 shares of common stock. Each of the options is a conditional grant, subject to shareholder approval. Each of the options has an exercise price of $4.25 per share, and 100,000 have a term of seven (7) years and 20,000 have a term of five (5) years, and each vest in equal quarterly installments over a three (3) year period from the grant date. The aggregate of the 120,000 options had a Black-Scholes value on the grant date of $390,000.

●	During the second quarter of 2022, warrant holders exercised 689,173 warrants on a cashless basis for an aggregate of 195,525 shares of common stock.

●	On June 13, 2022, we entered into an agreement with an institutional investor whereby in exchange for the payment of $404,513.40 (the “Purchase Price”), the investor received (i) the right to receive the net proceeds upon the sale of certain securities of the Company (“CVR Payments”) with a quoted price equal to $674,190 (with a guaranteed minimum return of 120% of such Purchase Price and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the CVR Payments.

●	On July 1, 2022, we issued an original issue discount bridge note in principal amount of $650,000 to an institutional investor in exchange for $500,000 in cash. The Bridge Note was non-interest bearing and a maturity date of August 15, 2022. Effective August 8, 2022, the bridge note was exchanged for revolving notes in the senior secured revolving credit facility.

●	On August 8, 2022, we entered into a senior secured revolving credit facility agreement with an institutional investor to initially borrow up to $9,450,000 in the aggregate from time to time, subject to certain conditions. The loans are secured by all of our assets. There is currently $6,200,000 in principal outstanding on the revolving loans, which are convertible into our common stock, subject to adjustment for stock splits, dividends, fundamental transactions, and upon sales of our equity securities at $5.00 per share or less. In addition, as part of the transaction we extended the maturity dates of 2,590,358 outstanding common stock purchase warrants held by the lender until September 30, 2023.

●	On November 2, 2023, the Company entered into definitive securities purchase agreements with the November 2023 Purchasers for the purchase and sale of the November 2023 Debentures and the November 2023 Warrants in a private placement. The November 2023 Debentures, which mature on November 3, 2024, pay 0%, no interest per annum commencing on November 3, 2023. The November 2023 Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales. The November 2023 Warrants are initially exercisable at $0.25 per share and, are subject to cashless exercise after six months if the shares underlying the November 2023 Warrants are not subject to an effective resale registration statement. The November 2023 Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. (v) subsequent equity sales.

●	On March 5, 2024, the Company entered into definitive securities purchase agreements with the March 2024 Purchasers for the purchase and sale of an aggregate of the March 2024 Debentures. The March 2024 Debentures, which mature on February 28, 2026, pay 0%, no interest per annum commencing on February 29, 2024. The March 2024 Debentures are convertible at the option of the holder into shares of our Class A common stock at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales. The March 2024 Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal, changes in control of the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the March 2024 Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the March 2024 Purchaser’s election, immediately due and payable in cash.

●	On March 29, 2024, the Company entered into definitive securities purchase agreements with a certain accredited and institutional investor April 2024 Purchasers for the purchase and sale of the April 2024 Debentures. The April 2024 Debentures, which mature on March 29, 2026, pay 0%, no interest per annum commencing on March 29, 2024. The April 2024 Debentures are convertible at the option of the holder into shares of our Class A common stock (“Common Stock”) at an initial conversion price of $0.25 per share, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) subsequent equity sales. The April 2024 Debentures also contain certain customary events of default provisions, including, but not limited to, default in payment of principal, changes in control of the Company. Upon the occurrence of any such event of default, the outstanding principal amount of the April 2024 Debenture plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the Purchaser’s election, immediately due and payable in cash.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

For the years ended December 31, 2022 and 2021, total revenue was $27,859,000 and $26,707,000, respectively. Revenues increased from the prior year by $1,152,000 or 4.31%.

Cash, cash equivalents, and marketable securities at December 31, 2022 and 2021, were $9,193,000 and $16,965,000, respectively. Cash, cash equivalents and marketable securities decreased from the prior year by $7,772,000 or 45.81%. The Company continues to sell its marketable securities to meet working capital requirements.

Reportable Segments

We have a single operating and business segment, Sequire, which is comprised of two reporting units; Sequire and LD Micro.

Our Sequire segment includes the licensing of our SaaS based Sequire platform and related services, and our LD Micro, Inc. event and conference operations. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Our management, along with our Chief Executive Officer, who acts as our Chief Operating Decision Maker (as such term is defined accounting segment reporting guidance), review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information.

Deconsolidation of BIGToken, Inc.

On December 29, 2021, we deconsolidated our majority owned subsidiary BIG Token, Inc. (“BIGToken”) (formerly known as Force Protection Video Equipment Corporation). After the deconsolidation, we did not beneficially own a controlling interest in BIGToken, and no longer consolidated BIGToken into our financial results for periods ending after December 31, 2021.

The financial results of BIGToken for the year ended December 31, 2021 are presented as income (loss) from discontinued operations, net of taxes on the consolidated statements of operations and its assets and liabilities as of December 31, 2021 are presented as assets and liabilities of discontinued operations on the consolidated balance sheets. The historical consolidated statement of cash flows reflects the effect of the deconsolidation.

Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

See Note 4 – Discontinued Operations.

Business Focus

During 2022, we have focused on: (i) the continued growth of our Sequire platform’s functionality and user base and (ii) the expansion of LD Micro events and offerings. Subsequent to year end, we disposed of LD Micro.

Business

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. We currently have two distinct business units; however we operate in one business segment:

●	Our unique SaaS platform, Sequire, which allows issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels. Through Sequire, we offer tools and related data and insight services to allow issuers of publicly traded securities to better understand their position in the market.

●	LD Micro, Inc. organizes and hosts investor conference for micro and small-cap companies. LD Micro, Inc. was disposed of on March 3, 2023. See the accompanying financial consolidated financial statements for additional information.

We derive our revenues from the following sources:

●	Licensing of our proprietary SaaS platform;

●	Sales of proprietary data;

●	Attendance and sponsorship fees from investor conferences and events; and

●	Sales of insight and consulting services.

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

Among other features, the Sequire platform provides its users tools to monitor investor sentiment and activities and simplify back office administration such as:

●	real-time level-two trading data,

●	the ability to monitor the activities of competitive public companies of the user,

●	news alerts,

●	custom survey feature to enhance shareholder communications,

●	real-time and searchable warrant and option ledgers; and

●	integrated communication between investor relations programs and corporate communication firms.

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

Virtual Events and LD Micro

LD Micro is the premier event platform for micro-cap and small cap companies. We are currently planning to expand the number and subject matter of our conferences and events. Through the events platform, we have the ability to host a variety of virtual events and conferences including investor conferences, earnings calls, shareholder meetings, annual, investor/analyst days, corporate town halls, roadshows, and more. We believe that our ability to offer users a seamless, centrally managed virtual events solution that can be customized to any industry will help transform our platform into the premier investor event tool. LD Micro, Inc. was disposed of on March 3, 2023. See the accompanying financial consolidated financial statements for additional information.

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

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	Net loss of $31,638,000; and

●	Net cash used in operations was $12,327,000

Additionally, at December 31, 2022, the Company had:

●	Accumulated deficit of $61,993,000

●	Stockholders’ deficit of $9,294,000; and

●	Working capital deficit of $12,866,000

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on third parties for debt based funding of its operations. There is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The Company is heavily reliant on its ability to convert its marketable securities into cash. The ability to sell these investments have inherent limitations such as legal restrictions/holding periods and illiquid markets.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these consolidated financial statements.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $7,000 at December 31, 2022.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash, cash equivalents and marketable securities

Cash consist primarily of highly liquid investments such as money market funds and deposits held at major banks. Certain of such unused amounts are subject to satisfying specified conditions prior to draw-down (such as pledging to our lenders sufficient subscriptions and customer contracts).

Our cash, cash equivalents and marketable securities were as follows for the years ended December 31, 2022 and 2021 as follows:

	For the Year Ended December 31,
	2022	2021	Year over Year Changes
Cash, cash equivalents and marketable securities	$9,193,000	$16,965,000	$(7,772,000)	-45.81%

Results of Operations

Revenues

Sequire Platform: We recognize revenue from the licensing of our Sequire platform, data, marketing and insight services performed in conjunction with the Sequire platform. We recognize revenue using the percentage of completion method based primarily on time.

Conference Revenue: We recognize revenue from hosting conferences and associated sponsorships. We receive payment from presenting companies and sponsors of the conferences.

The following table presents revenues by type for the years ended December 31, 2022 and 2021 as follows:

	For the Year Ended December 31,
	2022		2021		Year over Year Changes
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	$ Amount	% Change

Sequire SaaS platform revenue	$25,110,000	90.13%	$25,478,000	95.40%	$(368,000)	-1.44%
LD Micro - conference revenue	2,749,000	9.87%	1,229,000	4.60%	1,520,000	123.68%
Total Revenues	$27,859,000	100%	$26,707,000	100%	$1,152,000	4.31%

Sequire SaaS platform revenues remained consistent year over year as operations for this portion of the business were relatively unchanged. Sequire’s customer base did not grow further in 2022, this primarily has to do with the Company switching to cash as compensation for services rendered as compared to accepting marketable securities, which was the more common form of payment earlier in 2022 and 2021.

LD Micro conference revenues increased primarily due to additional events in 2022.

Operating Costs and Expenses

Cost of revenue. Our cost of revenue consists primarily of expenses associated with the cost of media from third parties, such as costs we incur to market our products, data service fees and third-party selling costs as well as certain employee related and platform costs (salaries, technology and content hosting for Sequire). If the estimated consideration expected to be received under a revenue contract less than the estimated cost to fulfill our obligations under the contract, the Company will record a liability for the estimated cost in excess of estimated consideration in the period this is known.

Depreciation and Amortization. Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets consist of computers, office equipment, and furniture.

General and administrative. General and administrative expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expenses. We expect our general and administrative expense to increase primarily as a result of the increased costs associated with being a stand-alone public company, specifically, our professional fees. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of related expenses.

The following table represents our operating expenses for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022		2021		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Cost of revenues	$9,413,000	39.46%	$6,521,000	24.42%	$2,892,000	44.35%
Depreciation and amortization	417,000	1.75%	842,000	3.15%	(425,000)	-50.48%
General and administrative expenses	14,026,000	58.79%	19,429,000	72.75%	(5,403,000)	-27.81%
Total Operating Expenses	$23,856,000	85.63%	$26,792,000	100.32%	$(2,936,000)	-10.96%

Cost of revenues increased in 2022 from 2021 primarily due to an increase in data and media costs required to support the Company’s growth and expected expansion.

Depreciation and amortization decreased in 2022 from 2021 primarily due to property and equipment having a lower net book value as well as an impairment loss of $41,000 sustained in 2022.

General and administrative expenses decreased due to employee benefits, officer compensation, professional fees and advertising as well as other general corporate overhead expenses.

Other Income (Expense)

During the years ended December 31, 2022 and 2021, the Company incurred various one-time charges related to impairments, as well as changes to the Company’s marketable securities related to realized losses and changes in fair value (unrealized gains/losses).

The following table represents our operating expenses for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022		2021		Year over Year Changes
Other income (expense)	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Interest expense	$(4,391,000)	12.32%	$(10,295,000)	63.51%	$5,904,000	-57.35%
Impairment - goodwill	(10,200,000)	28.62%	-	0.00%	(10,200,000)	0.00%
Impairment - intangibles	(1,481,000)	4.16%	-	0.00%	(1,481,000)	0.00%
Impairment - property and equipment	(41,000)	0.12%	-	0.00%	(41,000)	0.00%
Impairment - marketable securities	(3,664,000)	10.28%	-	0.00%	(3,664,000)	0.00%
Loss on sale of note receivable	(47,000)	0.13%	-	0.00%	(47,000)	0.00%
Realized gain (loss) - marketable securities	(8,799,000)	24.69%	804,000	-4.96%	(9,603,000)	-1194.40%
Unrealized gain (loss) - marketable securities	(3,792,000)	10.64%	(7,904,000)	48.76%	4,112,000	-52.02%
Change in fair value - contract assets	(1,504,000)	4.22%	-	0.00%	(1,504,000)	0.00%
Realized gain (loss) - designated assets	(1,803,000)	5.06%	(84,000)	0.52%	(1,719,000)	2046.43%
Unrealized loss - designated assets	(762,000)	2.14%	(2,378,000)	14.67%	1,616,000	-67.96%
Change in fair value - preferred stock	2,566,000	-7.20%	2,462,000	-15.19%	104,000	4.22%
Make-whole provision	(240,000)	0.67%	-	0.00%	(240,000)	0.00%
Interest income	12,000	-0.03%	42,000	-0.26%	(30,000)	-71.43%
Other income (expense)	(1,495,000)	4.19%	1,144,000	-7.06%	(2,639,000)	-230.68%
Total Operating Expenses	$(35,641,000)	100%	$(16,209,000)	100%	$(19,432,000)	119.88%

Interest expense decreased to ($4,391,000) in 2022 from ($10,295,000) in 2021 with less debt outstanding. Additionally, the majority of the change in interest costs related to a warrant inducement expense totalling $7,737,000.

Impairment of goodwill ($10,200,000) and intangible assets ($1,481,000) in 2022 related to the disposal and related discontinued operations of the Company’s legacy businesses Steel Media and Five Delta.

Impairment of property and equipment ($41,000) in 2022 related to certain items of equipment identified as no longer having any future economic benefit.

Impairment of marketable securities of $3,664,000 in 2022 relate to those securities whose fair value has declined on an other than temporary basis and deemed permanent. The Company analyzes all of its holdings at least annually, or sooner if circumstances require an assessment to ascertain fair value, and with the assistance of a third party independent valuation specialist concluded that there was sufficient evidence to support the impairment loss.

Loss on note receivable of $47,000 in 2022 related to an investment that the Company elected to receive cash proceeds for, which were less than the carrying amount of the note receivable, in order to settle the outstanding amount due.

Realized gains and losses on marketable securities are determined by comparing the basis of these financial instruments to their exit price. The sale of these securities may be influenced by market timing as well as the Company’s need for additional capital.

Unrealized gains and losses on marketable securities is a measure of the change in fair value at each reporting period.

Contract assets represent securities that are due to the Company as payment for services to be rendered, but have not yet been sent to the Company for deposit. The value of these securities is known on the commitment date, and are subject to mark to market adjustments while held.

Realized gains and losses on designated assets for return of capital are determined by comparing the basis of these financial instruments to their exit price. The sale of these securities may be influenced by market timing as well as the Company’s need for additional capital. Additionally,

Unrealized gains and losses on designated assets for return of capital is a measure of the change in fair value at each reporting period.

Change in fair value of preferred stock is a measure of the change in fair value at each reporting period.

Make-whole provision of $240,000 in 2022 related to an additional amount due to a vendor in connection with an agreement requiring payment in the event certain conditions of that agreement were not satisfied timely.

Interest income for both 2022 and 2021 are insignificant.

Other income (expense) relates to items not otherwise classified above.

Net Loss

The following table represents our net loss (including non-controlling interest) for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022	2021	Year over Year Changes
	Amount	Amount	$ Amount	% Change
Net Loss	$(31,638,000)	$(41,227,000)	$9,589,000	-23.26%

As further discussed above, the net loss decreased by $9,589,000 or 23.26% from 2021 to 2022. The decrease primarily included significant amounts for impairment of goodwill, intangibles, property and equipment, and marketable securities aggregating $15,386,000, offset largely by a reduction of interest expense of $5,904,000. However, in 2022, the Company had income from operations of $4,003,000 compared to a loss from operations of ($85,000) in 2021.

Finally, in 2022, the Company had a net loss of $31,638,000. In 2021, and the largest component of the change from 2021 to 2022 was the Company reflected a net loss of $41,227,000, which included a loss from discontinued operations of $25,060,000 (See Note 2 to the consolidated financial statements). This loss was comprised of a loss on discontinued operations of $14,376,000 combined with a loss on disposal of subsidiary of $10,684,000.

Discontinued Operations represent the results from operations of BIGToken. Upon the deconsolidation of BIGToken, its operating results, assets, liabilities and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements.

Cash Flows

Our cash, cash equivalents and marketable securities on hand at December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2022	2021	Year over Year Changes
Cash, cash equivalents and marketable securities	$9,193,000	$16,965,000	$(7,772,000)	-45.81%

The Company actively liquidates its marketable securities to meet its current obligations.

The following table represents our net cash flows for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022	2021	Year over Year Changes
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(12,327,000)	$(23,435,000)	$11,108,000	-47.40%
Investing activities	6,186,000	4,839,000	1,347,000	27.84%
Financing activities	4,800,000	20,179,000	(15,379,000)	-76.21%
Net change in cash and cash equivalents	$(1,341,000)	$1,583,000	$(2,924,000)	-184.71%

Cash Flows from Operating Activities

The primary use of cash used in operations is to pay our media, data and platform vendors, employees, and others for a wide range of services. Cash flows used in continuing operating activities decreased by 11,108,000 in 2022 to $12,327,000 from 2021 net cash used in operations of $23,435,000.

Net cash used in operations decreased for one time charges related to impairments of goodwill, intangibles, property and equipment, and marketable securities aggregating $15,386,000.

Other significant changes include:

●	net increases in 2022 of realized and unrealized losses of marketable securities totaling $7,719,000,

●	net decrease in forgiveness of payroll protection loan of $1,106,000,

●	net decrease in stock based compensation of $1,162,000,

●	net decrease in depreciation and amortization of intangible assets of $502,000,

●	the net change in cash used in operations in 2022 was $12,327,000, a decrease of $2,990,000 from 2021 and consisted of changes affecting items previously mentioned as well as operating assets and liabilities as follows:

●	accounts receivable ($1,135,000),

●	contracts receivable (988,000),

●	due from related party ($263,000),

●	prepaid and other current assets of $1,219,000,

●	designated assets for return of capital of $684,000,

●	note receivable (accrued interest receivable) of $30,000,

●	accounts payable and accrued expenses of $2,815,000,

●	accounts payable and accrued expenses – related party of $159,000,

●	deferred revenue ($2,096,000),

●	deferred income tax liability of $131,000,

●	other current liabilities of $468,000; and

●	operating lease liability of $53,000.

In 2021, the Company had net cash used in discontinued operations of $8,118,000 as compared to $0 in 2022.

Total net cash used in operating activities for 2022 was $12,327,000 as compared to $23,435,000 in 2021.

The Company expects to continue to use cash in excess of receipts generated from operations for the foreseeable future as accepting cash in lieu of marketable securities for services rendered is lower, with no potential for capital appreciation.

Cash Flows from Investing Activities

For the year ended December 31, 2022, we generated $6,186,000 of net cash provided by investing activities as compared to $4,839,000 in 2021.

The primary driver of our investing activities relates to our proceeds from the sale of marketable securities of $5,221,000 in 2022 as compared to $8,666,000 in 2021. Additionally, in 2021 we purchased marketable securities of $1,450,000 as well as made our deferred payments in connection with the acquisition of LD Micro totaling $3,004,000. There were no such comparative amounts in 2022. In 2022, we received proceeds from the sale of a note receivable for $900,000 as compared to $0 in 2021.

Cash Flows from Financing Activities

For the year ended December 31, 2022 we generated net cash from financing activities of $4,800,000 as compared to $15,443,000 in 2021.

The primary reasons for the change were as follows:

In 2022, we received net proceeds of $5,450,000 from a senior secured revolving credit facility as compared to $0 in 2021.

In 2021, we received net proceeds of $15,952,000 from the exercise of commons stock warrants, as compared to $0 in 2022.

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

Liquidity and Capital Resource Requirements

We believe that our current sources of funds will not provide us with adequate liquidity including the ability to repay our remaining debt obligations within one year from the issuance date of these consolidated financial statements.

Our future capital requirements will depend on many factors; however, the Company’s current primary source of capital is the sale of marketable securities it has received as consideration for the licensing of our Sequire platform and the associated services.

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

Financing Arrangements

See Notes 6, 12 and 20 in the accompanying consolidated financial statements for a discussion of relevant financing arrangements.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the year ended December 31, 2022. Critical accounting policies and the significant estimates in accordance with such policies are regularly discussed with our Audit Committee.

Those policies are discussed under Note 3—Summary of Significant Accounting Policies, in the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on September 20, 2024 for the fiscal year ended December 31, 2022.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 3—Summary of Significant Accounting Policies in the accompanying notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC.

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

During the Company’s most recent two fiscal years prior to RBSM’s decision to not stand for reelection and any subsequent interim period prior to RBSM’s notice to not stand for re-appointment, there were not any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure except for an explanatory paragraph in the report regarding substantial doubt about the Company’s ability to continue as a going concern as described below.

Marcum LLP

On October 27, 2022, the Audit Committee of the board of directors of the Company engaged Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the year ending December 31, 2022. On May 2, 2023 (the “Marcum Dismissal”), the Audit Committee approved the dismissal of Marcum as independent registered public accounting firm of the Company effective immediately. Marcum did not issue an audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 or any interim period.

For the year ended December 31, 2022 and through the Marcum Dismissal, the Company had (i) no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of such disagreements in any of its future audit reports; and (ii) no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K), except that Marcum concurred with the Company’s assessment of material weaknesses related to the Company’s internal control over financial reporting.

Prior to the Marcum Dismissal, Marcum advised the Audit Committee and the Company’s management of certain material weaknesses related to the Company’s internal control over financial reporting, which constitute a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K). Accordingly, the Company reported such material weaknesses in its internal control over financial reporting in Management’s Report on Internal Control Over Financial Reporting, as set forth in Part I, Item 4 “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

TAAD

On May 2, 2023, the Audit Committee approved the engagement of TAAD as its independent registered public accounting firm for the fiscal year ended December 31, 2022.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Principal Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified material weaknesses in the Company’s internal control over financial reporting. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2022 were ineffective.

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

Based on the Company’s assessment, management has concluded that, our internal control over financial reporting was ineffective as of December 31, 2022 because of the following material weaknesses in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, positions, and biographies as of August 15, 2024 (except as expressly stated) are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Named Executive Officers and Directors

Name	Age	Positions	Position Since
Christopher Miglino	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President	2010

The following is biographical information on the current members of our executive officers and board of directors:

Christopher Miglino. Since co-founding our company in April 2010, Mr. Miglino has served as our Chief Executive Officer and a member of our board of directors. He was appointed President of our company in January 2017. He also served as our Chief Financial Officer from April 2010 until November 2014 and again was appointed as Chief Financial Officer on July 5, 2023. Mr. Miglino has spent the past 20 years working in the digital advertising space and has successfully launched and sold two internet companies. Both of these companies were sold to publicly-traded companies on the NASDAQ. He has a detailed understanding of the relationship between technology and brands. Mr. Miglino previously served as a Board member for EVmo, Inc. (fka YaYYo, Inc) [OTC: YAYO] and served on their compensation committee until January 2020. Mr. Miglino also served as chairman of the Board and as interim chief executive officer of BIGtoken, Inc., a former majority owned subsidiary of SARX [OTC: BGTK]. In evaluating Mr. Miglino’s specific experience, attributes and skills in connection with his appointment to our board, we took into account his role as a co-founder of our company, his operational experience in our company as well as his professional experience in our business sector.

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

Bylaws

Our bylaws, the charters of each Board committee, the independent status of a majority of our board of directors, our Code of Conduct and Business Code of Ethics provide the framework for our corporate governance. Copies of our Bylaws, Committee Charters, Code of Conduct and Business Code of Ethics may be found on our website at www.SRAX.com under the tab Investors – Governance. Copies of these materials also are available without charge upon written request to our Corporate Secretary at 1014 S. Westlake Blvd., Suite 14-299, Westlake Village, CA 91361.

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

Board leadership structure and Board’s role in risk oversight

Mr. Miglino serves as both the Chairman of our Board of Directors, sole director and our Chief Executive Officer. We do not have a lead independent director. Due to the fact that Mr. Miglino is the sole director, the Board has determined that a lead independent director is currently not necessary.

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

Board committees

The Board of Directors has standing Audit, Compensation, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.SRAX.com. Due to the fact that Mr. Miglino is the sole director, we presently do not have board members appointed to committees.

Independence

Our Class A common stock trades on the OTC Markets – Expert Market. Although we are not listed on Nasdaq, we apply the Nasdaq director independence standards in determining independence. In accordance with these standards, in determining independence the Board affirmatively determines whether a director has a “material relationship” with SRAX that would compromise his or her independence from management or would cause him or her to fail to meet the Nasdaq’s specific independence criteria. When assessing the “materiality” of a director’s relationship with SRAX, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm’s length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board’s judgment, it is not inconsistent with the Nasdaq’s director independence standards and it does not compromise a director’s independence from management.

Applying the Nasdaq’s standards, the Board has determined that Mr. Miglino, our sole director, is not “independent” as that term is defined by the Nasdaq’s independence standards.

Committees of the Board of Directors

Our Board of Directors is comprised of one individual. who is also integral to the operations of our company. As a result, we do not have a majority of independent directors as that term is defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Although our Board of Directors has established committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, the committees are not currently staffed as there is only one director, who is not independent. The functions of those committees are being undertaken by the sole director.

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

a)	understands generally accepted accounting principles and financial statements,

b)	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

c)	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

d)	understands internal controls over financial reporting, and

e)	understands audit committee functions.

We believe that the members of our sole director is collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. However, due to the fact that we presently only have one director who is an affiliate, the audit committee presently does not have members. We intend to appoint additional directors and, at which time, we will appoint directors to the Audit Committee. The main function of our Audit Committee is to oversee our accounting and financial reporting processes. The Audit Committee assists the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information provided to shareholders and others, appoints SRAX’s independent registered public accounting firm, reviews the services performed by the independent registered public accounting firm and SRAX’s finance department, evaluates SRAX’s accounting policies and the system of internal controls established by management and the Board, reviews significant financial transactions, and oversees enterprise risk management.

Compensation Committee

We have formed a Compensation Committee but due to the fact that we presently only have one director who is an affiliate, the Compensation Committee presently does not have members. The Compensation Committee, once staffed, will assist the Board in:

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

Corporate Governance and Nominating Committee

We have formed a Corporate Governance and Nominating Committee but due to the fact that we presently only have one director who is an affiliate, the Corporate Governance and Nominating Committee presently does not have members. The Corporate Governance and Nominating Committee:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, there were no reports that were filed late during the fiscal year ended December 31, 2022:

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed years ended December 31, for:

●	all individuals serving as our principal executive officer or acting in a similar capacity;
●	our two most highly compensated named executive officers, whose annual compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company, at December 31, 2022.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2022.

Executive Name	Year	Salary	Bonus	1 Option Awards	2 All Other Compensation	Total

Christopher Miglino	2022	$340,000	$150,000	$396,986	$32,540	$919,526
Chief Executive Officer	2021	$340,000	$225,000	$-	$32,295	$597,295

Michael Malone	2022	$200,000	$75,000	$193,000	$9,795	$477,795
Chief Financial Officer	2021	$200,000	$75,000	$-	$9,795	$284,795

Christopher Lahiji	2022	$335,000	$-	$-	$8,829	$343,829
President, LD Micro, Inc.	2021	$332,423	$-	$-	$10,745	$343,168

Randall Clark	2022	$250,000	$-	$330,821	$8,142	$588,963
Chief Operating Officer	2021	$-	$-	$-	$-	$-

1 - Represents the aggregate grant date fair value of stock options, accounted for in accordance with ASC 718. The assumptions made in the valuations of these option awards are included in the accompanying consolidated financial statements.

2 - Represents healthcare benefits.

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with Mr. Miglino. Prior to our separation with Messrs Malone, and Lahiji following December 31, 2022, each had entered into an employment agreement with the Company. The employment agreements provide the compensation arrangements with these individuals. The Company has not engaged a compensation consultant or other consultant performing similar functions to advise the Company on compensation arrangements for our executive officers. Notwithstanding, as described under the heading “Director Compensation”, the Company engaged a compensation consultant to advise on the Company’s non-employee director compensation policy.

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

In addition to accrued obligations (including but not limited to, reimbursements, unpaid salary, unused vacation days, etc.), the following table sets forth the payments that would be made to Mr. Miglino in accordance with his employment agreement had he been terminated by us without cause or by Mr. Miglino for Good Reason, or termination as a result of disability on December 31, 2022.

Name	Terminated Without Cause / For Good Reason	Termination as a result of Disability

Christopher Miglino
Salary (1)	$680,000	$680,000
Accelerated Vesting of Awards	—	—
Health Care	43,074	—
Total:	$723,074	$680,000

(1)	Amount equal to twenty-four (24) months of Base Salary. Amount is to be paid over a twenty-four (24) month period.

Employment Agreement with Michael Malone

On December 15, 2018 we entered into an Employment Agreement with Mr. Malone pursuant to which he was engaged to serve as Chief Financial Officer to be effective January 2, 2019. Mr. Malone is no longer employed by the Company.

Employment Agreement with Christopher Lahiji

Effective September 16, 2020, we entered into an employment agreement with Christopher Lahiji pursuant to which he was engaged to serve as the president of LD Micro, Inc., our wholly owned subsidiary acquired in September 2020. The Company sold LD Micro, Inc. on March 3, 2023. Mr. Lahiji is no longer employed by the Company.

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

2014 Equity Compensation Plan

Our 2014 Equity Compensation Plan (“2014 Plan”) is administered by our board or any of its committees. The purposes of the 2014 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2014 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2014 Plan authorizes the issuance of up to 1,600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2022, we have outstanding granted awards under the 2014 Plan equal to approximately 819,259 shares of our Class A common stock (with all issuances in excess of 1,600,000 occurring subsequent to cancellations or forfeitures of certain shares under the 2014 Plan). Accordingly, there are 780,741 shares of Class A common stock available for future awards under the 2014 Plan. In the event of a change in control, awards under the 2014 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2016 Equity Compensation Plan

Our 2016 Equity Compensation Plan (“2016 Plan”) is administered by our board or any of its committees. The purposes of the 2016 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2016 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2016 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. Our 2016 Plan authorizes the issuance of up to 600,000 shares of Class A common stock for the foregoing awards. As of December 31, 2022, we have outstanding granted awards under the 2016 Plan equal to approximately 239,160 shares of our Class A common stock (with all issuances in excess of 600,000 occurring subsequent to cancellations or forfeitures of certain shares under the 2016 Plan). Accordingly, there are 2,392,357 shares of common stock available for future awards under the 2016 Plan. In the event of a change in control, awards under the 2016 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation. Under the 2016 Plan, we made a conditional grant to our former CFO that was subject to the approval of our shareholders to increase the number of shares issuable under the 2016 Plan. On November 29, 2022, our Compensation Committee recommended and our Board approved the amended and restated 2016 Plan and as a result, the number of shares of class A common stock eligible for issuance under the Plan was 2,631,517 subject to an automatic increase on the first day of each calendar year by four percent (4%) of the total shares of Common Stock issued and outstanding on such date. On December 31, 2022, the shareholders of the Company approved the restated Plan.

Outstanding Equity Awards Value at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by the Company’s Named Executive Officers at December 31, 2022:

			Option Awards					Stock Awards
Name		Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares that have not vested ($)
Chris Miglino	1	November 13, 2020	300,000	-	-	$2.97	November 13, 2025	-	-	-	-
Chris Miglino	2	January 3, 2022	40,000	80,000	-	$4.25	January 3, 2029	-	-	-	-
Michael Malone	3	December 31, 2018	-	-	-	$2.56	January 3, 2022	-	-	-	-
Christopher Lahiji	4	N/A	-	-	-	$-	N/A	-	-	-	-
Randall Clark	5	March 27, 2019	-	-	-	$3.42	March 27, 2022	-	-	-	-
Randall Clark	6	August 18, 2020	22,500	27,500	-	$2.70	August 18, 2025	-	-	-	-
Randall Clark	7	January 3, 2022	33,333	66,667	-	$4.25	January 3, 2025	-	-	-	-

1	The Company granted 100,000 stock options on November 13, 20202, having a fair value of $648,000. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vested on the grant date. Mr. Miglino is the Company’s Chief Executive Officer.

2	The Company granted 120,000 stock options on January 3, 2022, having a fair value of $396,986. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vest quarterly over a period of three (3) years. Mr. Miglino is the Company’s Chief Executive Officer.

3	The Company granted 100,000 stock options on December 18, 2020, having a fair value of $168,000. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vested quarterly over a period of three (3) years and expired unexercised on January 2, 2022. On March 14, 2023, Mr. Malone resigned as the Company’s Chief Financial Officer.

4	No awards were granted to Mr. Lahiji. Mr. Lahiji resigned on March 3, 2023 as the President of LD Micro, Inc.

5	The Company granted 50,000 stock options on March 27, 2019, having a fair value of $110,500. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vested quarterly over a period of three (3) years and expired unexercised on March 27, 2022. Mr. Clark is the Company’s Chief Operating Officer. On September 1, 2023, Mr. Clark resigned as the Company’s Chief Operating Officer.

6	The Company granted 50,000 stock options on August 18, 2020, having a fair value of $100,000. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vested quarterly over a period of three (3) years and expired unexercised on September 1, 2023. Mr. Clark is the Company’s Chief Operating Officer. On September 1, 2023, Mr. Clark resigned as the Company’s Chief Operating Officer.

7	The Company granted 100,000 stock options on January 3, 2022, having a fair value of $331,000. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. The shares vested quarterly over a period of three (3) years and expired unexercised on September 1, 2023. Mr. Clark is the Company’s Chief Operating Officer. On September 1, 2023, Mr. Clark resigned as the Company’s Chief Operating Officer.

DIRECTOR COMPENSATION

Role of Compensation Consultant

The Compensation Committee is authorized to retain the services of one or more compensation advisors, as it sees fit, in connection with the oversight of our non-employee director and executive compensation program and related policies and practices. During 2022, the Compensation Committee retained Aon PLC (“Aon”), a compensation consulting firm with regard to our non-employee director compensation policy. Aon was engaged to provide the Compensation Committee with information, recommendations, and other advice relating to the non-employee director compensation policy only and not with regard to any executive compensation policies. Aon was directly engaged and served at the discretion of the Compensation Committee and provided no other services to the Company.

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

Director Compensation for 2022

The following table provides information concerning the compensation paid to our non-executive directors for their services as members of our board of directors for the year ended December 31, 2022. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

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

Name	Fees earned or paid in cash (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Colleen DiClaudio	$30,000	$-	$29,533	$-	$-	$-	59,533
Marc Savas	$30,000	$-	$29,533	$-	$-	$-	59,533
Brock Pierce	$30,000	$-	$29,533	$-	$-	$-	59,533
Robert Jordan	$30,000	$-	$29,533	$-	$-	$-	59,533

1	Reflects annual payment related to board services rendered.

2	Each member was granted 100,000 stock options, having a fair value of $29,533. The Company determined the fair value of these options (on the grant date) using a Black-Scholes option pricing model. All options were fully vested in 2022. Each member resigned on July 13, 2023. All related options expired unexercised.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF SHARES OF CLASS A COMMON STOCK

At August 29, 2024, we had 29,150,262 shares of Class A common stock issued and outstanding. The following table sets forth information known to us as of August 15, 2024 relating to the beneficial ownership of shares of our Class A common stock by:

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

		Common Stock
		Common Shares
		Underlying
	Common	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Shares	Securities (2)	Total	Class (2)

Directors and named Executive Officers
Christopher Miglino	967,575	330,000	1,297,575	4.45%

All directors and executive officers as a group (1 person)	967,575	330,000	1,297,575	4.45%

Beneficial Owners of 5% or more
Percy Rockdale LLC (4)	2,274,816	-	2,274,816	7.70%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 1014 S. Westlake Blvd., Suite 14-299, Westlake Village, CA 91361.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(3)	Disclosed pursuant to Schedule 13(g) filed with the SEC on February 14, 2024. Address of beneficial owner is 595 Madison Avenue, 29th Floor, New York, NY 10022. Shares are owned by Continental General Insurance Company (“GCIC”). Continental Insurance Group, Ltd. (“CIG”), as the sole owner of CGIC may be deemed to be the beneficial owner and Continental General Holdings LLC (“CGH”), as the sole owner of CIG may be deemed to be the beneficial owner. Michael Gorzynski, as the sole manager of Percy Rockdale and as a manager and executive chairman of CGH, may be deemed beneficially own the shares.

EQUITY COMPENSATION INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders (1):
2014 Equity Compensation Plan	819,259	$2.39	780,741
2016 Equity Compensation Plan	239,160	$1.99	2,392,357
Plans not approved by stockholders
N/A

(1)	2012 Equity Compensation Plan expired on January 1, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction. As we presently only have one director, all related party transactions are reviewed by such director.

Related Party Transactions

Summarized below are certain transactions and business relationships between SRAX and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2021.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in the Section of this Annual Report entitled “Executive Compensation.”

Information regarding disclosure of compensation to a director for the year ended December 31, 2022 is included in the Section of this Annual Report entitled “Director Compensation.”

●	The Company subleased a suite at the Sofi Stadium in Los Angeles from an entity wholly owned by Christopher Miglino, our CEO. The sublease is for a period of one (1) year, at a rate of $382,500, and commenced on the date that the stadium opened to the general public. We believe that such annual rate is a discount from prevailing market rates and is less than the master lease rate. During May of 2022, the Company renewed the lease for four (4) additional National Football League seasons for average per year of approximately $496,836 over four (4) years. This amount is a pass-through of the actual expenses incurred by our affiliate without markup. The lease terminates in February 2026.

●	On August 4, 2021, the Board declared a one-time bonus payment of $15,000 to all non-employee directors. As a result, the Company paid an aggregate of $60,000 in bonuses.

●	On October 29, 2021, the Compensation Committee amended the Company’s non-employee director compensation policy. The policy became effective January 1, 2022 and is set forth below under the section entitled “Director Compensation”.

●	On January 3, 2022, we issued four (4) common stock purchase options to our non-employee directors, pursuant to our amended non-employee director compensation policy. Each option entitled the holder to purchase 29,533 shares of Class A Common Stock at an exercise price of $4.35 per share, for an aggregate exercise amount of $128,468.55. The options vest in equal quarterly over a one (1) year period from the issuance date. The options expire on the seven (7) year anniversary of the issuance date. Each option has a Black-Scholes value of $100,000.

●	On January 6, 2022, we issued Michael Malone, our former Chief Financial Officer, a conditional option to purchase 100,000 shares of Class A common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $330,821.

●	On January 6, 2022, we issued Christopher Miglino, our Chief Executive Officer, an option to purchase 120,000 shares of Class A common stock. The option has an exercise price of $4.25 per share, a term of seven (7) years and vests in equal quarterly installments over a three (3) year period from the grant date. The option had a Black-Scholes value on the grant date of $396,986.

●	We entered into certain agreements and transactions with BIGtoken, Inc. our former subsidiary since January 1, 2020. We owned more than 50% of the outstanding common stock of BIGtoken until November 1, 2021, upon the completion of a merger by BIGtoken with a third party whereby SRAX ceased to be a majority owner of BIGtoken and Christopher Miglino and Michael Malone, were replaced as CEO and CFO respectively, by management of the target in the merger. Additionally, on December 30, 2021, SRAX converted the common stock of BIGtoken that it owned into a class of preferred stock of BIGtoken with no voting rights and a beneficial ownership limitation of 4.99%. On June 30, 2022, Christopher Miglino resigned as a board member of BIGtoken and we had no further officers or directors of SRAX performing any services for BIGtoken. The following represents transactions entered into between SRAX and BIGtoken since January 1, 2021:

○	Pursuant to the divestiture of BIGtoken on February 4, 2021, we (i) entered into a share exchange agreement whereby we received 149,562,566,584 shares of common stock of BIGtoken (fka Force Protection Video Equipment Corp.) (ii) entered into a transition services agreement with BIGtoken, (iii) entered into a master separation agreement with BIGtoken, and (iv) entered into a registration agreement with BIGtoken with respect to the shares of common stock received pursuant to the exchange agreement.

○	On December 29, 2021 we exchanged our 149,562,566,584 shares of common stock of BIGtoken for 242,079 shares of Series D Preferred Stock of BIGtoken, which (i) converts back into the same number of shares owned prior to the exchange, (ii) has a beneficial ownership limitation of 4.99% (can be increased to 9.99% on 61 days notice), and (iii) is no-voting, except as required by law.

○	On February 11, 2022, we entered into a simple agreement for future equity (“SAFE”) with BIGtoken whereby we funded $300,000 and in March of 2022, we funded an additional $700,000. Upon BIGtoken completing an offering of its securities, amounts due under the SAFE will convert, at our option, into shares of Series D Preferred Stock of BIGtoken. The SAFE additionally provides that we will receive warrants to purchase Series D Preferred Stock of BIGtoken upon the completion of an equity financing.

○	Between December 2021 and March 31, 2022, we factored receivables of approximately $1.2 million for BIGtoken. As of June 30, 2022, $0.4 million is due and payable to us from BIGtoken.

●	On May 7, 2024, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with DNA Holdings Venture, Inc., a Puerto Rico corporation (“DNA”), and DNA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of SRAX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by DNA’s shareholders, Merger Sub will be merged with and into DNA (the “Merger”), with DNA surviving the Merger as a wholly-owned subsidiary of the Company. Subject to the terms and conditions of the Merger Agreement, as consideration for the Merger, SRAX shall issue to the shareholders of DNA 1,000 shares of a newly created Series C Convertible Preferred Stock of the Company (the “Preferred Stock”), which shall be convertible into approximately 75.5% of the outstanding shares of Common Stock of the Company upon closing of the Merger, which includes the approximately 35% of the Company which DNA owned prior to the merger. Upon completion of the Merger, the Company will change its name to DNA Holdings Venture, Inc. Mr. Miglino, Chief Executive Officer and sole director of the Company, serves as the Chief Executive Officer of DNA.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by our independent auditor for 2022 and 2021. All fees were paid to RBSM LLP for the year ended December 31, 2021 and TAAD for the year ended December 31, 2022.

	2021	2022
Audit Fees	$342,500	$206,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	45,000	123,600
Total	$387,500	$329,600

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

Pre-Approval of Independent Auditor Services and Fees

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees, and all other fees paid to the auditors with respect to 2021 and 2022 were pre-approved by the Audit Committee. RBSM LLP and TAAD did not provide any other services during 2021 and 2022, respectively, except those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Exhibits

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date
2.01	Asset Purchase Agreement dated February 3, 2023, by and between SRAX, Inc. and DNA Holdings, LLC		8-K	2.1	001-37916	2/9/2023
2.02 (1)	Agreement and Plan of Merger dated March 3, 2023 by and between SRAX, Inc., LD Micro, Inc., Freedom Holding Corp, Freedom US Markets, LLC and LDM Merger Sub, Inc.		8-K	2.1	001-37916	3/7/2023
2.03	Agreement and Plan of Merger between SRAX, Inc., DNA Holdings Venture, Inc. and DNA Merger Sub, Inc. dated May, 2024		8-K	1.01	001-37916	5/13/2024
3.01	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.05	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.06	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
3.07	Certificate of Validation and Certificate of Increase filed on January 31, 2022		8-K	3.01(i)	001-37916	2/2/2022
3.08	Certificate of Designation of the Series B Non-Voting Convertible Preferred Stock		8-K	3.1	001-37916	2/9/2023
3.09	Amended and Restated Certificate of Designation Series B Preferred Stock		8-K	3.1	001-37916	4/2/2024
3.10	Certificate of Designation of the Series C Preferred Stock		8-K	5.03	001-37916	5/13/2024
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Warrant to Purchase Class A Common Stock issued October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16
4.05	Form of Class A Common Stock Warrant		8-K	4.4	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13		10-Q	4.5	000-54996	11/13/13
4.07	Form of Series B Common Stock Purchase Warrant issued in the January 2014 private placement		8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016		8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering		8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)		8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering		8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering		10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition		10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering		8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering		8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering		8-K	4.3	001-33672	4/21/17

4.17**	2016 Equity Compensation Plan	Def 14A	A	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19**	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Intentionally Left Blank
4.21	Intentionally Left Blank
4.22	Intentionally Left Blank
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
4.32	Form of Original Issue Discount Convertible Debenture dated November 2, 2023	8-K	4.01	001-37916	11/6/2023
4.33	Form of Stock Purchase Warrant dated November 2, 2023	8-K	4.02	001-37916	11/6/2023
4.34	Form of Original Issue Discount Convertible Debenture dated March 5, 2024	8-K	4.01	001-37916	3/6/2024
4.35	Form of Original Issue Discount Convertible Debenture dated dated March 29, 2024	8-K	4.01	001-37916	4/3/2024
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17

10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.24	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.	8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020	8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC	8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC	8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020	8-K	10.01	001-37916	10/4/20
10.36	Exchange Agreement with FPVD dated December 29, 2021	8-K	10.01	001-37916	12/30/21
10.37	Form of Contingent Value Right Agreement dated June 13, 2022	10-K	10.37	001-37916	10/12/2022
10.38	Form of Bridge Note dated July 1, 2022	10-K	10.38	001-37916	10/12/2022
10.39	Form of Safe entered into with BIGtoken on February 11, 2022	10-K	10.39	001-37916	10/12/2022

10.40	Form of Revolving Note from August 2022 Senior Secured Revolving Credit Facility		8-K	4.01	001-37916	8/12/22
10.41	Form of Credit Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.01	001-37916	8/12/22
10.42	Form of Guaranty Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.02	001-37916	8/12/22
10.43	Form of Security Agreement (SRAX) from August 2022 Senior Secured Revolving Credit Facility		8-K	10.03	001-37916	8/12/22
10.44	Form of Security Agreement (LD Micro) from August 2022 Senior Secured Credit Facility		8-K	10.04	001-37916	8/12/22
10.45	Form of Patent Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.05	001-37916	8/12/22
10.46	Form of Trademark Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.06	001-37916	8/12/22
10.47	Form of Pledge and Escrow Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.07	001-37916	8/12/22
10.48	Form of Registration Rights Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.08	001-37916	8/12/22
10.49	Form of Fee Letter from August 2022 Senior Secured Revolving Credit Facility		8-K	10.09	001-37916	8/12/22
10.50	Bill of Sale and Assignment and Assumption Agreement dated February 3, 2023, by and between SRAX, Inc. and DNA Holdings, LLC		8-K	10.1	001-37916	2/9/2023
10.51	Lock Up Agreement dated February 3, 2023 by and between SRAX, Inc. and DNA Holdings, LLC		8-K	10.2	001-37916	2/9/2023
10.52	Amendment and Waiver Agreement dated February 2, 2023 by and between SRAX, Inc. and the Signatories Thereto		8-K	10.3	001-37916	2/9/2023
10.53 (2)	Sponsorship Agreement dated March 3, 2023 by and between SRAX, Inc. and LD Micro, Inc.		8-K	10.1	001-37916	3/7/2023
10.54	Consent, Waiver and Release Agreement dted March 1, 2023 by and between SRAX, Inc., LD Micro, Inc. and ATW Oppurtunities Master Fund II, LP		8-K	10.2	001-37916	3/7/2023
10.55	Offer Letter entered with Alan Urban dated March 14, 2023		8-K	10.1	001-37916	3/21/2023
10.56	Form of Securities Purchase Agreement dated November 6, 2023		8-K	10.01	001-37916	11/6/2023
10.57	Form of Securities Purchase Agreement dated March 5, 2024		8-K	10.01	001-37916	3/6/2024
10.58	Form of Securities Purchase Agreement dated March 29, 2024		8-K	10.01	001-37916	4/3/2024
14.01	Code of Ethics and Conduct		S-1/A	99.1	001-37916	6/4/12
21.01	Subsidiaries of Registrant		10-K	21.1	001-37916	10/12/2022
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request

(2)	In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRAX, Inc.

September 20, 2024	By:	/s/ Chris Miglino
Chris Miglino, Chief Executive Officer and Chief Financial Officer

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

Name	Positions	Date

/s/ Christopher Miglino	Chairman of the Board of Directors, Chief Executive	September 20, 2024
Christopher Miglino	Officer, Chief Financial Officer; principal executive, financial and accounting officer

SRAX, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SRAX, Inc. (the “Company”), as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the year ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion was not modified with respect to that matter.

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

/s/ RBSM, LLP

We served as the Company’s auditor from 2011 till 2022

RBSM LLP

New York, NY October 12, 2022

PCAOB ID: 587

New York, NY Washington DC, Las Vegas, NV, San Francisco, CA,

Athens GRE, Beijing, CHN, Mumbai and Pune IND

Member of ANTEA International with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SRAX, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, a working capital deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Transaction Price

The Company’s financial reporting process involves determining the estimated fair value of the marketable securities received as consideration for services rendered to the Company’s customers. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods or services to the customer. We identified the valuation of transaction pricing for marketable securities and convertible debts as a critical audit matter.

For marketable securities, the Company used an external consultant (the “Company’s specialist”) to provide guidance and assistance to the Company’s management in developing the assumptions, inputs, discounted cash flow, pricing models utilized in the Put Option Pricing Models (POPMs) used in the calculations to determine the conversion features and discounts at the contracts’ inception dates and each of the respective balance sheet dates for financial statement reporting purposes in order to comply with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities and FASB Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, and ASC 820, Fair Values.

For convertible debt securities the Company valued the debt component and the stock option component separately and summed the results to arrive at the fair value of the convertible debts. The Company utilized Damodaran’s Synthetic Credit Rating as of January 2022 as published by New York University to determine the appropriate market yield for each company. This publication provides a credit spread for different levels of interest coverage. The yield derived through this analysis was utilized to discount the expected cash flows of the debt to determine the Fair Value of the debt component of the Convertible Debenture. To determine the Fair Value of the embedded options in the convertible debts and warrants, the Company utilized Black-Scholes Option Pricing model as the method is generally accepted and is well understood. Like the valuation of the warrants as described in the previous section, the Black-Scholes Option Pricing model requires certain inputs in order to calculate an indicated value of an option or warrant.

Equity securities were valued using the quoted prices times the number of shares acquired. The securities are then evaluated based on their marketability (usually based on the restrictions on resale into the securities primary market) and liquidity. For convertible preferred stock with no dividends, and an expiration date the Company converts them at the closing market price on the day of conversion. As a result of these features, these securities were valued as if converted and are subject to appropriate discounts for lack of marketability applied at the relevant dates of value.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s determination of the investment valuation included the following, among others:

●	Assessed the knowledge, skill, and ability of the Company's specialist and the specialist's relationship to the Company. Reviewed the objectives and scope and evaluated the work of the Company’s specialist.

●	Evaluated appropriateness of a discount for lack of marketability using historical average daily trading volumes in conjunction with the estimated shares that can be transacted per day in order to determine the average expected days to sell securities. We used data from an external source, and evaluated the relevance and reliability of such data, and included historical stock prices and historical trading activity.

●	With the assistance of an auditor-engaged valuation specialist, we tested the methodology and assumptions used in the valuation provided by the Company such as reasonableness of their methodology to determine the discount for lack of marketability and performed independent recalculations.

●	Tested proper classification of investment valuations within the Fair Value Hierarchy as set forth in ASC 820.

●	We tested the specific assumptions that were in the model including the stock price of the securities, volatility of the securities, the risk-free rate of interest, dividend yield, and the time-to-maturity (holding period). The assumptions used in the time-adjusted analysis include the evaluation of the Company’s holdings based on historical trading data.

●	With the assistance of an external valuation specialist, we identified and tested the assumptions used by the Company which were significant assumptions to the accounting estimate. These included active market or inactive market, marketability – restrictions on resale, liquidity – estimated days to liquidate, and volatility.

●	We evaluated the collectability of the convertible debts and appropriateness of Company’s impairment policy.

Revenue Recognition

As described in Note 3 to the consolidated financial statements, the Company derives its revenues primarily from annual contracts which include subscription fees earned from customers accessing the platform and managed services. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers. The Company’s subscription agreements generally have annual contractual terms and are billed in advance and the amounts are non-refundable. Revenues are recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. The Company recognizes revenues ratably because the customer receives and consumes the benefits of the platform throughout the contractual period. For the year ended December 31, 2022, the Company’s revenue was $27.9 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s determination of revenue recognition for contracts accounted for over time included the following, among others:

●	Performed inquiry and walkthrough to understand the service delivery process.

●	Tested revenue transactions on a sample basis by tracing revenue transactions to source documents, including customer contracts, orders, invoices, marketable securities received and cash receipts, where applicable.

●	Tested management’s identification of distinct performance obligations in the contract and determined whether they are highly interdependent and interrelated.

●	Tested the completeness and accuracy of data provided by management.

●	Tested the mathematical accuracy of management’s calculation of revenue and deferred revenue for the performance obligation.

/s/ TAAD LLP

We have served as the Company’s auditor since 2023.

Diamond Bar, CA

September 20, 2024

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets

Current Assets
Cash and cash equivalents	$7,000	$1,348,000
Accounts receivable - net	157,000	821,000
Contracts receivable	328,000	844,000
Marketable securities	7,931,000	15,617,000
Designated assets for return of capital	100,000	3,925,000
Due from related party	263,000	-
Prepaids and other	67,000	430,000
Total Current Assets	8,853,000	22,985,000

Other Assets
Marketable securities	1,255,000	-
Designated assets for return of capital	70,000	-
Note receivable	-	935,000
Property and equipment - net	59,000	114,000
Intangible assets - net	-	1,443,000
Operating lease - right of use asset - net	127,000	257,000
Other	-	36,000
Goodwill	7,706,000	17,906,000
Total Other Assets	9,217,000	20,691,000

Total Assets	$18,070,000	$43,676,000

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$10,453,000	$4,095,000
Accounts payable and accrued expenses - related party	159,000	-
Deferred revenue	7,367,000	12,859,000
Other current liabilities	1,451,000	633,000
Payroll protection loan payable	-	10,000
Operating lease liability	114,000	130,000
Convertible notes payable - net	1,181,000	1,164,000
Series A, redeemable preferred stock	994,000	3,925,000
Total Current Liabilities	21,719,000	22,816,000

Long Term Liabilities
Senior secured revolving credit facility - net	5,600,000	-
Operating lease liability	-	114,000
Total Long Term Liabilities	5,600,000	114,000

Total Liabilities	27,319,000	22,930,000

Stockholders’ Equity (Deficit)
Series A, Preferred stock, $0.001 par value, 50,000,000 shares authorized, 36,462,417 shares issued and outstanding, respectively	-	-
Class A, common stock, $0.001 par value, 250,000,000 shares authorized, 26,323,579 and 25,995,172 shares issued and outstanding, respectively	26,000	26,000
Class B, common stock, $0.001 par value, 9,000,000 shares authorized, none issued and outstanding, respectively	-	-
Additional paid-in capital	52,718,000	51,075,000
Accumulated deficit	(61,993,000)	(30,355,000)
Total Stockholders’ Equity (Deficit)	(9,249,000)	20,746,000

Total Liabilities and Stockholders’ Equity (Deficit)	$18,070,000	$43,676,000

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Revenues	$27,859,000	$26,707,000

Costs and expenses
Cost of revenues	9,413,000	6,521,000
Depreciation and amortization	417,000	842,000
General and administrative expenses	14,026,000	19,429,000
Total costs and expenses	23,856,000	26,792,000

Income (loss) from operations	4,003,000	(85,000)

Other income (expense)
Interest expense	(4,391,000)	(10,295,000)
Impairment - goodwill	(10,200,000)	-
Impairment - intangibles	(1,481,000)	-
Impairment - property and equipment	(41,000)	-
Impairment - marketable securities	(3,664,000)	-
Loss on sale of note receivable	(47,000)	-
Realized gain (loss) - marketable securities	(8,799,000)	804,000
Unrealized gain (loss) - marketable securities	(3,792,000)	(7,904,000)
Change in fair value - contract assets	(1,504,000)	-
Realized gain (loss) - designated assets	(1,803,000)	(84,000)
Unrealized loss - designated assets	(762,000)	(2,378,000)
Change in fair value - preferred stock	2,566,000	2,462,000
Make-whole provision	(240,000)	-
Interest income	12,000	42,000
Other income (expense)	(1,495,000)	1,144,000
Total other income (expense) - net	(35,641,000)	(16,209,000)

Loss from continuing operations before provision for income tax benefit (expense)	(31,638,000)	(16,294,000)
Provision for income tax benefit (expense)	-	127,000
Loss from continuing operations	(31,638,000)	(16,167,000)

Discontinued operations
Loss on discontinued operations - net of tax benefits	-	(14,376,000)
Loss on disposal of subsidiary	-	(10,684,000)
Loss from discontinued operations	-	(25,060,000)

Net loss including non-controlling interest	(31,638,000)	(41,227,000)
Net loss attributable to non-controlling interest in discontinued operations	-	(6,465,000)
Net loss attributable to SRAX, Inc.	$(31,638,000)	$(34,762,000)

Net loss per share attributable to SRAX, Inc. - basic and diluted
Continuing operations	$(1.21)	$(0.69)
Discontinued operations	-	(1.06)
Net loss per share - basic and diluted	$(1.21)	$(1.75)

Weighted average number of shares outstanding - basic and diluted	26,247,709	23,550,744

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2022

	Series A Preferred Stock		Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2021	-	$-	25,995,172	$26,000	-	$-	$51,075,000	$(30,355,000)	$20,746,000

Share based compensation (benfit) - employees	-	-	-	-	-	-	(156,000)	-	(156,000)

Shares issued for exercise of employee options	-	-	65,729	-	-	-	-	-	-

Shares issued for cashless exercise of employee options - net of taxes - related party			58,124	-	-	-	(101,000)	-	(101,000)

Exercise of warrants (cashless)	-	-	195,525	-	-	-	-	-	-

Exercise of warrants	-	-	8,401	-	-	-	32,000	-	32,000

Warrant modification expense	-	-	-	-	-	-	1,788,000	-	1,788,000

Stock issued for loan breakup fee	-	-	33,000	-	-	-	80,000	-	80,000

True up adjustment related to actual shares cancelled	-	-	(32,372)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(31,638,000)	(31,638,000)

December 31, 2022	-	$-	26,323,579	$26,000	-	$-	$52,718,000	$(61,993,000)	$(9,249,000)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2021

	Series A Preferred Stock		Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2020	-	$-	16,145,778	$16,000	-	$-	$69,551,000	$(50,342,000)	$-	$19,225,000

Stock based compensation	-	-	-	-	-	-	1,006,000	-	-	1,006,000

Stock issued for cash	-	-	53,616	-	-	-	284,000	-	-	284,000

Conversion of debt to equity	-	-	3,122,167	3,000	-	-	5,971,000	-	-	5,974,000

Stock issued in connection with exercise of warrants - net of offering costs	-	-	6,828,611	7,000	-	-	15,945,000	-	-	15,952,000

Warrants issued as an inducement to exercise warrants	-	-	-	-	-	-	7,737,000	-	-	7,737,000

Acquisition of non-controlling interest of FPVD	-	-	-	-	-	-	-	-	(95,000)	(95,000)

Warrants issued by FPVD for SRAX, Inc. debt	-	-	-	-	-	-	-	-	885,000	885,000

Series B convertible preferred stock issued by FPVD	-	-	-	-	-	-	-	-	5,860,000	5,860,000

Beneficial converstion feature - FPVD Series B convertible preferred stock	-	-	-	-	-	-	-	-	5,860,000	5,860,000

Dividends on preferred stock	-	-	-	-	-	-	(6,387,000)	-	-	(6,387,000)

Disposition of subsidiary	-	-	-	-	-	-	(42,239,000)	54,749,000	(6,045,000)	6,465,000

Repurchase and retirement of shares	-	-	(155,000)	-	-	-	(793,000)	-	-	(793,000)

Net loss attributable to SRAX, Inc.	-	-	-	-	-	-	-	(34,762,000)	-	(34,762,000)

Net loss attributable to noncontrolling interest in discontinued operations	-	-	-	-	-	-	-	-	(6,465,000)	(6,465,000)

December 31, 2021	-	$-	25,995,172	$26,000	-	$-	$51,075,000	$(30,355,000)	$-	$20,746,000

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Operating activities
Net loss	$(31,638,000)	$(41,227,000)
Less: net loss from discontinued operations - net of tax	-	(25,060,000)
Loss from continuing operations	(31,638,000)	(16,167,000)
Adjustments to reconcile net loss to net cash used in operations
Impairment - goodwill	10,200,000	-
Impairment - intangibles	1,481,000	-
Impairment - property and equipment	41,000	-
Impairment - marketable securities	3,664,000	-
Loss on sale of note receivable	47,000	-
Realized gain (loss) - marketable securities	8,799,000	(804,000)
Unrealized gain (loss) - marketable securities	6,020,000	7,904,000
Change in fair value - contract assets	1,504,000	-
Realized loss - designated assets	1,803,000	84,000
Unrealized loss - designated assets	762,000	2,378,000
Change in fair value - preferred stock	(2,566,000)	(2,462,000)
Forgiveness of payroll protection loan	(10,000)	(1,116,000)
Warrants issued by FPVD for SRAX, Inc. debt	-	885,000
Warrants issued as an inducement to exercise warrants	-	7,737,000
Marketable securities received for accounts receivable previously written off	-	(409,000)
Amortization of right-of-use assets	130,000	163,000
Amortization of debt discount/debt issue costs	218,000	854,000
Stock based compensation	(156,000)	1,006,000
Bad debt expense (recovery)	119,000	(20,000)
Depreciation and amortization of intangible assets	417,000	919,000
Interest expense incurred in connection with non-cash increase of debt	165,000	268,000
Stock issued for loan breakup fee	80,000	-
Warrant modification expense	1,788,000
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	545,000	1,680,000
Contracts receivable	(988,000)	-
Due from related party	(263,000)	-
Prepaid and other	399,000	(820,000)
Designated assets for return of capital	684,000	-
Note receivable	(12,000)	(42,000)
Increase (decrease) in
Accounts payable and accrued expenses	6,358,000	3,278,000
Accounts payable and accrued expenses - related party	159,000	-
Deferred revenue	(22,765,000)	(20,669,000)
Deferred income tax liability	-	(131,000)
Other	818,000	350,000
Operating lease liability	(130,000)	(183,000)
Net cash used in operating activities - continuing operations	(12,327,000)	(15,317,000)
Net cash used in operating activities - discontinued operations	-	(8,118,000)
Net cash used in operating activities	(12,327,000)	(23,435,000)

Investing activities
Proceeds from sale of marketable securities	5,221,000	8,666,000
Proceeds from sale of designated assets	506,000	686,000
Proceeds from sale of note receivable	900,000	-
Purchase of marketable securities	-	(1,450,000)
Payment for deferred consideration to LD Micro, Inc.	-	(3,004,000)
Acquisition of property and equipment	(53,000)	(69,000)
Acquisition of intangible assets	(388,000)	(798,000)
Other	-	(33,000)
Net cash used provided by investing activities - continuing operations	6,186,000	3,998,000
Net cash provided by investing activities - discontinued operations	-	841,000
Net cash provided by investing activities	6,186,000	4,839,000

Financing activities
Proceeds from senior secured revolving facility	5,450,000	-
Repayments of convertible notes payable	(216,000)	-
Proceeds from common stock units issued for cash	-	284,000
Proceeds from exercise of common stock warrants	32,000	15,952,000
Payment of shares - cashless exercise of employee options - net of taxes - related party	(101,000)	-
Repurchase of common stock	-	(793,000)
Payment of Series A, preferred stock distribution	(365,000)	-
Net cash provided by financing activities - continuing operations	4,800,000	15,443,000
Net cash provided by financing activities - discontinued operations	-	4,736,000
Net cash provided by financing activities	4,800,000	20,179,000

Net increase in cash, cash equivalents and restricted cash	(1,341,000)	1,583,000
Cash, cash equivalents and board designated restricted cash - beginning of year	1,348,000	451,000
Cash, cash equivalents and board designated restricted cash - end of year	7,000	2,034,000
Cash reserved for designated asset return of capital	-	(686,000)
Cash and cash equivalents	$7,000	$1,348,000

Supplemental disclosure of cash flow information
Cash paid for interest	$222,326	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Marketable securities received in exchange for accounts receivable	$17,273,000	$27,842,000
Debt discount in connection with senior secured revolving credit facility	$750,000	$-
Conversion of debt into equity	$-	$5,974,000
Designation of marketable securities for dividend distribution	$-	$6,387,000
Dividends on Series A, redeemable preferred stock	$-	$6,387,000

The accompanying notes are an integral part of these consolidated financial statements

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 1 - Organization and Nature of Operations

SRAX, Inc. (“SRAX,” “we,” “us,” “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. SRAX is headquartered in Westlake Village, California but operates as a distributed virtual Company.

As of December 31, 2022, the Consolidated Financial Statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD Micro”, “LD Micro, Inc.” or “LDMI”).

Nature of Operations

SRAX is a technology firm focused on enhancing communications between public companies and their shareholders and investors. The Company currently has one reportable and operating segment, which consists of one reporting unit consisting of two distinct business units.

Each of SRAX’s business units deliver valuable insights that assist our clients with their investor relations and communications initiatives.

Sequire

The unique SaaS platform, Sequire, provides users many features which allow issuers to track their shareholders’ behaviors and trends, then use data-driven insights to engage with shareholders across marketing channels.

LD Micro

Through LD Micro, Inc. (“LD”), the Company organizes and hosts investor conferences within the micro and small cap markets.

Subsequent to year end, on March 3, 2023, the Company divested LD through a sale and will account for this as a deconsolidation and gain on disposal. See Note 22.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Force Protection Video Equipment Corporation

On February 4, 2021, the Company acquired FPVD through a reverse acquisition involving BIG Token, Inc.

BIG Token, Inc. (“BIGToken”)

On December 29, 2021, we deconsolidated our majority owned subsidiary BIG Token, Inc. (“BIGToken”) (formerly known as Force Protection Video Equipment Corporation). After the deconsolidation, we did not beneficially own a controlling interest in BIGToken, and no longer consolidated BIGToken into our financial results for periods ending after December 31, 2021.

The financial results of BIGToken for the year ended December 31, 2021 are presented as income from discontinued operations, net of taxes on the consolidated statements of operations and its assets and liabilities as of December 31, 2021 are presented as assets and liabilities of discontinued operations on the consolidated balance sheets. The historical consolidated statement of cash flows reflects the effect of the deconsolidation.

Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

See Note 4 – Discontinued Operations.

See Note 20 - Warrants

Basis of Presentation and Rounding

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The amounts in the accompanying consolidated financial statements and notes are presented in thousands (except per share amounts), unless otherwise stated. As a result, certain totals may not sum due to rounding.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 2 - Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	Net loss of $31,638,000; and
●	Net cash used in operations was $12,327,000

Additionally, at December 31, 2022, the Company had:

●	Accumulated deficit of $61,993,000
●	Stockholders’ deficit of $9,249,000; and
●	Working capital deficit of $12,866,000

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on third parties for debt based funding of its operations. There is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The Company is heavily reliant on its ability to convert its marketable securities into cash. The ability to sell these investments have inherent limitations such as legal restrictions/holding periods and illiquid markets.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $7,000 at December 31, 2022.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-Controlling Interests in the consolidated financial statements.

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”).

Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Purchase price allocations may be preliminary, and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s earnings.

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets.

Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The distinction between business combinations and asset acquisitions involves judgment, particularly when applying the screen test to determine the nature of the transaction. Incorrect judgments or changes in decisions in these areas could materially affect the determination of goodwill, the recognition and measurement of acquired assets and assumed liabilities, and, consequently, our financial position and results of operations.

See Note 22 for discussion of asset purchase from DNA Holdings, LLC on February 3, 2023.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed and the fair value assigned to identifiable intangible assets. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

The Company annually assesses goodwill for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

Indefinite-lived and finite-lived intangible assets acquired in business combinations are recorded at fair value on the acquisition date. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.

The Company reviews its intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

For the years ended December 31, 2022 and 2021, the Company recorded an impairment loss of $10,200,000 and $0, respectively. The impairment loss during the year ended December 31, 2022 was related to the disposal of the Company’s legacy businesses Steel Media and Five Delta.

Goodwill at December 31, 2022 and 2021, was $7,706,000 (solely related to the acquisition of LD Micro, Inc. prior to 2021) and $17,906,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Deconsolidation of Subsidiary (Gain or Loss on Disposal)

A subsidiary is deconsolidated from the Company’s financial statements when the Company no longer has a controlling financial interest in the subsidiary. This generally occurs when the Company loses control through a sale, transfer, or other means, including the expiry of a contractual agreement.

Upon deconsolidation, the Company:

Derecognizes the Assets and Liabilities:

●	Removes the assets and liabilities of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost.

Recognition of Gain or Loss:

●	Recognizes any resulting gain or loss in the consolidated statements of operations. This gain or loss is measured as the difference between:

●	The aggregate of the fair value of the consideration received, if any, and the fair value of any retained investment.
●	The carrying amount of the assets and liabilities of the subsidiary, including any noncontrolling interests.

Measurement of Retained Investment:

●	Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment.

See Note 22 for discussion regarding the sale of LD Micro, Inc. in 2023.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single reportable segment.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the years ended December 31, 2022 and 2021, respectively, include:

●	revenue recognition (receipt of marketable securities for services to be rendered at fair value),
●	valuation of marketable securities (including impairment losses), using a third party independent valuation expert,
●	allowance for doubtful accounts and other receivables,
●	valuation of loss contingencies,
●	valuation of goodwill and intangibles and related impairments,
●	valuation of stock-based compensation (common and preferred stock, stock options and warrants),
●	estimated useful lives related to intangible assets and related impairments (including goodwill),
●	estimated useful lives related to property and equipment and related impairments,
●	implicit interest rate in right-of-use operating leases,
●	uncertain tax positions; and
●	valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future may experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

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

The three tiers are defined as follows:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions.

Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.

The Company may also engage external advisors to assist us in determining fair value, as appropriate. Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

See Note 13 for Level 1,2 and 3 disclosures.

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses are carried at historical cost.

At December 31, 2022 and 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Valuation Techniques and Inputs (Marketable Securities)

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

The Company initially classifies securities as:

●	equity securities,
●	debt securities,
●	warrants,
●	convertible debt; or
●	preferred stock.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Equity Securities

Equity securities are valued using the quoted prices times the number of shares acquired. The securities are then evaluated based on their marketability (usually based on the restrictions on resale into the securities primary market) and liquidity.

Debt Securities

The Company does not have any debt securities as of December 31, 2022 and 2021, respectively.

Warrants

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

Active Market Pricing

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2022 and 2021, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

At December 31, 2022 and 2021, respectively, the Company had $0 and $1,098,000 in excess of the federally insured limit.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

Accounts receivable at December 31, 2022 and 2021, is as follows:

	December 31, 2022	December 31, 2021

Accounts receivable	$271,000	$951,000
Less: allowance for doubtful accounts	114,000	130,000
Accounts receivable - net	$157,000	$821,000

There was bad debt expense (recovery) of $119,000 and ($20,000) for the years ended December 31, 2022 and 2021, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Contracts Receivable

Contracts receivable represents amounts for which non-cancellable revenue contracts with customers have been finalized but the payment in the form of securities issued by the customer have not been received by the Company.

Contracts receivable are also adjusted based on their fair value at each reporting period as an adjustment to the consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company recorded a loss on fair value of $1,504,000 and $0, respectively.

Allowance for doubtful contracts receivable was $0 at December 31, 2022 and 2021, respectively.

There was bad debt expense (recovery) of $0 for the years ended December 31, 2022 and 2021, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2022 and 2021, contracts receivables were $328,000 and $844,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Marketable Securities - Classification and Valuation

The Company may classify its marketable securities as either trading, available-for-sale, or held-to-maturity.

Trading securities are recorded at fair value with unrealized gains and losses included in earnings.

Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Held-to-maturity securities are recorded at amortized cost.

At December 31, 2022 and 2021, the Company has classified all of its marketable securities as trading, based upon our intent to sell them in the near term.

Certain marketable securities with restrictions exceeding 12 months were excluded from the current assets.

Impairment of Marketable Securities

The Company evaluates its marketable securities for impairment at each reporting period.

An impairment is considered to be other-than-temporary if the Company (a) intends to sell the security, (b) is more likely than not to be required to sell the security before recovery of its amortized cost basis, or (c) does not expect to recover the entire amortized cost basis of the security.

If a decline in fair value is determined to be other-than-temporary, the impairment loss is recognized in earnings. For debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on the extent to which the security’s fair value is less than its amortized cost and the severity and duration of the decline.

The determination of whether a decline is other-than-temporary involves significant judgment and includes an assessment of various factors including:

●	The length of time and the extent to which the fair value has been less than the cost basis;
●	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations or profitability;
●	The intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

For the year ended December 31, 2022, the Company recorded an impairment loss of $3,664,000 related to certain marketable securities that had sustained other-than-temporary losses as they were no longer saleable and whose value was determined to be $0.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

For the year ended December 2021, the Company did not record any impairment losses.

Marketable securities were $9,186,000 and $15,617,000 as of December 31, 2022 and 2021, respectively.

See Note 8 for additional disclosure of our marketable securities at fair value.

Long-lived Assets and Related Impairments of Goodwill and Intangible Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Impairment loss for goodwill was $10,200,000 and $0, for the years ended December 31, 2022 and 2021, respectively.

Impairment loss for intangible assets was $1,481,000 and $0, for the years ended December 31, 2022 and 2021, respectively.

Property and Equipment and Related Impairment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Impairment loss for the years ended December 31, 2022 and 2021, were $41,000 and $0, respectively.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. The Company’s operating leases contained renewal options that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 14 regarding operating leases.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2022 and 2021, which consist of convertible notes payable and has determined that such instruments do not qualify for treatment as derivative liabilities as they do not meet the criteria for liability classification under ASC 815.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. In connection with the debt extinguishment, the Company typically records an increase to net income for debt related instruments and additional paid-in capital for any equity based instruments (i.e.: warrants) for the remaining liability balance extinguished.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The Company has adopted ASU 2017-11, Earnings per share (ASC Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants that are classified as equity is triggered, the Company will recognize the effect of the down round as a deemed dividend, which will reduce the income available to common stockholders.

At December 31, 2022 and 2021, respectively, the Company had no derivative liabilities.

Original Issue Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Series A, Redeemable, Preferred Stock Liability

Preferred stock liability represents amounts payable to holders of the Preferred Stock Series A shares upon the eventual liquidation of certain assets (marketable securities) designated for the sole purpose of paying dividends.

Accordingly, the Company classified the Series A, Redeemable, Preferred Shares as liability instruments because in-substance, they represent a right to the payment of dividends upon the liquidation of these specified assets, are automatically returnable to the Company after the payments are made and feature no rights to further equity or residual interests in the Company.

The Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock states dividend shall be paid conditioned upon, and subject to a determination by the Board that a distribution is not prohibited pursuant to applicable provisions of the DGCL or other applicable law.

At December 31, 2022 and 2021, Series A, redeemable, preferred stock liability was $994,000 and $3,925,000, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 to align revenue recognition more closely with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component and there are no contracts with variable consideration.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

The Company generates revenue primarily from two (2) sources: its Sequire SaaS platform and its LD Micro, Inc. subsidiary.

the Sequire SaaS platform related revenue consists of:

(i)	licensing subscriptions to access the platform,
(ii)	managed services involving data and marketing initiatives, and
(iii)	ancillary data supplementing the use of the platform.

LD Micro, Inc. revenues consist of:

(i)	event attendee fees, and
(ii)	event sponsorship fees related to investor conferences which are organized and hosted by the Company

See Note 22 regarding the sale and deconsolidation of LD Micro, Inc. in 2023.

For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. Additionally, all contract consideration is fixed and determinable at the initiation of the contract.

Sequire SaaS Platform

The Company derives its revenue primarily from the licensing of our Sequire Platform and Services associated with our customer’s use of the platform, consisting of data insights, marketing, creative, and paid media advertising.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company’s contract with its customers is for a period of one year or less and the Company is applying the practical expedient, therefore, the transaction price is not adjusted for any significant financing component.

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

ASC 606-10-32-23 indicates the fair value of the noncash consideration may vary after contract inception because of the form of the consideration (for example, a change in the price of a share to which an entity is entitled to receive from a customer). Changes in the fair value of noncash consideration after contract inception that are due to the form of the consideration are not included in the transaction price.

The Company uses significant judgment when estimating variable consideration. These estimates are based on historical data, current and anticipated customer behavior, and other qualitative and quantitative factors. Changes in these estimates can materially affect the amount and timing of revenue recognized.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

See Notes 8 and 13 regarding our marketable securities and related fair value discussions.

In 2023 the Company transitioned to accepting only cash as compensation for services. As we transition to accepting only cash as compensation for services there will be a significant decrease in Sequire revenue generated from securities received after the year ended December 31, 2022.

If Sequire SaaS platform contracts contain multiple performance obligations, transaction consideration is allocated to each individual performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. The Company determines SSP based on the price at which the performance obligation would be sold separately.

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

LD Micro, Inc. – Conference Revenues

LD Micro, Inc. agreements cover a specific event and provide for payment in advance or at the time of the event. Conference revenue from attendee fees and sponsorship fees is recognized at the time of the event (i.e., at a point-in-time).

At December 31, 2022 and 2021, for each of our outstanding revenue streams we only had a single performance obligation.

Contract Liabilities (Deferred Revenue)

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

At December 31, 2022 and 2021, the Company had deferred revenue of $7,367,000 and $12,859,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Sequire SaaS platform revenue	$25,110,000	90.13%	$25,478,000	95.40%
LD Micro, Inc. - conference revenue	2,749,000	9.87%	1,229,000	4.60%
Total Revenues	$27,859,000	100%	$26,707,000	100%

Geographic Concentrations

For the years ended December 31, 2022 and 2021, the Company earned revenues from customers in various countries as follows:

Geographic Location	Year Ended December 31,
Country	2022	2021
United States	78%	74%
Canada	14%	23%
Other	8%	3%
	100%	100%

Cost of Revenues

Cost of revenues consists primarily of marketing/data services as well as content hosting.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

As of December 31, 2022 and 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2022 and 2021, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

●	Earnings history;
●	Projected future financial and taxable income;
●	The duration of statutory carry forward periods;
●	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
●	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
●	The sensitivity of future forecasted results.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss as a measure of its cumulative results in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis.

At December 31, 2022 and 2021, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of revenues in the consolidated statements of operations.

The Company recognized $83,000 and $225,000 in marketing and advertising costs during the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a binomial pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants (for services) are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Potentially dilutive common shares may consist of contingently issuable shares, common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), and convertible debt. These common stock equivalents may be dilutive in the future.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Warrants	2,688,218	9,719,127
Stock options	798,502	870,750
Total common stock equivalents	3,486,720	10,589,877

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 20.

Based on the potential common stock equivalents noted above at December 31, 2022, the Company has sufficient authorized shares of common stock (250,000,000) to settle any potential exercises of its common stock equivalents.

Related Parties

The Company identifies related parties in accordance with the guidelines established by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). Related parties include executive officers, directors, significant shareholders, immediate family members of these individuals, and entities in which these individuals have a significant ownership or control.

The Company believes that all transactions with related parties during the years ended December 31, 2022 and 2021, respectively, were conducted on terms equivalent to those prevailing in arm’s-length transactions with unrelated third parties.

The Company has entered into an agreement providing access to a suite at the Sofi Stadium in Los Angeles from an entity wholly owned by Christopher Miglino, our CEO. The agreement entitles the Company to game tickets, optional tickets for other stadium events, and suite and conference room access during business days. In May 2022, the Company renewed the agreement for four (4) additional National Football League seasons for an average rate per year of approximately $497,000. The amount charged to the Company is a pass-through of the actual expenses charged by the stadium to the related party, without markup. The agreement terminates in February 2026. The sublease entitles the Company to game tickets, optional tickets for other stadium events, and suite and conference room access during business days. The Company determined that the sub lease agreement did not meet the definition of a lease in accordance with ASC 842, Leases.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

At December 31, 2022 and 2021, the Company was owed $263,000 and $0, respectively, from its former Chief Financial Officer. The amounts due related to expense reimbursements.

At December 31, 2022 and 2021, the Company owed $159,000 and $0, respectively, to its Chief Executive Officer. Of the total amount due, $150,000 was for bonus compensation and $9,000 related to payments made for corporate expenses.

Recently Issued Financial Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 4 – Discontinued Operations (Year Ended December 31, 2021)

Acquisition (BIGToken)

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

Deconsolidation and Loss on Disposal (BIGToken)

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

Subsequent to the transaction, the Company owned 220,000 shares of BIGToken’s series D convertible, non-redeemable, non-voting preferred stock and 13,692,304,136 shares of its common stock.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As a result of the transaction, the Company no longer has a controlling financial interest in BIGToken and deconsolidated BIGToken effective December 29, 2021, recognizing a loss on disposal of $10,684,000 as follows:

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The financial results of BIGToken are presented as income from discontinued operations, net of income taxes on our consolidated income through December 29, 2021, when our deconsolidation occurred. The following table presents the financial results of BIGToken:

Revenues	$3,431,000
Cost of revenues	1,090,000
Gross profit	2,341,000

General and administrative expenses	9,587,000

Loss from operations of discontinued operations	(7,246,000)

Other expenses
Interest expense	(5,872,000)
Impairment of goodwill	(1,258,000)
Total other expenses	(7,130,000)

Loss from discontinued operations	$(14,376,000)

Note 5 – Acquisition of LD Micro, Inc.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Calculation of the Purchase Price at Closing:	Amount
Fair value of common stock	$4,264,000
Cash	1,000,000
Deferred payments	2,771,000
Less: cash received	(303,000)
Transaction expenses	10,000
Less: working capital adjustment	(132,000)
Purchase price at closing	$7,610,000

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The deferred payments of $3,000,000 were discounted using the yield on a CCC rated corporate debt for 3-month, 6-month and 9-month maturities, respectively ($2,771,000 as calculated). The implied discount is approximately $229,000, which will be amortized over the term on the payments.

The purchase price includes working capital adjustments that are based on our preliminary estimates and assumptions that are subject to change.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

Calculation of the Purchase Price at Closing:	Amount
Accounts receivable - net	$30,000
Intangibles	468,000
Goodwill	7,706,000
Accounts payable and accrued expenses	(324,000)
Payroll protection loan	(42,000)
Other current liabilities	(97,000)
Deferred tax liability	(131,000)
Purchase price at closing	$7,610,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Intangible assets of $468,000, consisted of the following:

Description	Fair Value	Estimated Useful Life (Years)
Trademark	$271,000	Indefinite
Domain name	3,000	Indefinite
Noncompete	8,000	5
Customer list	186,000	3
Purchase price at closing	$468,000

The estimated fair values for the trademark and domain name were determined by using the relief-from-royalty method. The estimated fair value for the customer list and noncompete were determined using the excess earnings and differential method of comparing having an asset in-place versus not having the asset in place, respectively.

The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of September 15, 2020. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

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

See Note 22 regarding the deconsolidation and gain on disposal related to the sale of LD Micro, Inc.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 6 – Sale and Purchase of Accounts Receivable and Short Term Financings

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

For the year ended December 31, 2021, the Company entered into agreements with a third-party lender whereby it sold the Company’s right to future subscription revenues of $625,000 for net proceeds of $576,000. Under the terms of the agreement, the Company may borrow funds, collateralized by the right to the revenues from Sequire platform contracts.

The third-party lender receives a discount on the amount sold and remits the net amount to the Company.

The Company bears the risk of credit loss on the contracts.

These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets.

During 2022, in connection with obtaining a senior secured revolving credit facility, proceeds from that facility were used to pay off the entire balance of outstanding borrowings.

The amount of borrowings outstanding was approximately $0 and $631,000 as of December 31, 2022 and 2021, respectively, and are included as a component of other current liabilities in the accompanying consolidated balance sheets.

On October 29, 2021, the Company (“Purchaser”) and BIGtoken (“Seller”) entered into a receivable purchase and sale agreement whereby BIGtoken sell, assign, transfer, convey and deliver to the Company all rights, title and interest for its receivable aggregating $352,000 for a purchase price of $327,000, representing a 7% discount. As of December 31, 2021, the outstanding receivable amounts to $352,000.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Contingent Value Rights Agreement

During the year ended December 31, 2022, the Company entered into an agreement with an institutional investor whereby in exchange for the payment of $405,000, the investor received (i) the right to receive the net proceeds upon the sale of certain marketable securities held by the Company with a guaranteed minimum return of 120% of such Purchase Price or $486,000 and (ii) the right after 90 days but before 120 days to demand payment of 120% of the Purchase Price in cash less amounts previously paid from the sales of such securities.

For the year ended December 31, 2022, all amounts had been repaid .

Note 7 – Note Receivable

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

During the year ended December 31, 2022, the Company accepted an offer to settle the outstanding note balance of $947,000, for a one-time payment of $900,000, resulting in a loss on sale of note receivable of $47,000.

Note receivable at December 31, 2022 and 2021 was $0 and $935,000, respectively.

Note 8 – Marketable Securities

The Company offers its customers the option to settle the contract price (for services rendered) in the customer’s issued and publicly trading securities or securities convertible into publicly traded securities (e.g., convertible debt), which could be in the form of common stock, preferred stock, warrants or convertible debentures.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company initially values the securities received at the fair market value on the date the contract is executed, which value is used for revenue recognition purposes.

After receipt of the securities, the securities are classified and accounted for as investments in debt and/or equity securities.

The Company’s holdings in marketable securities are subject to a high level of volatility, and can experience significant changes in pricing and related valuations.

The following tables summarize the changes in the Company’s marketable securities during the years ended December 31, 2022 and 2021:

	Common	Convertible	Preferred
	Stock	Debt	Stock	Warrants	Total
Balance - December 31, 2020	$7,764,000	$683,000	$-	$-	$8,447,000
Additions	29,281,000	4,602,000	1,031,000	-	34,914,000
Sales of marketable securities	(8,156,000)	(510,000)	-	-	(8,666,000)
Designation for dividend distributions	(10,577,000)	(213,000)	-	-	(10,790,000)
Change in fair value of marketable securities	(7,577,000)	(375,000)	(432,000)	96,000	(8,288,000)
Balance - December 31, 2021	10,735,000	4,187,000	599,000	96,000	15,617,000
Transfers	(356,000)	325,000	31,000	-	-
Additions	14,735,000	938,000	1,600,000	-	17,273,000
Sales of marketable securities	(4,960,000)	(261,000)	-	-	(5,221,000)
Realized loss on sale of marketable securities	(8,193,000)	(606,000)	-	-	(8,799,000)
Impairment - marketable securities	-	(3,664,000)	-	-	(3,664,000)
Change in fair value of marketable securities	(4,721,000)	453,000	(1,658,000)	(94,000)	(6,020,000)
Balance - December 31, 2022	$7,240,000	$1,372,000	$572,000	$2,000	$9,186,000

Marketable securities are classified as follows in the accompanying consolidated balance sheets:

Classification	December 31, 2022	December 31, 2021
Short-term	$7,931,000	$15,617,000
Long-term	1,255,000	-
Total	$9,186,000	$15,617,000

The Company’s sales of its marketable securities for the years ended December 31, 2022 and 2021 were $5,221,000 and $8,666,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized gains (losses) of ($8,799,000) and $804,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Concentration of Risk – Marketable Securities

The Company’s holdings in marketable securities subject the Company to concentrations of market risks since the sale of these securities are a material source of cash flow.

As of December 31, 2022 and 2021, the Company’s marketable securities holdings by significance are classified as follows:

Marketable Securities	Year Ended December 31,
Investments	2022	2021
Top 1	20%	16%
Top 5	55%	41%
Top 10	71%	61%

BIGtoken Investment

On February 15, 2022, the Company entered into a simple agreement for future equity (the”SAFE”) with its former BIGToken subsidiary. Pursuant to the SAFE, the Company invested $1,000,000 in the SAFE. The amount funded into the SAFE at a given time is referred to herein as the “SAFE Amount.” The Company is accounting for the SAFE as an equity investment carried at fair value with changes recorded in earnings each period and is reflected as such in the above table.

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

At December 31, 2022, the SAFE had an aggregate fair value of $0, as the Company believed the SAFE to have no value due to the financial condition its former BIGToken subsidiary.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 9 – Designated Assets for Return of Capital

In 2021, the Company issued a one-time dividend consisting of one share of Series A Preferred Stock to shareholders, debenture holders, and certain warrant holders.

The Board of Directors designated certain of the Company’s marketable equity securities (“Designated Assets”) to be used when liquidated, as a return of capital to these individuals.

The Company’s sales of its marketable securities for the years ended December 31, 2022 and 2021 were $506,000 and $686,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized gains (losses) of ($1,803,000) and $84,000, respectively.

See Note 19 - Series A Preferred Stock for additional discussion.

The balance of designated assets consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Designate assets for return of capital	$170,000	$3,239,000
Cash	-	686,000
	$170,000	$3,925,000

Designated Assets for Return of Capital are classified as follows in the accompanying consolidated balance sheets:

Classification	December 31, 2022	December 31, 2021
Short-term	$100,000	$3,925,000
Long-term	70,000	-
Total	$170,000	$3,925,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following represents the activity related to designated assets for the years ending December 31, 2022 and 2021:

Balance - December 31, 2020	$-
Designated assets	6,387,000
Sales of designated assets	(770,000)
Proceeds from sale of designated assets	686,000
Change in fair value of designated assets	(2,378,000)
Balance - December 31, 2021	3,925,000
Distribution of cash - designated assets	(684,000)
Sales of designated assets	(506,000)
Realized loss	(1,803,000)
Change in fair value of designated assets	(762,000)
Balance - December 31, 2022	$170,000

Note 10 - Property and Equipment

Property and equipment consisted of the following:

Type	December 31, 2022	December 31, 2021	Estimated Useful Lives (Years)

Computer, office equipment and furniture	$379,000	$471,000	3 - 7
Less: accumulated depreciation/amortization	(320,000)	(357,000)
Property and equipment - net	$59,000	$114,000

During the year ended December 31, 2022, the Company determined that certain assets were no longer in service and had no future economic benefit. As a result, an impairment loss of $41,000 was recorded in the accompanying consolidated statements of operations.

During the year ended December 31, 2021, there were no impairment losses.

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $417,000 and $842,000, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 11 – Intangibles

Intangibles consisted of the following:

Type	December 31, 2022	December 31, 2021	Estimated Useful Lives (Years)

Internally developed software	$-	$2,726,000	5
Noncompetition agreement	-	1,258,000	3
Intellectual property	-	756,000	3
Acquired software	-	756,000	3
Trademark	-	271,000	Indefinite
Customer list	-	186,000	3
Domain name	-	17,000	Indefinite
	-	5,970,000
Less: accumulated amortization	-	(4,527,000)

Intangibles - net	$-	$1,443,000

Amortization expense for the years ended December 31, 2022 and 2021 was $350,000 and $919,000, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded an impairment loss of $1,481,000 and $0, respectively.

Note 12 – Debt

The following represents a summary of the Company’s convertible notes payable and revolving credit facility, key terms, and outstanding balances at December 31, 2022 and December 31, 2021, respectively:

Convertible Notes Payable

General Terms

On June 25, 2020, the Company executed 12% original issue discount notes for $16,101,000, resulting in net proceeds of $14,169,000 (debt discount of $1,932,000). The notes bear interest at 12% and is due eighteen (18) months from the issue date on December 31, 2021. The purchase price consisted of $13,000,000 and the cancellation of $1,169,000 in outstanding debt. The Company’s obligations under these convertible notes are secured by all of the assets of the Company.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Payments Due and Related Extensions

Six (6) months after the issuance date (December 31, 2021), the Company was required to begin making amortization payments, with each debt holder (lenders) having the right to delay these payments three (3) separate times. In exchange for these due date extensions, the Company would have to add an addition 5% to the outstanding principal. The extension dates are based on amounts due June 30, 2022, December 31, 2022 and June 30, 2023.

Beginning on the date that the first Amortization Payment is due, and on a monthly basis thereafter, the Company will be required to pay one 115% of the value of one-twelfth of the outstanding principal plus any additional accrued interest due.

In the event a lender converts a portion of its notes into shares of the Company’s common stock, the amount converted will be deducted from the next applicable Amortization Payment. In the event any conversions exceed the next applicable Amortization Payment, the excess amount will be deducted, in reverse order, from future Amortization Payments due.

Conversion Rights (Fixed Price) – Convertible Notes Payable

These notes are convertible at the option of the holder at $2.69/share. These convertible notes do not have any price protection or price reset provisions with respect to future issuances of securities.

Right of Redemption

The Company has the right to redeem the convertible notes in cash at 115% of the outstanding principal and accrued interest. In the event that the Company sells or reprices any securities or disposes of assets (except those in the ordinary course of business), the lenders have the right if the repricing is $2.50/share or less, to mandate that 50% of the proceeds be used to redeem the outstanding convertible notes. In the event of an asset sale, the mandate increases to 100% of the proceeds received.

Warrants Issued with Convertible Notes

In addition to the convertible notes that were issued, the Company also issued 6,440,561 warrants to various lenders. These warrants expired in October 2022.

Conversion Rights (Fixed Price) – Warrants

Initially exercisable at $2.50/share and, are subject to cashless exercise after six months if the shares underlying the warrants are not subject to an effective resale registration statement.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The warrants do not have any price protection or price reset provisions with respect to future issuances of securities.

Equity Blocker Provision

Under the terms of the convertible notes and warrants, the lenders will not have the right to convert any portion of the convertible notes or warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99% (at the Purchaser’s option) of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise, as such percentage ownership is determined in accordance with the terms of the convertible notes and warrants; provided that at the election of a lender and notice to the Company, such percentage ownership limitation may be increased to 9.99%; provided that any increase will not be effective until the 61st day after such notice is delivered from the holder to the Company.

Conversion of Notes Payable

In 2021, certain note holders converted $8,337,000 of note principal into 3,122,167 shares of common stock. The remaining unamortized debt discount associated with these conversions was $2,413,000. The net carrying amount of $5,974,000 was transferred to additional paid-in capital.

See Note 20.

Payment Extensions for Convertible Notes and Warrants and Amended Conversion Prices

During the year ended December 31, 2021, the holders of the remaining convertible notes notified the Company of their election to defer the inception of amortization payments due under the Debentures until June 30, 2022.

Additional extensions for the Company’s convertible notes and warrants were made on February 3, 2023 and September 11, 2023, respectively. The new maturity dates were amended to June 30, 2024 and now November 11, 2014.

In connection with the September 11, 2023 extension, the lender is entitled to received 100% of the proceeds from the sale of any third party marketable securities held by the Company.

As a result of these extensions, the Company’s conversion price of its convertible notes was initially amended to $1 and now $0.25, respectively (original conversion price of convertible notes was $2.69/share).

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Additionally, with these extensions, the Company’s conversion price of its warrants was initially amended to $1 and now $0.25, respectively (original conversion price of warrants was $2.50/share).

As stated previously, in connection with the loan date extensions, the holders are entitled to a 5% increase of their outstanding principal balance. The Company records the increases as a financing cost (interest expense) in the accompanying consolidated statements of operations.

Default

Subsequent to December 31, 2022, in March 2023, the convertible notes were defaulted upon since the Company failed to maintain an effective registration statement and was delisted from Nasdaq.

The extension to repay the debt in November 2024 still required the Company to pay the default rate of interest.

The following is a summary of the Company’s convertible notes payable –at December 31, 2022 and 2021:

Balance - December 31, 2020	$6,016,000
5% principal increases	268,000
Conversion of debt to equity - net	(5,974,000)
Amortization of debt discount/issue costs	854,000
Balance - December 31, 2021	1,164,000
5% principal increases	165,000
Amortization of debt discount/issue costs	67,000
Repayments	(215,000)
Balance - December 31, 2022	$1,181,000

The following is a detail of the Company’s convertible notes payable –at December 31, 2022 and 2021:

Convertible Notes Payable
Note Holders	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2022	December 31, 2021
Various	June 30, 2020	November 11, 2014	12.00%	18.00%	All assets	$1,216,000	$1,267,000
					Less: unamortized debt discount	35,000	103,000
						$1,181,000	$1,164,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Senior Secured Revolving Credit Facility (Revolving Note)

General Terms

In August 2022, the Company entered into a two (2) year, senior secured revolving credit facility agreement (the “facility”) with a borrower to initially borrow up to $9,450,000. The facility is due at the earlier of August 2024 or event of default. As of the date of these financial statements, the facility is in default.

The loan maximum amount accessible is limited to $5,500,000 until the Company is current with its public reporting obligations.

The loan is secured by all the assets of the Company and is guaranteed by the Company’s wholly owned subsidiary, LD Micro, Inc. The guarantee from LD Micro, Inc. was removed after the sale on March 2023. See Note 22.

The lender is entitled to receive 10% of the proceeds received by the Company from the sale of its marketable securities, so long as the facility is outstanding. These payments to the lender are in addition to any repayments made by the Company under the terms of the facility.

Warrants as Amended

As part of the transaction, the Company also amended and restated the lender’s outstanding warrants to extend the maturity date of a total of 2,590,358 common stock purchase warrants until September 30, 2023.

In connection with the extension of the maturity date for these warrants, the Company recorded a warrant modification expense of $1,788,000. This has been recorded as a component of interest expense in the accompanying consolidated statements of operations.

The fair value of the warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	1.14
Expected volatility	107%
Expected dividends	0
Risk free interest rate	0.10%

See Note 20 for discussion of warrants.

See Note 22 regarding exercise of 2,178,172 of these warrants.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Cash Received by Company

On closing, the lender advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of an existing outstanding $650,000 bridge note issued in July 2022 (which was outstanding for approximately 30 days at time of transaction). Upon the Company meeting certain conditions, the lender will advance up to an additional $3,870,000.

As a result of converting the bridge note, the Company was required to pay a one-time fee of $72,000. The fee was recorded as additional interest expense in the accompanying consolidated statements of operations, and increased the outstanding amount due to the lender.

Original Issue Discount

The facility contains an original issue discount of 10%, however, at any time after August 2023 (one year from issue date), original issue discount will increase to twelve percent (12%) in the event the Prime borrowing rate increases to 6.75%, and 18% in the event of default.

In connection with this facility, the Company recorded a debt discount of $750,000.

Conversion Price of the Facility and Related Conversion Price Amendments

The facility balance was initially convertible into shares of common stock at a conversion price of $15/share.

Additional amendments to the conversion price were made on February 3, 2023 and September 11, 2023, respectively.

As a result of these amendment, the Company’s conversion price of its facility was initially amended to $1 and now $0.25, respectively (original conversion price of facility was $15/share).

In connection with the September 11, 2023 extension, the lender is entitled to received 100% of the proceeds from the sale of any third party marketable securities held by the Company.

Loan Breakup Fee

In connection with obtaining this facility, the Company was required to issue 33,000 shares of common stock to an unrelated lender (due to a failed public offering), as a breakup fee, having a fair value of $80,000 ($2.42/share), based upon the quoted closing trading price.

See Note 20.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Default

At December 31, 2022 the facility was not in default. Subsequent to December 31, 2022, and as of the date of these financial statements, the facility is in default.

The following is a summary of the Facility at December 31, 2022 and 2021:

Balance - December 31, 2021	$-
Facility principal	5,478,000
Conversion of bridge note into facility	650,000
Bridge note conversion fee (interest expense)	72,000
Debt discount	(750,000)
Amortization of debt discount/issue costs	150,000
Balance - December 31, 2022	$5,600,000

The following is a detail of the Facility at December 31, 2022 and 2021:

Senior Secured Revolving Credit Facility
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2022	December 31, 2021
Note #1	August 9, 2022	August 9, 2024	11.50%	18.00%	All assets	$6,200,000	$-
					Less: unamortized debt discount	600,000	-
						$5,600,000	$-

Debt Maturities

The following represents the gross amount of debt maturities (excluding unamortized debt discounts) for the Company’s various debt arrangements (principal balance) for each of the two (2) succeeding years as follows:

For the Year Ended December 31,	Convertible Notes Payable	Senior Secured Credit Facility	Total

2023	$1,216,000	$-	$1,216,000
2024	$-	$6,200,000	$6,200,000
Total	$1,216,000	$6,200,000	$7,416,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 13 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Level 1, 2 and 3 Summary

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2022 and 2021, respectively:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Assets		(Level 1)	(Level 2)	(Level 3)	2022
Marketable securities		$1,704,000	$4,398,000	$3,084,000	$9,186,000
Designated assets for return of capital		52,000	118,000	-	170,000
Contract receivables	*	-	124,000	204,000	328,000
Total assets		$1,756,000	$4,640,000	$3,288,000	$9,684,000

*	Represents a forward contractual right to receive securities pursuant to a revenue contract.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Liabilities	(Level 1)	(Level 2)	(Level 3)	2022
Series A, redeemable preferred Stock	$-	$994,000	$-	$994,000
Total liabilities	$-	$994,000	$-	$994,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Assets		(Level 1)	(Level 2)	(Level 3)	2021
Marketable securities		$6,134,000	$2,448,000	$7,035,000	$15,617,000
Designated assets for return of capital		259,000	3,666,000	-	3,925,000
Contract receivables	*	-	-	844,000	844,000
Total assets		$6,393,000	$6,114,000	$7,879,000	$20,386,000

*	Represents a forward contractual right to receive securities pursuant to a revenue contract.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Liabilities	(Level 1)	(Level 2)	(Level 3)	2021
Series A, redeemable preferred Stock	$-	$3,925,000	$-	$3,925,000
Total liabilities	$-	$3,925,000	$-	$3,925,000

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Changes in Level 3 assets measured at fair value for the years ended December 31, 2022 and 2021 were as follows:

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2020		$-	$-	$-	$-	$-
Acquisitions		2,665,000	4,267,000	-	1,031,000	7,963,000
Sales and dispositions		-	-	-	(510,000)	(510,000)
Transfer into level 3		400,000	410,000	-	500,000	1,310,000
Transfer out of level 3	A	(534,000)	(213,000)	-	-	(747,000)
Realized and unrealized gains (losses)	B	(377,000)	(278,000)	96,000	(422,000)	(981,000)
Balance - December 31, 2021		$2,154,000	$4,186,000	$96,000	$599,000	$7,035,000

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2021		$2,154,000	$4,186,000	$96,000	$599,000	$7,035,000
Acquisitions		481,000	938,000	-	1,600,000	3,019,000
Sales and dispositions		(223,000)	(261,000)	-	-	(484,000)
Transfer into level 3		-	-	-	-	-
Transfer out of level 3	A	(2,099,000)	(325,000)	-	(31,000)	(2,455,000)
Realized loss		(74,000)	(606,000)	-	-	(680,000)
Change in fair value	B	(239,000)	(1,361,000)	(94,000)	(1,657,000)	(3,351,000)
Balance - December 31, 2022		$-	$2,571,000	$2,000	$511,000	$3,084,000

A	– Transfers out of level 3 related to investments that have been transferred to level 2 and designated assets for return of capital.

B	– Amounts for realized and unrealized gains (losses) are included in the accompanying consolidated statements of operations.

Valuation of Process for Level 2 and 3 Fair Value Measurements

Fair value measurement of certain of our marketable securities fall within Level 2 and 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of December 31, 2022 and 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Year Ended December 31, 2022
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Debt	Discounted cash flow	Maturity	17 - 24 months
		Risk adjusted discount factor	19%

	Put option pricing model	Volatility	61% - 356%
		Risk-free interest rate	4.41% - 4.59%
		Dividend yield	0%
		Time to maturity	17 - 24 months

Year Ended December 31, 2021
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 54%

Convertible Debt	Discounted cash flow	Maturity	0 - 35 months
		Risk adjusted discount factor	26%

	Put option pricing model	Volatility	100%
		Risk-free interest rate	0.78% - 1.04%
		Dividend yield	0%
		Time to maturity	0 - 35 months

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Valuation Technique Refinements

During the year-ended December 31, 2022 and 2021, respectively, the Company refined its valuation techniques to enhance consideration of unobservable inputs for the valuation of Level 2 and Level 3 marketable securities.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Note 14 – Commitments and Contingencies

Right-of-Use Asset - Operating Leases

We have entered into various operating lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within general and administrative expense in the accompanying consolidated statement of operations.

At December 31, 2022 and 2021, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Assets

Operating lease - right-of-use asset - non-current	$127,000	$257,000

Liabilities

Operating lease liability	$114,000	$244,000

Weighted-average remaining lease term (years)	0.75	1.75

Weighted-average discount rate	18%	18%

The components of lease expense were as follows:

	December 31, 2022	December 31, 2021

Operating lease costs

Amortization of right-of-use operating lease asset	$130,000	$163,000
Lease liability expense in connection with obligation repayment	33,000	12,000
Total operating lease costs	$163,000	$175,000

Future minimum lease payments for the year ended December 31:

2023	$123,000
Total undiscounted cash flows	123,000
Less: amount representing interest	(9,000)
Present value of operating lease liability	114,000
Less: current portion of operating lease liability	114,000
Long-term operating lease liability	$-

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Employment Agreements

We have entered employment agreements with key employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

Contingencies – Legal Matters

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.

As of December 31, 2022, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably, other than the following matters:

Michael Malone, a former executive officer of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles Northwest District (Case No. 23VECVO3433) against the Company on August 7, 2023, claiming Breach of Contract, Violations of the Labor Code and Violation of the California Business and Professions Code. Mr. Malone, among other items, is seeking amounts due under an Employment Agreement entered between the parties as well as unpaid wages, and general and special damages. The Company filed an Answer on October 9, 2023, denying all claims. In addition, on October 9, 2023, the Company filed a Cross Complaint against Mr. Malone for Breach of Contract, Breach of Fiduciary Duty and Misappropriation of Trade Secrets seeking, among other items, general, special, statutory and punitive damages. The Company intends to vigorously pursue its rights in this matter.

Stock Market Manger, Inc., a company believed to be owned by Carl Dilley, filed a complaint against the Company in the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida (Case No. 24-002894) claiming Breach of Contract and Breach of Covenant of Good Fauth and Fair Dealing seeking damages in the minimum amount of $1,246,235. The Company had the matter removed to the U.S. District Court for the Middle District of Florida. The Company intends to vigorously pursue its rights in this matter.

At December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Note 16 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Accounts payable	$7,476,000	$1,938,000
Accrued liabilities	2,540,000	1,731,000
Accrued interest payable	424,000	123,000
Accrued commissions	13,000	303,000
Accounts payable and accrued liabilities	$10,453,000	$4,095,000

Note 17 – Other Current Liabilities

At December 31, 2022 and 2021, other current liabilities were $1,451,000 and $633,000, respectively. These balances consisted primarily of amounts due to third parties who purchased our marketable securities in exchange for working capital at a discount to the value of the marketable securities sold. In these arrangements, the Company is required to repay a stated amount less any proceeds received from the securities that were sold by these third parties.

Note 18 – Payroll Protection Program Loan

On April 17, 2020, we entered into a promissory note evidencing an unsecured approximately $1,084,000 loan under the Paycheck Protection Program (PPP). The loan was made through Cross River Bank.

The term of the loan was two years with an interest rate of 1%, which was deferred for the first six months of the term of the loan. The promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

On September 15, 2020, $42,000 of the payroll protection loan of LD Micro, Inc. was assumed in connection with the acquisition. The balance at this time was $1,126,000.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the years ended December 31, 2022 and 2021 respectively, the PPP loan in the amount of $10,000 and $1,116,000 was forgiven.

As of December 31, 2022 and 2021, PPP loans outstanding amounted to $0 and $10,000, respectively.

Note 19 – Series A, Redeemable Preferred Stock Liability

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
iii.	each original issue discount senior convertible debenture (the “Debentures”) issued on June 30, 2021, containing a contractual right to receive the dividend on an as converted to common stock basis, of which $2,486,275 of convertible notes payable and related accrued interest were outstanding, convertible into 974,268 shares of Common Stock.

On September 27, 2021, the Company issued a one-time dividend of 36,462,417 shares of series A preferred stock (“Preferred Stock”) to certain Qualified Recipients (the “Dividend”). The preferred stock entitles the Qualified Recipients with the right to receive the net proceeds from sales of certain marketable securities that the Company received through its Sequire Platform services.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company’s management has evaluated its Series A, redeemable preferred stock in accordance with ASC 480 – Distinguishing Liabilities from Equity. Management has determined that the cancellation clause of the preferred stock deems it to be mandatorily redeemable and should be classified as a liability.

The preferred stock is mandatorily redeemable upon the distribution of net proceeds from the sale of the designated marketable securities. Accordingly, it is classified as a liability recorded at fair value, with changes in fair value being reflected in earnings at each reporting period.

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

The following is a summary of the Company’s Series A, Redeemable, Preferred Stock at December 31, 2022 and 2021:

Balance - December 31, 2020	$-
Dividends on Series A, redeemable preferred stock	6,387,000
Change in fair value of Series A, redeemable preferred stock	(2,462,000)
Balance - December 31, 2021	3,925,000
Change in fair value of Series A, redeemable preferred stock	(2,566,000)
Series A, redeemable preferred stock - cash distribution	(365,000)
Balance - December 31, 2022	$994,000

See Note 20.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 20 – Stockholders’ Deficit

At December 31, 2022, the Company had three (3) classes of stock:

Preferred Stock

-	50,000,000 shares authorized
-	36,462,417 designated as Series A, redeemable preferred stock are issued and outstanding at December 31, 2022 and 2021, respectively. These shares are currently outstanding for the purpose of satisfying a dividend. See Note 19.
-	Par value - $0.001

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

Common Stock – Class A

-	250,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

As of December 31, 2022 and 2021, the Company has 26,323,579 and 25,995,172 shares issued and outstanding.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Common Stock – Class B

-	9,000,000 shares authorized
-	Par value - $0.001
-	Voting at 10 votes per share
-	Convertible into Class A common shares on a 1 for 1 basis

As of December 31, 2022 and 2021, the Company has no shares issued and outstanding.

Share Repurchase Plan

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

The total remaining authorization for future common share repurchases under our share repurchase program was $10,000,000 at December 31, 2022 and 2021.

Securities and Incentive Plans

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Plan options may either be:

●	incentive stock options (ISO’s),
●	non-qualified stock options (NSO’s),
●	awards of our common stock,
●	stock appreciation rights (SAR’s),
●	restricted stock units (RSU’s),
●	performance units
●	performance shares; and
●	other stock-based awards.

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

Equity Transactions for the Year Ended December 31, 2022

Exercise of Stock Options – Cashless

The Company issued 65,729 shares of common stock (on a net basis) to non-executive employees in connection with the conversion of 327,667 stock options. This transaction had a net effect of $0 on stockholders’ deficit.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Exercise of Stock Options – Cashless – Related Parties

The Company issued 26,252 shares of common stock (on a net basis) to its former Chief Executive Officer in connection with the conversion of 100,000 stock options. This transaction had a net effect of $0 on stockholders’ deficit. In connection with this transaction, the Company reflected a net amount of tax withholdings of $101,000 as a charge to additional paid-in capital.

The Company issued 31,872 shares of common stock (on a net basis) to an executive in connection with the conversion of 100,000 stock options. This transaction had a net effect of $0 on stockholders’ deficit.

Exercise of Warrants (Cashless)

The Company issued 195,525 shares of common stock in connection with cashless exercises of 689,173 warrants. These transactions had a net effect of $0 on stockholders’ deficit.

Exercise of Warrants

The Company issued 8,401 shares of common stock upon the exercise of 8,401 warrants for $32,000 ($3.75/share).

Loan Breakup Fee

In connection with obtaining its senior secured revolving credit facility, the Company was required to issue 33,000 shares of common stock to an unrelated former lender, having a fair value of $80,000 ($2.67/share), based upon the quoted closing price. See Note 12.

Equity Transactions for the Year Ended December 31, 2021

Stock Issued for Cash

The Company issued 53,616 shares of common stock for $293,000 ($5.47/share) under the terms of it’s At the Market Offering (ATM). The Company had to pay direct offering costs of $9,000, resulting in net proceeds of $284,000.

Conversion of Debt

The Company issued 3,122,167 shares of common stock, in exchange for the settlement of $5,974,000 in debt. See Note 12.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Exercise of Warrants – net of offering costs

The Company issued 6,828,611 shares of common stock upon the exercise of 7,148,501 $15,952,000 ($2.33/share).

Repurchase and Retirement of Shares

The Company repurchased 155,000 shares of common stock for $793,000, pursuant to the Company’s share buy-back program. These shares were cancelled and retired.

Stock Options

Stock option transactions for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted
			Average	Weighted
		Weighted	Remaining	Average
	Number of	Average Exercise	Contractual Term	Grant Date	Aggregate Intrinsic
Stock Options	Options	Price	(Years)	Fair Value	Value
Outstanding - December 31, 2020	1,642,324	$3.30	2.81		$-
Vested and Exercisable - December 31, 2020	844,742	$3.54	2.62		$333,000
Unvested - December 31, 2020	797,582	$2.81	3.00		$207,000
Granted	21,627	$4.38	6.29	$3.60
Exercised	(12,500)	$2.70	3.63
Cancelled/Forfeited	(317,164)	$4.60	0.65
Outstanding - December 31, 2021	1,334,287	$3.02	2.39		$1,969,000
Vested and Exercisable - December 31, 2021	870,750	$3.05	2.27		$1,265,000
Unvested - December 31, 2021	461,030	$2.96	2.62		$703,000
Granted	718,132	$4.27		$3.72
Exercised	(427,667)	$3.21
Cancelled/Forfeited	(266,333)	$3.28
Outstanding - December 31, 2022	1,358,419	$3.57	3.95	$-	$-
Vested and Exercisable - December 31, 2022	798,502	$3.41	3.82	$-	$-
Unvested - December 31, 2022	559,917	$3.79	4.13	$-	$-

Stock Options – Related Parties

In 2022, the Company granted 120,000, seven (7) year stock options to its Chief Executive Officer for services to be rendered, having a fair value of $356,000. These options have an exercise price of $4.25/share. These options vest quarterly over a period of three (3) years.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In 2022, the Company granted 118,132, seven (7) year stock options to various non-employee directors for services to be rendered, having a fair value of $400,000. These options have an exercise price of $4.35/share. These options vested quarterly over a period of one (1) year, and were fully vested as of December 31, 2022.

Stock Options – Employees

In 2022, the Company granted 480,000, five (5) year stock options to various non-executive employees for services to be rendered, having a fair value of $1,038,000. These options have an exercise price of $4.25/share. These options vest quarterly over a period of three (3) years.

Black Scholes Option Pricing Model – Valuation

The fair value of all stock options granted during the year ended December 31, 2022 was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3.4 - 5
Expected volatility	90%
Expected dividends	0%
Risk free interest rate	1.55% - 1.60%

Stock Option Compensation

During the year ended December 31, 2022, the Company reversed $1,139,000 of previously recognized stock based compensation which had not fully vested.

Additionally, during the year ended December 31, 2022, the Company recorded stock-based compensation for the year totalling $983,000 related to the vesting of its other share-based payments.

Stock-based compensation expense (benefit) – net, for the years ended December 31, 2022 and 2021 was $(156,000) and $1,006,000, respectively.

The weighted average period in which unrecognized stock option compensation ($1,333,000) will vest is 2.16 years.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Warrants

Warrant activity for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted
			Average
	Number of	Weighted Average Exercise	Remaining Contractual Term	Aggregate Intrinsic
Warrants	Warrants	Price	(Years)	Value
Outstanding - December 31, 2020	12,585,283	$2.98	1.78	$4,460,000
Vested and Exercisable - December 31, 2020	12,285,283	$2.94	1.74	$4,460,000
Unvested - December 31, 2020	300,000	$4.75	3.37	$-
Granted	4,582,345	$7.48	0.11
Exercised	(7,148,501)	$2.74	0.78
Cancelled/Forfeited	-	$-	-
Outstanding - December 31, 2021	10,019,127	$5.21	0.47	$6,779,000
Vested and Exercisable - December 31, 2021	9,719,127	$5.22	0.41	$6,779,000
Unvested - December 31, 2021	300,000	$4.75	2.37	$-
Granted	-	$-
Exercised	(697,574)	$3.09
Cancelled/Forfeited	(6,633,335)	$6.50
Outstanding - December 31, 2022	2,688,218	$2.82	0.64	$-
Vested and Exercisable - December 31, 2022	2,688,218	$2.82	0.64	$-
Unvested - December 31, 2022	-	$-	-	$-

Warrant Transactions for the Year Ended December 31, 2022

Warrants Modification Expense

See Note 12 regarding the extension of debt and related warrant modification expense incurred in connection with the new terms.

Warrant Transactions for the Year Ended December 31, 2021

BIGToken Warrants

See Note 4 regarding BIGToken warrants and related discontinued operations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Warrants Issued to Debt Holders and Related Inducement Expense

On February 21, 2021 the Company entered into an agreement with the certain Debenture holders to exercise 4,545,440 of the Warrants issued in the June 2020 Debenture offering. As an inducement for the Warrant holders to exercise the Warrants, the holders received a new registered warrant (“New Warrant”) to purchase an aggregate of 4,545,440 shares of the Company’s common stock at an exercise price of $7.50 per share. The New Warrants expired on January 31, 2022. Each holder agreed to pay $0.125 for each New Warrant. The Company received net proceeds of approximately $11,022,000, consisted of the exercise price of $11,363,000, $568,000 for the purchase of the New Warrant less solicitation fees of approximately $909,000.

The New Warrants were valued using the Black Scholes option pricing model at a total of $7,737,000 based on a one-year term, implied volatility of 96%, a risk-free equivalent yield of 11%, and stock price of $5.83. The fair value of the New Warrants was expensed and included in interest expense.

During the quarter ended March 31, 2021, the Company: (i) received cash of approximately $4,930,000, (ii) cancelled 349,197 warrants (as a result of cashless exercises) and (iii) issued an aggregate of 2,283,171 shares of Common Stock, in connection with the exercise of outstanding warrants.

In total the Company issued a total of 6,828,611 shares of common stock, for the exercise of warrants, with net proceeds of $15,952,000.

Note 21 – Income Taxes

The Components of the deferred tax assets and liabilities at December 31, 2022 and 2021 were approximately as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net operating loss carryforward	$13,739,000	$10,003,000
Bad debt reserve	29,000	33,000
Stock based compensation	683,000	525,000
Interest expense limitation carryover	-	161,000
Contribution carryover	5,000	5,000
Lease liability	29,000	62,000
Unrealized loss on marketable securities	2,445,000	2,668,000
Other	3,000	124,000
Total deferred tax assets	16,953,000	13,581,000

Deferred Tax Liabilities
Fixed assets	(15,000)	(29,000)
Right-of-Use asset	(33,000)	(66,000)
Intangibles	(151,000)	(455,000)
Prepaid expenses	(15,000)	(15,000)
Total deferred tax liabilities	(214,000)	(565,000)

Deferred Tax Assets	16,719,000	13,016,000
Less: valuation allowance	(16,719,000)	(13,016,000)
Deferred tax asset - net	$-	$-

The components of the income tax expense (benefit) from continuing operations for the year ended December 31, 2022 were as follows:

	Current	Deferred	Total
Federal	$-	$(3,239,000)	$(3,239,000)
State	6,000	(667,000)	(661,000)
Subtotal	6,000	(3,906,200)	(3,900,000)
Valuation allowance	(6,000)	3,906,200	3,900,000
Total	$-	$-	$-

The components of the income tax expense (benefit) from continuing operations for the year ended December 31, 2021 were as follows:

	Current	Deferred	Total
Federal	$-	$(132,000)	$(132,000)
State	5,000	-	5,000
Subtotal	5,000	(132,000)	(127,000)
Valuation allowance	-	-	-
Total	$5,000	$(132,000)	$(127,000)

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

A reconciliation of the federal statutory tax rate for the years ended December 31, 2022 and 2021 as compared to the effective tax rate was as follows:

	2022	2021
Tax calculated at federal rate	21.0%	21.0%
Goodwill impairment	(6.8)%	0.0%
Preferred tax liability remeasurement	1.7%	0.0%
Other permanent differences	(0.3)%	(1.0)%
Change in valuation allowance	(12.3)%	(15.1)%
Other adjustments	(3.3)%	(4.1)%
Income tax expense (benefit)	(0.0)%	0.8%

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

During the years ended December 31, 2022 and 2021, the increase in valuation allowance for both years was primarily attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

As of December 31, 2022, the Company had approximately federal net operating loss carry forwards, which are available to offset future taxable income, of approximately $50,106,000 of which $10,500,000 was generated prior to 2018 and will begin to expire in 2036. The remaining net operating loss carryforwards generated can be carried forward indefinitely. These carry forwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and various state jurisdictions. Due to the Company’s net operating loss posture all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2022 and 2021, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is in the process of analyzing its NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. Additionally, the Company is in the process of filing its 2020 through 2022 tax returns. NOL carryforwards that were generated after 2017 of approximately $39,600,000 may only be used to offset 80% of taxable income and are carried forward indefinitely.

Note 22 – Subsequent Events

Designation of Series B, Convertible Preferred Stock

On February 3, 2023, the Company’s Board of Directors adopted certain provisions related to the designation of its Series B, Preferred Stock as follows:

●	Stated value - $48/share,
●	Convertible - $1/share,
●	Voting rights – None
●	Dividends – on an if-converted basis

In November 2023, in connection with certain debt offerings (see below), the conversion rate was reduced to $0.25/share.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Acquisition of DNA Holdings, LLC (“DNA”) (Asset Purchase) – Former Related Party

On February 3, 2023, the Company closed an asset purchase agreement and acquired the following assets from DNA:

●	$1,000,000,
●	Digital crypto assets,
●	Equity investments in three (3) private companies accounted for under the cost method; and,
●	Customer list

DNA is controlled by a former member of our Board of Directors.

Under business combination guidance, the screen test states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business and is accounted for as an asset acquisition. The Company has determined that the screen test was met.

Additionally, the Company determined that the acquisition did not meet the definition of a business under ASC 805, Business Combinations.

The Company had the following considerations:

The first classification of assets acquired were considered cash and investments which do not function as a business. Additionally, these assets did not have inputs and processes that had the ability to create outputs.

1.	Cash acquired is not a business. Subsequent to acquiring the cash, the Company used this amount for working capital.
2.	Digital crypto assets are not a business. Subsequent to acquiring these assets, the Company liquidated its position to use as working capital.
3.	Investments in private companies, with a less than 10% ownership are not a business, additionally, subsequent to the acquisition of these equity interests, the Company had determined that the fair value ascribed should be impaired to $0 as these assets were deemed nonrecoverable.

The second classification of asset acquired was a customer list. The Company acquired this list for purposes of hosting conferences. Subsequent to the acquisition of this list, the Company was never able to execute its plan for hosting conferences. As of the date of these financial statements, the Company has still not hosted any conferences and does not intend to.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

When considering the nature of the assets acquired, the Company believed that it had only acquired one single identifiable asset, the customer list, that was capable of producing inputs and processes which had the ability to create outputs.

As the screen test was met, the Company determined that this was an asset acquisition under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given.

Additionally, this asset purchase did not result in the recognition of goodwill or other identifiable intangible assets.

The Company paid aggregate consideration of the following in accordance with the asset purchase agreement:

●	1,313,127 shares of common stock having a fair value of $3,033,000 ($2.31/share), based upon the quoting closing stock price.
●	63,743 shares of Series B, Non-Voting, Convertible Preferred Stock, having a fair value of $3,060,000 (stated value of $48/share).

The Company determined the valuation of this asset purchase transaction as follows:

Consideration paid to DNA Holdings, LLC
Class A - common stock (1,313,127 shares - $2.31/share)	$3,033,000
Class B - convertible preferred stock (63,743 shares - $48/share - stated value)	3,060,000
Fair value of consideration transferred to DNA Holdings, LLC	$6,093,000

Recognized amounts of identifiable assets acquired (allocated purchase price at relative fair value):

Cash	$1,000,000
Digital assets (crypto)	477,000
Equity method investments	2,230,000
Customer database	2,386,000
Total identifiable net assets	$6,093,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Deconsolidation and Gain on Disposal of Subsidiary - LD Micro, Inc.

On March 3, 2023, the Company disposed of its subsidiary LD Micro, Inc. through a sale to Freedom Holding, Corp. (Nasdaq: “FRHC”)

In connection with the sale, the Company received aggregate consideration of $8,300,000 as follows:

●	$4,000,000, and
●	59,763 shares of FRHC, having a fair value of $4,300,000 ($71.95/share), based upon the volume weighted average of the daily closing sales prices of FRHC for the thirty (30) consecutive trading days ending on the three (3) trading days prior to the closing.

As a result of the sale of our subsidiary, we deconsolidated our entire ownership interest in LD Micro, Inc. from our consolidated financial statements beginning with the quarter ended March 31, 2023, and recognized a gain on disposal of $594,000 as follows:

Consideration
Cash	$4,000,000
Marketable securities (59,763 shares of Freedom Holding, Corp. ($71.95/share))	4,300,000

Fair value of consideration received in connection with the sale of LD Micro, Inc.	8,300,000

Recognized amounts of identifiable assets sold and liabilities assumed by buyer (FRHC):

Goodwill (existing from prior acquisition of LD Micro, Inc.)	7,706,000
Total net assets acquired by DNA Holdings, LLC	7,706,000

Gain on disposal of LD Micro, Inc.	$594,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Debt

Debt Issued in 2023

Senior Secure Revolving Credit Facility – Loan Paydown

In April 2023, the Company sold 54,263 shares of Freedom Holding Corp. having a fair value of $2,657,000 to a lender. In lieu of cash proceeds, the lender reduced the outstanding balance of the outstanding senior secured revolving credit facility.

Original Issue Discount Convertible Notes Payable Issued with Warrants

In September 2023, the Company executed a $454,000 original issue discount, convertible note payable, for net proceeds of $0. Additionally, the lender received 3,633,616, five (5) year warrants with an exercise price of $0.25/share. Since the note was already fully discounted on the issuance date, no additional debt discount was recorded in connection with the issuance of the related warrants. The note is non-interest bearing, is unsecured and due November 2024. The warrants are due five (5) years from the date of issuance in September 2028. The holder of this note is also the senior secured revolving credit facility lender.

In November 2023, the Company executed a convertible note debt offering for up to $552,000. The convertible notes issued under the terms of this offering result in an original issue discount of 20% (up to $110,000) for all convertible notes sold, with the Company receiving net proceeds of up to $442,000. These notes are convertible at $0.25/share, are non-interest bearing, unsecured and mature one (1) year from the issuance date.

Additionally, these lenders were entitled to 200% warrant coverage on an as-converted basis, up to 4,416,000 warrants. The warrants have an exercise price of $0.25/share and are due five (5) years from the date of issuance in September 2028.

Under this debt offering, the Company executed convertible notes payable with a face amount of $376,000, a related debt discount of $65,000, and net proceeds to the Company of $311,000. The Company also issued 3,009,600 warrants, which provided for an additional debt discount of $311,000.

Debt Issued in 2024

Original Issue Discount Convertible Notes Payable

In March 2024, the Company executed convertible notes for $180,000. These convertible notes had an original issue discount of 20% ($30,000), with the Company receiving net proceeds of $150,000. These notes are convertible at $0.25/share, are non-interest bearing, unsecured and mature two (2) years from the issuance date in March 2026.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Stock Option Grants and Repricings

2023 Stock Option Grants

In August 2023, the Company granted 1,180,000, three (3) year stock options. Of the total, 120,000 options were granted to our Chief Executive Officer, and the remaining 1,060,000 options were granted to various employees for services rendered, having a fair value of $282,000. These options have an exercise price of $0.25/share and vest monthly over a period of one (1) year.

Black Scholes Option Pricing Model – Valuation

The fair value of these stock options granted was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3
Expected volatility	362%
Expected dividends	0
Risk free interest rate	5.37%

Modification of 2023 Stock Option Grants

In February 2024, 1,130,000 of the 1,180,000 stock options granted in August 2023 were modified by reducing the exercise price from $0.25/share to $0.015/share. The Company has determined that there was no incremental fair value associated with these modified awards, as a result, no additional compensation was recorded.

2024 Stock Option Grant

In January 2024, the Company granted 120,000, three (3) year stock options to an employee for services rendered, having a fair value of $1,000. These options have an exercise price of $0.0102/share and were fully vested on the grant date.

Black Scholes Option Pricing Model – Valuation

The fair value of these stock options granted was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3
Expected volatility	427%
Expected dividends	0
Risk free interest rate	4.12%

Stock Issued for Services – Related Parties

In July 2023, the Company issued 500,000 shares of common stock, having a fair value of $190,000 ($0.38/share), based upon the quoted closing price, to advisory board members for future services to be rendered. The shares vest over a period of one (1) year.

Exercise of Warrants (Cashless)

In April 2023, the Company issued 1,251,684 shares of common stock in connection with the cashless exercises of 2,178,172 warrants. These exercises will have a net effect of $0 on stockholders’ deficit. These warrants were exercised by the Company’s senior secured revolving credit facility lender.

Share Cancellation

In March 2024, the Company cancelled 288,000 shares of common stock. This cancellation will have a net effect of $0 on stockholders’ deficit.

Reverse Acquisition, Change in Control, Anticipated Accounting Treatment and Unaudited Pro-Forma Financial Information

Reverse Acquisition and Change in Control

On May 6, 2024, DNA (“accounting acquirer,” a private company, and the entity whose equity interests will be acquired) executed an agreement and plan of merger with SRAX (“legal acquirer,” and the entity that will issue securities for financial reporting purposes), an operating public company.

As of the date of these financial statements, the merger transaction has not yet closed.

Prior to the completion of the merger, DNA holds approximately 35% of the issued and outstanding shares of common stock of the Company. In connection with this transaction, the Company will issue to the shareholders of DNA; 1,000 shares of newly created Series C, convertible preferred stock (see below), which shall be convertible into approximately 75.5% of the outstanding common stock of the Company (inclusive of the 35% already owned at the date of merger) in exchange for all issued and outstanding shares of DNA, resulting in a change in control.

Upon closing of the merger, DNA will have voting control, and this will be accounted for as a reverse acquisition. Since DNA acquired a controlling voting interest, it was deemed the accounting acquirer, while the Company was deemed the legal acquirer.

Name Change and Stock Symbol Change

Upon completion of the merger, the Company will change its name to DNA and request a ticker symbol change.

SRAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Financial Accounting and Reporting

The historical financial statements of the Company will become those of DNA and of the consolidated entities from the date of the reverse acquisition and prospectively.

GAAP requires that business combinations are accounted for under the acquisition method of accounting, which requires all of the following steps:

(a)	identifying the acquirer;
(b)	determining the acquisition date;
(c)	recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and
(d)	recognizing and measuring goodwill or a gain from a bargain purchase.

On the acquisition date, the identifiable assets acquired and liabilities assumed will be measured at fair value, with limited exceptions. The Company cannot yet determine if there will be any recognized goodwill or any intangible assets in connection with the transaction.

In reporting its weighted average shares outstanding and earnings (loss) per share data, all share and per share amounts will be retroactively restated to the earliest period presented.

Transaction costs associated with the reverse acquisition are expected to be $0.

Pro-Forma Unaudited Condensed Combined Financial Statements

The Company will file the requisite unaudited pro forma financial information after the merger closes on Form 8-K.

While pro forma adjustments related to SRAX’s assets and liabilities will be based on estimates of fair value determined from preliminary information received from SRAX and initial discussions between DNA and SRAX management, due diligence efforts, and information available in the historical audited financial statements of SRAX and the related notes, the detailed valuation studies necessary to arrive at the required estimates of the fair value of the SRAX assets to be acquired and the liabilities to be assumed, as well as the identification of all adjustments necessary to conform DNA and SRAX accounting policies, remain subject to completion.

DNA intends to complete the valuations and other studies upon completion of the transaction and will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the transaction. The assets and liabilities of SRAX have been measured based on various preliminary estimates using assumptions that DNA believes are reasonable, based on information that is currently available.

Differences between these preliminary estimates and the final acquisition accounting may occur, and those differences may be material.

DNA Business Description

DNA is a Web3 investment company which provides both advisory services and invests in Web3 infrastructure.

DNA currently has three (3) areas of focus:

Investment funds

●	DNA Helix Opportunity Fund
●	DNA Liquid Token Fund
●	DNA High Yield Fund
●	DNA Moonshot Fund
●	DNA Venture Fund

Web3 Services

Helping companies position themselves to attract investors and creating the marketing attention that the companies need to become recognized in this rapidly growing $2T+ Worldwide market

Community and Events

In collaboration with SRAX - DNA will host events all over the world to help educate investors about Web3 projects and its ecosystem. These events will be in person and virtually through the SEQUIRE virtual platform.

See Form 8-K filed with United States Securities and Exchange Commission on May 12, 2024 for complete details.

Series C, Convertible Preferred Stock

In May 2024, the Company has designated for issuance Series C, Convertible Preferred Stock. These shares have the following rights and preferences:

●	Authorized shares – 1,000.
●	Par value - $0.001/share.
●	Conversion rate - equal to 75% multiplied by the fully diluted shares as of the conversion date. That balance is then divided by the total number of shares of Series C, convertible preferred stock issued and outstanding.
●	Stated value - $1/share.
●	Voting rights – on an as converted basis into the equivalent number of shares of common stock.
●	Liquidation rights – greater of the stated value of $1/share and amount per share each holder would receive if converted into common stock immediately preceding the conversion date. Additionally, this class of stock is senior to the Company’s common stock.

