Form 10-Q
period 2023-03-31
SRAX, Inc.
filed 2025-03-07
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37916

SRAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2925231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1014 S, Westlake Blvd., Suite 14-299 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 694-9800

Securities registered pursuant to Section 12(b) of the Act: N/A

Class A Common Stock, $0.001 par value	SRAX	N/A
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of March 6, 2025, there were 29,150,262 shares of Class A common stock were issued and outstanding.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein as well as our Annual Report on Form 10-K for the year ended December 31, 2022, including the “Risk Factors” section contained therein. As used in this Quarterly Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “SRAX,” “Registrant” refer to SRAX, Inc. and its subsidiaries. LD Micro was divested pursuant to an Agreement and Plan of Merger that closed on March 3, 2023. Any reference to “BIGToken” and “BIGToken, Inc.,” or the “BIGToken Project” refer to the Company’s previously wholly owned subsidiary, BIGToken, Inc. and the assets used in its operations. BIGToken was divested pursuant to a share exchange agreement that closed on February 4, 2021. Also, any reference to “common share” or “common stock,” refers to our $0.001 par value Class A common stock.

Unless otherwise stated, the information which appears on our web sites www.srax.com are not part of this report and are specifically not incorporated by reference.

3

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SRAX, Inc. and Subsidiaries

SRAX, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$765,000	$7,000
Accounts receivable - net	98,000	157,000
Contracts receivable	-	328,000
Marketable securities	7,369,000	7,931,000
Designated assets for return of capital	112,000	100,000
Due from related party	-	263,000
Prepaids and other	219,000	67,000
Total Current Assets	8,563,000	8,853,000

Other Assets
Marketable securities	5,792,000	1,255,000
Designated assets for return of capital	13,000	70,000
Property and equipment - net	50,000	59,000
Operating lease - right of use asset - net	91,000	127,000
Goodwill	-	7,706,000
Total Other Assets	5,946,000	9,217,000

Total Assets	$14,509,000	$18,070,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$8,160,000	$10,453,000
Accounts payable and accrued expenses - related party	155,000	159,000
Deferred revenue	2,984,000	7,367,000
Other	663,000	1,451,000
Operating lease liability	77,000	114,000
Convertible notes payable - net	1,198,000	1,181,000
Series A, redeemable preferred stock	953,000	994,000
Total Current Liabilities	14,190,000	21,719,000

Long Term Liabilities
Senior secured revolving credit facility - net	5,621,000	5,600,000
Total Long Term Liabilities	5,621,000	5,600,000

Total Liabilities	19,811,000	27,319,000

Stockholders’ Deficit
Series A, preferred stock, $0.001 par value, 50,000,000 shares authorized, 36,462,417 shares issued and outstanding, respectively	-	-
Series B, convertible preferred stock, $0.001 par value, 9,000,000 shares authorized, 63,743 and none issued and outstanding, respectively	-	-
Class A, common stock, $0.001 par value, 250,000,000 shares authorized, 28,888,390 and 26,323,579 shares issued and outstanding, respectively	28,000	26,000
Additional paid-in capital	54,036,000	52,718,000
Accumulated deficit	(59,366,000)	(61,993,000)
Total Stockholders’ Deficit	(5,302,000)	(9,249,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,509,000	$18,070,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$4,014,000	$7,499,000

Costs and expenses
Cost of revenues	149,000	2,798,000
Depreciation and amortization	9,000	187,000
General and administrative expenses	2,966,000	5,842,000
Total costs and expenses	3,124,000	8,827,000

Income (loss) from operations	890,000	(1,328,000)

Other income (expense)
Interest expense	(299,000)	(312,000)
Realized loss - marketable securities	(3,029,000)	(1,053,000)
Unrealized gain - marketable securities	2,521,000	6,366,000
Realized loss - designated assets	(7,000)	(116,000)
Unrealized gain (loss) - designated assets	(34,000)	89,000
Change in fair value - Series A, redeemable preferred stock	41,000	126,000
Interest income	-	9,000
Gain on disposal of subsidiary (LD Micro, Inc.)	594,000	-
Other income (expense)	1,950,000	(53,000)
Total other income (expense) - net	1,737,000	5,056,000

Net income	$2,627,000	$3,728,000

Net income per share - basic and diluted
Basic	$0.09	$0.14
Diluted	$0.07	$0.13

Weighted average number of shares outstanding - basic and diluted
Basic	27,863,831	26,032,055
Diluted	35,605,627	28,193,714

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2023

(Unaudited)

	Series A - Preferred Stock		Series B - Convertible Preferred Stock		Common Stock - Class A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2022	-	$-	-	$-	26,323,579	$26,000	$52,718,000	$(61,993,000)	$(9,249,000)
Asset purchase - DNA Holdings, Inc.	-	-	63,743	-	1,313,127	1,000	1,255,000	-	1,256,000
Cashless exercise of warrants for common stock	-	-	-	-	1,251,684	1,000	(1,000)	-	-
Share based compensation	-	-	-	-	-	-	64,000	-	64,000
Net income	-	-	-	-	-	-	-	2,627,000	2,627,000
March 31, 2023	-	$-	63,743	$-	28,888,390	$28,000	$54,036,000	$(59,366,000)	$(5,302,000)

	Series A - Preferred Stock		Common Stock - Class A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
December 31, 2021	-	$-	25,995,172	$26,000	$51,075,000	$(30,355,000)	$20,746,000
Share based compensation (benefit) - employees	-	-	-	-	358,000	-	358,000
Shares issued for cashless exercise of employee options - net of taxes - related party			58,124	-	(101,000)	-	(101,000)
Net income	-	-	-	-	-	3,728,000	3,728,000
March 31, 2022	-	$-	26,053,296	$26,000	$51,332,000	$(26,627,000)	$24,731,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating activities
Net income	$2,627,000	$3,728,000
Adjustments to reconcile net income to net cash used in operations
Realized loss - marketable securities	3,029,000	1,053,000
Unrealized (gain) loss - marketable securities	(2,521,000)	(6,366,000)
Realized loss - designated assets	7,000	116,000
Unrealized (gain) loss - designated assets	34,000	(89,000)
Change in fair value - Series A, redeemable preferred stock	(41,000)	(126,000)
Gain on disposal of subsidiary (LD Micro, Inc.)	(594,000)	-
Amortization of right-of-use assets	36,000	30,000
Amortization of debt discount/debt issue costs	108,000	17,000
Stock based compensation	64,000	358,000
Bad debt expense	49,000	27,000
Securities received in exchange for customer reset shares and other income	(865,000)	-
Depreciation and amortization of intangible assets	9,000	203,000
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	10,000	(247,000)
Contracts receivable	328,000	-
Due from related party	263,000	-
Prepaid and other	(152,000)	(340,000)
Designated assets for return of capital	-	(169,000)
Increase (decrease) in
Accounts payable and accrued expenses	(2,293,000)	2,432,000
Accounts payable and accrued expenses - related party	(4,000)	-
Deferred revenue	(4,383,000)	(5,924,000)
Other	(788,000)	6,000
Operating lease liability	(37,000)	(37,000)
Net cash used in operating activities	(5,114,000)	(5,328,000)

Investing activities
Cash acquired in connection with sale of subsidiary (LD Micro, Inc.)	4,000,000	-
Cash acquired in connection with asset purchase (DNA Holdings, LLC)	1,000,000	-
Proceeds from sale of digital assets (crypto) - acquired from DNA Holdings, Inc.	256,000	-
Proceeds from sale of marketable securities	682,000	1,277,000
Proceeds from sale of designated assets	4,000	268,000
Acquisition of property and equipment	-	(16,000)
Acquisition of intangible assets	-	(243,000)
Other	-	(7,000)
Net cash provided by investing activities	5,942,000	1,279,000

Financing activities
Repayments on senior secured revolving facility	(70,000)	-
Payment for taxes related to settlement of restricted stock units	-	(101,000)
Proceeds from factoring facilities, net of repayments	-	3,153,000
Net cash provided by financing activities	(70,000)	3,052,000

Net increase (decrease) in cash	758,000	(997,000)

Cash - beginning of period	7,000	1,348,000

Cash - end of period	$765,000	$351,000

Supplemental disclosure of cash flow information
Cash paid for interest	$350,522	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Marketable securities received in exchange for accounts receivable	$-	$9,787,000
Sale of subsidiary (LD Micro, Inc.)	$594,000
Issuance of Series B, convertible preferred stock and issuance of Class A, common stock - Asset purchase - DNA Holdings, LLC	$1,256,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 1 - Organization and Nature of Operations

SRAX, Inc. (“SRAX,” “we,” “us,” “our” or the “Company”) is a Delaware corporation formed on August 2, 2011. SRAX is headquartered in Westlake Village, California but operates as a distributed virtual Company.

As of December 31, 2022, the consolidated financial statements consist of SRAX and its wholly owned subsidiary LD Micro, Inc. (“LD”, “LD Micro”, “LD Micro, Inc.” or “LDMI”). See below regarding the sale and disposition of LD.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

LD Micro and Related Disposal of Subsidiary

Through LD Micro, Inc., the Company organized and hosted investor conferences within the micro and small cap markets.

Deconsolidation and Gain on Disposal of Subsidiary - LD Micro, Inc.

On March 3, 2023 (“date of disposal”), the Company disposed of its subsidiary LD through a sale to Freedom Holding, Corp. (Nasdaq: “FRHC”).

In connection with the sale, the Company received aggregate consideration of $8,300,000 as follows:

●	$4,000,000, and
●	59,763 shares of FRHC, having a fair value of $4,300,000 ($71.95/share), based upon the volume weighted average of the daily closing sales prices of FRHC for the thirty (30) consecutive trading days ending on the three (3) trading days prior to the closing.

As a result of the sale of our subsidiary, we deconsolidated our entire ownership interest in LD from our consolidated financial statements beginning with the quarter ended March 31, 2023. The financial results of LD have been included in the Company’s operations up to the date of disposal. Additionally, we recognized a gain on disposal of $594,000, which is included as a component of other income (expense), as follows:

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

The disposal did not qualify as a discontinued operation because it did not represent a strategic shift that had a major effect on the Company’s operations and financial results, as defined by ASC 205-20. Additionally, LD Micro, Inc. also did not represent a separate line of business requiring segment disclosure.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Basis of Presentation and Rounding

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on September 20, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

The amounts in the accompanying unaudited consolidated financial statements and notes are presented in thousands (except per share amounts), unless otherwise stated. As a result, certain totals may not sum due to rounding.

Note 2 - Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	Net income of $2,627,000; and
●	Net cash used in operations was $5,114,000

Additionally, at March 31, 2023, the Company had:

●	Accumulated deficit of $59,366,000
●	Stockholders’ deficit of $5,302,000; and
●	Working capital deficit of $5,627,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on third parties for debt based funding of its operations. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its service offerings.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2024, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these unaudited consolidated financial statements.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $765,000 at March 31, 2023.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieve profitable operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Acquisition of DNA Holdings, LLC (“DNA”) (Asset Purchase) – Former Related Party

Summary of Assets Acquired from DNA

On February 3, 2023, the Company closed an asset purchase agreement and acquired the following assets from DNA, having a fair value of $1,256,000:

●	Cash ($1,000,000),
●	Digital crypto assets ($256,000); and
●	Equity investments in three (3) private companies accounted for under the cost method ($0).

DNA is controlled by a former member of our Board of Directors.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Accounting Guidance – Asset Purchase Determination

Under the business combination guidance in ASC 805, an entity applies the screen test to determine whether a transaction constitutes a business combination or an asset acquisition. According to ASC 805-10-55-3A, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction does not meet the definition of a business and is instead accounted for as an asset acquisition.

Based on this analysis, the Company determined that the screen test was met and that the acquisition did not qualify as a business combination under ASC 805, Business Combinations.

The Company classified the acquired assets into one distinct group:

Financial Assets (Cash, Crypto Assets, and Private Company Investments)

These assets do not constitute a business under ASC 805 as they lack inputs and processes necessary to generate outputs. Specifically:

●	Cash acquired – Cash alone is not considered a business and was subsequently used for working capital purposes.
●	Private company investments (<10% ownership) – These were classified as cost method investments rather than a business.
●	Digital crypto assets – The Company liquidated these assets for working capital, and they do not function as a business.

Asset Acquisition Accounting Treatment

Since the primary identifiable assets acquired were a group of similar assets, none of which were deemed to be a business, the Company concluded that this transaction met the screen test and should be classified as an asset acquisition under ASC 805-50.

Under ASC 805-50, asset acquisitions require the acquirer to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity, allocated on a relative fair value basis, which includes consideration given.

Additionally, because this was an asset acquisition rather than a business combination, the transaction did not result in the recognition of goodwill or other identifiable intangible assets.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Valuation Considerations

The Company paid aggregate consideration of the following in accordance with the asset purchase agreement:

●	1,313,127 shares of common stock; and
●	63,743 shares of Series B, Non-Voting, Convertible Preferred Stock

The Company evaluated the transaction under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurement, and ASC 805, Business Combinations, to determine the appropriate valuation approach. Based on this assessment, the Company concluded that this asset purchase was, in substance, an equity offering of its securities at a significant discount rather than a business combination or asset acquisition for accounting purposes.

As a result, the Company measured the fair value of the equity securities issued based on the value of the cash and crypto assets received, as this represented the best available evidence of fair value in accordance with ASC 820-10-30 (Fair Value Measurement – Determining Fair Value in Transactions).

Furthermore, in evaluating the fair value of the acquired assets:

The Company was unable to verify the fair value of the private company positions acquired on the acquisition date or within one year (1) from the acquisition date.

Given the lack of observable market inputs or a reliable valuation methodology, management determined that these assets should be recorded at $0, in accordance with ASC 820-10-35, which emphasizes that fair value should be based on market participant assumptions and available observable inputs.

The Company determined that this asset purchase was in substance an equity offering of its securities at a significant discount, and therefore has valued the equity securities issued equal to the value of the cash and crypto assets received, which represented the best evidence of fair value in this transaction.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

For the three months ended March 31, 2023 and 2022, the Company recorded no impairment losses, respectively.

Goodwill at March 31, 2023 and December 31, 2022, was $0 and $7,706,000 (solely related to the acquisition of LD Micro, Inc. prior to 2021 and sale in 2023), respectively.

Deconsolidation of Subsidiary (Gain or Loss on Disposal)

A subsidiary is deconsolidated from the Company’s financial statements when the Company no longer has a controlling financial interest in the subsidiary. This generally occurs when the Company loses control through a sale, transfer, or other means, including the expiry of a contractual agreement.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

See Note 1 for disposal of LD.

Business Segments and Concentrations

The Company determines its reportable segments in accordance with the “management approach” as outlined in ASC 280, Segment Reporting. Under this approach, an entity’s operating segments are identified based on the internal financial information that is regularly reviewed by the Chief Operating Decision Maker (CODM) (the Company’s Chief Executive Officer) to allocate resources and assess performance.

After evaluating the nature of the Company’s operations, the CODM has determined that the Company operates as a single reportable segment because:

●	The Company’s business activities are managed and evaluated on a consolidated basis rather than through multiple discrete operating segments.
●	The CODM reviews a single set of financial information to make key decisions regarding resource allocation and performance assessment.
●	The Company offers products and services that share similar economic characteristics, customers, and distribution methods, supporting aggregation into a single reportable segment.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

As a result, the Company reports its financial results on a consolidated basis, and no additional segment disclosures are required under ASC 280-10-50.

Use of Estimates

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make significant estimates and assumptions that impact:

●	The reported amounts of assets and liabilities,
●	The disclosure of contingent assets and liabilities at the financial statement date, and
●	The recognition of revenues and expenses during the reporting period.

These estimates are based on management’s best judgment, historical experience, and various other factors, including assumptions about future events. While management believes that these estimates are reasonable, actual results may differ from these estimates, and such differences could be material.

Significant estimates during the three months ended March 31, 2023 and 2022, respectively, include:

●	revenue recognition (receipt of marketable securities for services to be rendered at fair value),
●	valuation of marketable securities (including impairment losses), using a third party independent valuation expert,
●	allowance for doubtful accounts and other receivables,
●	valuation of loss contingencies,
●	valuation of goodwill and intangibles and related impairments,
●	valuation of stock-based compensation (common and preferred stock, stock options and warrants),
●	estimated useful lives related to intangible assets and related impairments (including goodwill),
●	estimated useful lives related to property and equipment and related impairments,
●	implicit interest rate in right-of-use operating leases,
●	purchase price for acquisitions,
●	uncertain tax positions; and
●	valuation allowance on deferred tax assets.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to rapid changes in consumer demand, evolving market trends, and technological advancements. As a result, the Company’s operations are exposed to significant financial, operational, and strategic risks, including the potential risk of business failure.

Additionally, the Company has experienced, and may continue to experience, variability in sales and earnings due to several factors, including but not limited to:

1.	Industry Cyclicality – The Company operates in an industry that is inherently cyclical, with periods of strong demand followed by potential downturns.
2.	Macroeconomic Conditions – General economic factors, including inflation, interest rate fluctuations, changes in consumer spending patterns, and potential recessions, may adversely impact demand for the Company’s products and services.
3.	Market Price Volatility – The Company’s financial performance is influenced by fluctuations in pricing and competitive pressures related to the distribution of its services.
4.	Regulatory and Compliance Risks – Changes in government regulations, industry standards, or compliance requirements could increase operating costs or limit market opportunities.
5.	Supply Chain and Operational Disruptions – The Company’s ability to deliver its services may be affected by logistical challenges, supplier constraints, or unforeseen external disruptions.

Due to these and other risk factors, predicting future operating results with certainty is challenging. The Company continuously evaluates market conditions and implements strategic measures to mitigate these uncertainties; however, there can be no assurance that such measures will be successful in addressing potential risks.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

See Note 11 for Level 1,2 and 3 disclosures.

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses are carried at historical cost.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

At March 31, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Debt Securities

The Company does not have any debt securities as of March 31, 2023 and December 31, 2022, respectively.

Warrants

Warrants are initially valued at cost, if acquired for cash, or at intrinsic value.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

At March 31, 2023 and December 31, 2022, respectively, the Company had $314,000 and $0 in excess of the federally insured limit.

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

Accounts receivable at March 31, 2023 and December 31, 2022, is as follows:

	March 31, 2023	December 31, 2022

Accounts receivable	$129,000	$271,000
Less: allowance for doubtful accounts	31,000	114,000
Accounts receivable - net	$98,000	$157,000

There was bad debt expense of $49,000 and $27,000 for the three months ended March 31, 2023 and 2022, respectively.

Bad debt expense (recoveries) are recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Contracts Receivable

Contracts receivable represents amounts for which non-cancellable revenue contracts with customers have been finalized but the payment in the form of securities issued by the customer have not been received by the Company.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Contracts receivable are also adjusted based on their fair value at each reporting period as an adjustment to the consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recorded a loss on fair value of $0, respectively.

Allowance for doubtful contracts receivable was $0 at March 31, 2023 and December 31, 2022, respectively.

There was bad debt expense (recovery) of $0 for the years ended March 31, 2023 and 2022, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

At March 31, 2023 and December 31, 2022, contracts receivables were $0 and $328,000, respectively.

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

Certain marketable securities with restrictions exceeding 12 months were excluded from current asset classification.

At March 31, 2023 and December 31, 2022, the Company has classified all of its marketable securities as trading, based upon our intent to sell them in the near term.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

For the three months ended March 31, 2023 and 2022, the Company recorded an impairment loss of $0, respectively.

Marketable securities were $13,161,000 and $9,186,000 at March 31, 2023 and December 31, 2022, respectively.

See Note 6 for additional disclosure of our marketable securities at fair value.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Long-lived Assets and Related Impairments of Goodwill and Intangible Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable, but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Impairment loss for goodwill was $0, for the three months ended March 31, 2023 and 2022, respectively.

Impairment loss for intangible assets was $0, for the three months ended March 31, 2023 and 2022, respectively.

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

Impairment loss was $0, for the three months ended March 31, 2023 and 2022, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 12 regarding operating leases.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2023 and December 31, 2022, which consist of convertible notes payable and has determined that such instruments do not qualify for treatment as derivative liabilities as they do not meet the criteria for liability classification under ASC 815.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, respectively, the Company had no derivative liabilities.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Series A, Redeemable, Preferred Stock Liability

The preferred stock liability represents the obligation to pay dividends to holders of Series A Preferred Stock upon the liquidation of designated marketable securities held specifically for this purpose. These preferred shares do not confer any residual equity interest in the Company beyond the scheduled dividend payments.

In accordance with U.S. GAAP, the Company has classified Series A, Redeemable, Preferred Shares as liability instruments rather than equity, as they effectively represent a contractual obligation to transfer cash (or other financial assets) upon the liquidation of the designated securities. Specifically:

●	The preferred shares entitle holders to dividend payments upon liquidation of the specified assets.
●	Once the payments are made, the designated assets automatically return to the Company, and the holders retain no further rights to equity or residual interests.
●	Given these characteristics, the Series A shares meet the criteria for liability classification under ASC 480, Distinguishing Liabilities from Equity.

The Certificate of Designation of Preferences, Rights, and Limitations of Series A Non-Voting Preferred Stock states that dividends shall only be paid if the Board of Directors determines that such distributions comply with the applicable provisions of the Delaware General Corporation Law (DGCL) and other governing laws.

As of March 31, 2023, and December 31, 2022, the Series A redeemable preferred stock liability was $953,000 and $994,000, respectively.

For additional details, see Note 16.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company generates revenue primarily from two (2) sources: its Sequire SaaS platform and its LD Micro, Inc. subsidiary (prior to the disposal of LD in March 2023 – see Note 1).

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

See Notes 6 and 11 regarding our marketable securities and related fair value discussions.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and 2022, for each of our outstanding revenue streams we only had a distinct single performance obligation.

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

At March 31, 2023 and December 31, 2022, the Company had deferred revenue of $2,984,000 and $7,367,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023		2022

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Sequire SaaS platform revenue	$4,004,000	99.75%	$7,499,000	100.00%
LD Micro, Inc. - conference revenue	10,000	0.25%	-	0.00%
Total Revenues	$4,014,000	100%	$7,499,000	100%

Geographic Concentrations

For the three months ended March 31, 2023 and 2022, the Company earned revenues from customers in various countries as follows:

Geographic Location	Three Months Ended March 31,
Country	2023	2022
United States	99.41%	74.80%
Canada	0.39%	24.20%
Other	0.20%	1.00%
	100%	100%

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

As of March 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2023 and 2022, respectively.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of revenues in the consolidated statements of operations.

The Company recognized $3,000 and $21,000 in marketing and advertising costs during the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, as well as for transactions in which an entity incurs liabilities based on the fair value of its equity instruments or that may be settled through the issuance of such instruments.

Fair Value Determination

The Company determines fair value for equity instruments granted to employees and non-employees using the Black-Scholes option pricing model.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The fair value of stock-based compensation is measured as of:

●	The grant date (for employee awards), or
●	The measurement date (for non-employee awards or awards with performance conditions, determined when service is completed).

The following key assumptions are considered when applying the Black-Scholes model:

●	Exercise price
●	Expected dividend yield
●	Expected stock price volatility
●	Risk-free interest rate
●	Expected life of the option

Stock Warrants

The Company may issue warrants to purchase shares of common stock in connection with:

●	Financing transactions (debt or equity issuance)
●	Consulting agreements
●	Collaboration arrangements

Warrants are considered standalone instruments, are not puttable or mandatorily redeemable, and are generally classified as equity awards.

The Company measures the fair value of warrants using:

●	The Black-Scholes option pricing model, for warrants classified as equity instruments.
●	A binomial pricing model, for warrants that meet the definition of a derivative liability under ASC 815, Derivatives and Hedging.

Accounting Treatment

●	Warrants issued in conjunction with common stock issuance → Initially recorded at fair value as a reduction of additional paid-in capital (APIC).
●	Warrants issued for services → Measured at fair value and expensed over the requisite service period or immediately if no service period exists.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share (EPS) in accordance with ASC 260, Earnings Per Share, specifically following the guidance outlined in ASC 260-10-45.

●	Basic earnings (loss) per share is computed in accordance with ASC 260-10-45-10 by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period.
●	Diluted EPS is computed in accordance with ASC 260-10-45-15, which requires that diluted EPS be calculated by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period.

Potentially Dilutive Securities

In accordance with ASC 260-10-45-19, potentially dilutive securities are considered in the diluted EPS calculation if their inclusion reduces earnings per share (i.e., is dilutive). The Company’s potentially dilutive securities may include:

●	Contingently issuable shares – Common stock that may be issued based on future events or performance conditions.
●	Stock options and warrants – Included using the treasury stock method under ASC 260-10-45-23, which assumes that proceeds from exercised options or warrants are used to repurchase shares at the average market price during the reporting period.
●	Convertible debt and preferred stock – Evaluated under ASC 260-10-45-21 using the if-converted method, which assumes that all convertible securities were converted into common stock at the beginning of the reporting period.

Anti-Dilution Considerations

In accordance with ASC 260-10-45-17, if a company incurs a net loss, diluted EPS is equal to basic EPS, as including potentially dilutive securities in the calculation would be anti-dilutive (i.e., would reduce the loss per share). This occurs when the convertible securities, stock options, or warrants would result in a higher loss per share if included in the diluted EPS calculation.

Accordingly, for periods in which the Company reports a net loss, all potentially dilutive common stock equivalents are excluded from the diluted EPS calculation.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Potentially Dilutive Equity Securities Outstanding

The following table summarizes the potentially dilutive securities outstanding as of March 31, 2023, and 2022 that were excluded from the computation of diluted EPS due to anti-dilution:

The following potentially dilutive equity securities outstanding as of March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Warrants	1,436,534	5,187,154
Stock options	683,670	654,281
Series B, preferred stock	63,743	-
Convertible debt	7,678,053	471,004
Total common stock equivalents	9,862,000	6,312,439

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Notes 18 and 19.

Based on the potential common stock equivalents noted above at March 31, 2023, the Company has sufficient authorized shares of common stock (250,000,000) to settle any potential exercises of its common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator
Net income (loss)	$2,627,000	$3,728,000

Denominator
Weighted average shares outstanding - basic	27,863,831	26,032,055
Effect of dilutive securities	7,741,796	2,161,659
Weighted average shares outstanding - diluted	35,605,627	28,193,714

Earnings loss per share - basic	$0.09	$0.14
Earnings loss per share - diluted	$0.07	$0.13

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company believes that all transactions with related parties during the three months ended March 31, 2023 and 2022, respectively, were conducted on terms equivalent to those prevailing in arm’s-length transactions with unrelated third parties.

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

At March 31, 2023 and December 31, 2022, the Company was owed $0 and $263,000, respectively, from its former Chief Financial Officer. The amounts due related to expense reimbursements.

At March 31, 2023 and December 31, 2022, the Company owed $155,000 and $159,000, respectively, to its Chief Executive Officer. Of the total amount due, $150,000 was for bonus compensation, with the balance related to payments made for corporate expenses.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 4 – Sale and Purchase of Accounts Receivable and Short Term Financings

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company bears the risk of credit loss on the contracts.

These transactions are accounted for as secured borrowing arrangements and not as a sale of financial assets.

During 2022, in connection with obtaining a senior secured revolving credit facility, proceeds from that facility were used to pay off the entire balance of outstanding borrowings.

The amount of borrowings outstanding at March 31, 2023 and December 31, 2022, was $0, respectively.

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

For the year ended December 31, 2022, all amounts had been repaid.

Note 5 – Note Receivable

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note receivable at March 31, 2023 and December 31, 2022 was $0, respectively.

Note 6 – Marketable Securities

The Company offers its customers the option to settle the contract price (for services rendered) in the customer’s issued and publicly trading securities or securities convertible into publicly traded securities, which could be in the form of common stock, convertible debt, preferred stock or warrants (see summary table below).

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

The following tables summarize the changes in the Company’s marketable securities during the three months ended March 31, 2023 and the year ended December 31, 2022:

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

	Common	Convertible	Preferred
	Stock	Debt	Stock	Warrants	Total
Balance - December 31, 2021	$10,735,000	$4,187,000	$599,000	$96,000	$15,617,000
Transfers	(356,000)	325,000	31,000	-	-
Additions	14,735,000	938,000	1,600,000	-	17,273,000
Sales of marketable securities	(4,960,000)	(261,000)	-	-	(5,221,000)
Realized loss on sale of marketable securities	(8,193,000)	(606,000)	-	-	(8,799,000)
Impairment - marketable securities	-	(3,664,000)	-	-	(3,664,000)
Change in fair value of marketable securities	(4,721,000)	453,000	(1,658,000)	(94,000)	(6,020,000)
Balance - December 31, 2022	7,240,000	1,372,000	572,000	2,000	9,186,000
Reclassifications related to prior year balances	(1,138,000)	1,200,000	(62,000)	-	-
Acquisitions - sale of subsidiary (LD Micro, Inc.)	4,300,000	-	-	-	4,300,000
Securities received in exchange for customer reset shares and other income	661,000	-	204,000	-	865,000
Sales and dispositions	(682,000)	-	-	-	(682,000)
Realized Loss	(3,029,000)	-	-	-	(3,029,000)
Change in fair value of marketable securities	1,189,000	1,242,000	90,000	-	2,521,000
Balance - March 31, 2023	$8,541,000	$3,814,000	$804,000	$2,000	$13,161,000

Marketable securities are classified as follows in the accompanying consolidated balance sheets:

Classification	March 31, 2023	December 31, 2022
Short-term	$7,369,000	$7,931,000
Long-term	5,792,000	1,255,000
Total	$13,161,000	$9,186,000

The Company’s sales of its marketable securities for the three months ended March 31, 2023 and 2022 was $682,000 and $1,277,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized losses of $3,029,000 and $1,053,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Concentration of Risk – Marketable Securities

The Company’s holdings in marketable securities subject the Company to concentrations of market risks since the sale of these securities are a material source of cash flow.

As of March 31, 2023 and 2022, the Company’s marketable securities holdings by significance are classified as follows:

Marketable Securities	Three Months Ended March 31,
Investments	2023	2022
Top 1	33%	16%
Top 5	73%	41%
Top 10	85%	58%

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 7 – Designated Assets for Return of Capital

In 2021, the Company issued a one-time dividend consisting of one share of Series A Preferred Stock to shareholders, debenture holders, and certain warrant holders.

The Board of Directors designated certain of the Company’s marketable equity securities (“Designated Assets”) to be used when liquidated, as a return of capital to these individuals.

The Company’s sales of its designated assets for the three months ended March 31, 2023 and 2022 was $4,000 and $268,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized losses of $7,000 and $116,000, respectively.

See Note 16 - Series A Preferred Stock for additional discussion.

The balance of designated assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Designate assets for return of capital	$125,000	$170,000
	$125,000	$170,000

Designated Assets for Return of Capital are classified as follows in the accompanying consolidated balance sheets:

Classification	March 31, 2023	December 31, 2022
Short-term	$112,000	$100,000
Long-term	13,000	70,000
Total	$125,000	$170,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following represents the activity related to designated assets for the three months ended March 31, 2023 and the year ended December 31, 2022:

Balance - December 31, 2021	$3,925,000
Distribution of cash - designated assets	(684,000)
Sales of designated assets	(506,000)
Realized loss	(1,803,000)
Change in fair value of designated assets	(762,000)
Balance - December 31, 2022	170,000
Sales of designated assets	(4,000)
Realized loss	(7,000)
Change in fair value of designated assets	(34,000)
Balance - March 31, 2023	$125,000

Note 8 - Property and Equipment

Property and equipment consisted of the following:

Type	March 31, 2023	December 31, 2022	Estimated Useful Lives (Years)

Computer, office equipment and furniture	$379,000	$379,000	3 - 7
Less: accumulated depreciation/amortization	(329,000)	(320,000)
Property and equipment - net	$50,000	$59,000

During the year ended December 31, 2022, the Company determined that certain assets were no longer in service and had no future economic benefit. As a result, an impairment loss of $41,000 was recorded.

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was as follows:

Depreciation and Amortization Expense
March 31, 2023	March 31, 2022
9,000	187,000

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 9 – Intangibles

At December 31, 2022, the Company performed an evaluation of its intangible assets and determined that all of these assets were deemed fully impaired.

For the year ended December 31, 2022, the Company recorded an impairment loss of $1,481,000. Prior to the impairment loss, the Company recorded amortization expense of $350,000.

At December 31, 2022, the Company reflected a balance of $0 for intangible assets.

Note 10 – Debt

The following represents a summary of the Company’s convertible notes payable and revolving credit facility, key terms, and outstanding balances at March 31, 2023 and December 31, 2022, respectively:

Convertible Notes Payable

General Terms

On June 25, 2020, the Company executed 12% original issue discount notes for $16,101,000, resulting in net proceeds of $14,169,000 (debt discount of $1,932,000). The notes bear interest at 12% and was originally due eighteen (18) months from the issue date on December 31, 2021. The purchase price consisted of $13,000,000 and the cancellation of $1,169,000 in outstanding debt. The Company’s obligations under these convertible notes are secured by all of the assets of the Company.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Conversion Rights (Fixed Price) – Convertible Notes Payable

These notes were initially convertible at the option of the holder at $2.69/share (see below for related amendments). These convertible notes do not have any price protection or price reset provisions with respect to future issuances of securities.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Additional extensions for the Company’s convertible notes and warrants were made on February 3, 2023, September 11, 2023, and December 9, 2024, respectively. The new maturity dates were amended to June 30, 2024, November 11, 2014 and now June 30, 2025.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Default

Subsequent to December 31, 2022, in March 2023, the convertible notes were defaulted upon since the Company failed to maintain an effective registration statement and was delisted from Nasdaq.

The extension to repay the debt in November 2024 and now August 2025 still required the Company to pay the default rate of interest. As noted above, the new maturity date is now June 30, 2025.

The following is a summary of the Company’s convertible notes payable – at March 31, 2023 and December 31, 2022:

Balance - December 31, 2021	$1,164,000
5% principal increases	165,000
Amortization of debt discount/issue costs	67,000
Repayments	(215,000)
Balance - December 31, 2022	1,181,000
Amortization of debt discount/issue costs	17,000
Balance - March 31, 2023	$1,198,000

The following is a detail of the Company’s convertible notes payable – at March 31, 2023 and December 31, 2022:

Convertible Notes Payable
Note Holders	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2023	December 31, 2022
Various	June 30, 2020	June 30, 2025	12.00%	18.00%	All assets	$1,216,000	$1,216,000
			Less: unamortized debt discount			18,000	35,000
						$1,198,000	$1,181,000

Senior Secured Revolving Credit Facility (Revolving Note)

General Terms

In August 2022, the Company entered into a two (2) year, senior secured revolving credit facility agreement (the “facility”) with a borrower to initially borrow up to $9,450,000. The facility is due at the earlier of August 2024 or event of default. On December 9, 2024, while the note was not placed into default by the lender, the revolving note was extended to August 9, 2025.

The loan maximum amount accessible is limited to $5,500,000 until the Company is current with its public reporting obligations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The loan is secured by all the assets of the Company and is guaranteed by the Company’s wholly owned subsidiary, LD Micro, Inc. The guarantee from LD Micro, Inc. was removed after the sale in March 2023.

The lender is entitled to receive 10% of the proceeds received by the Company from the sale of its marketable securities, so long as the facility is outstanding. These payments to the lender are in addition to any repayments made by the Company under the terms of the facility.

Warrants as Amended

As part of the transaction (in 2022), the Company also amended and restated the lender’s outstanding warrants to extend the maturity date of a total of 2,590,358 common stock purchase warrants until September 30, 2023.

During the year ended December 31, 2022, in connection with the extension of the maturity date for these warrants, the Company recorded a warrant modification expense of $1,788,000. This has been recorded as a component of interest expense in the accompanying consolidated statements of operations.

The fair value of the warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	1.14
Expected volatility	107%
Expected dividends	0%
Risk free interest rate	0.10%

See Notes 19 and 20 for discussion of warrants and related exercise of 2,178,172 of these warrants.

Cash Received by Company

In 2022, upon closing, the lender advanced $5,580,000 consisting of $4,930,000 in cash and the exchange of an existing outstanding $650,000 bridge note issued in July 2022 (which was outstanding for approximately 30 days at time of transaction). Upon the Company meeting certain conditions, the lender will advance up to an additional $3,870,000.

In 2022, as a result of converting the bridge note ($650,000) into the credit facility, the Company was required to pay a one-time fee of $72,000. The fee was recorded as additional interest expense, and increased the outstanding amount due to the lender.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Original Issue Discount

The facility contains an original issue discount of 10%, however, at any time after August 2023 (one year from issue date), original issue discount will increase to twelve percent (12%) in the event the Prime borrowing rate increases to 6.75%, and 18% in the event of default.

In connection with this facility, the Company recorded a debt discount of $750,000, which is being amortized over the life the note.

Conversion Price of the Facility and Related Conversion Price Amendments

The facility balance was initially convertible into shares of common stock at a conversion price of $15/share.

Additional amendments to the conversion price were made on February 3, 2023 and September 11, 2023, respectively.

As a result of these amendments, the Company’s conversion price of its facility was initially amended to $1 and now $0.25, respectively.

In connection with the September 11, 2023 extension, the lender is entitled to received 100% of the proceeds from the sale of any third party marketable securities held by the Company.

Loan Breakup Fee

In connection with obtaining this facility (in 2022), the Company was required to issue 33,000 shares of common stock to an unrelated lender (due to a failed public offering), as a breakup fee, having a fair value of $80,000 ($2.42/share), based upon the quoted closing trading price.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Default

At March 31, 2023, the facility was not in default. However, on December 9, 2024, the facility maturity date was extended to August 9, 2025.

The following is a summary of the Facility at March 31, 2023 and December 31, 2022:

Balance - December 31, 2021	$-
Facility principal	5,478,000
Conversion of bridge note into facility	650,000
Bridge note conversion fee (interest expense)	72,000
Debt discount	(750,000)
Amortization of debt discount/issue costs	150,000
Balance - December 31, 2022	5,600,000
Amortization of debt discount/issue costs	91,000
Repayments	(70,000)
Balance - March 31, 2023	$5,621,000

The following is a detail of the Facility at March 31, 2023 and December 31, 2022:

Senior Secured Revolving Credit Facility
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2023	December 31, 2022
Note #1	August 9, 2022	June 30, 2025	11.50%	18.00%	All assets	$6,131,000	$6,200,000
			Less: unamortized debt discount			510,000	600,000
						$5,621,000	$5,600,000

Debt Maturities

The following represents the gross amount of debt maturities (excluding unamortized debt discounts) for the Company’s various debt arrangements (principal balance) as follows:

For the Year Ended December 31,	Convertible Notes Payable	Senior Secured Credit Facility	Total

2025	$1,216,000	$6,131,000	$7,347,000
Total	$1,216,000	$6,131,000	$7,347,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 11 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Level 1, 2 and 3 Summary

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
Marketable securities	$5,482,000	$3,059,000	$4,620,000	$13,161,000
Designated assets for return of capital	13,000	112,000	-	125,000
Total assets	$5,495,000	$3,171,000	$4,620,000	$13,286,000

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Liabilities	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
Series A, redeemable preferred Stock	$-	$953,000	$-	$953,000
Total liabilities	$-	$953,000	$-	$953,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets		(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Marketable securities		$1,704,000	$4,398,000	$3,084,000	$9,186,000
Designated assets for return of capital		52,000	118,000	-	170,000
Contract receivables	*	-	124,000	204,000	328,000
Total assets		$1,756,000	$4,640,000	$3,288,000	$9,684,000

*	Represents a forward contractual right to receive securities pursuant to a revenue contract.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Liabilities	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
Series A, redeemable preferred Stock	$-	$994,000	$-	$994,000
Total liabilities	$-	$994,000	$-	$994,000

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2021		$2,154,000	$4,186,000	$96,000	$599,000	$7,035,000
Acquisitions		481,000	938,000	-	1,600,000	3,019,000
Sales and dispositions		(223,000)	(261,000)	-	-	(484,000)
Transfer out of level 3	A	(2,099,000)	(325,000)	-	(31,000)	(2,455,000)
Realized loss		(74,000)	(606,000)	-	-	(680,000)
Change in fair value	B	(239,000)	(1,361,000)	(94,000)	(1,657,000)	(3,351,000)
Balance - December 31, 2022		$-	$2,571,000	$2,000	$511,000	$3,084,000

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2022		$-	$2,571,000	$2,000	$511,000	$3,084,000
Acquisitions		-	-	204,000	-	204,000
Transfer into level 3		-	1,226,000	-	-	1,226,000
Transfer out of level 3	A	-	(1,226,000)	-	-	(1,226,000)
Change in fair value	B	-	1,242,000	90,000	-	1,332,000
Balance - March 31, 2023		$-	$3,813,000	$296,000	$511,000	$4,620,000

A	– Transfers out of level 3 related to investments that have been transferred to level 2 as well as designated assets for return of capital.

B	– Amounts for realized and unrealized gains (losses) are included in the accompanying consolidated statements of operations.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of March 31, 2023 and December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Three Months Ended March 31, 2023
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Debt	Discounted cash flow	Maturity	16 - 36 months
		Risk adjusted discount factor	24% - 25%

	Put option pricing model	Volatility	65% - 86%
		Risk-free interest rate	4.19% - 4.52%
		Dividend yield	0%
		Time to maturity	14 - 21 months

Year Ended December 31, 2022
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Debt	Discounted cash flow	Maturity	17 - 24 months
		Risk adjusted discount factor	19%

	Put option pricing model	Volatility	61% - 356%
		Risk-free interest rate	4.41% - 4.59%
		Dividend yield	0%
		Time to maturity	17 - 24 months

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Valuation Technique Refinements

During the three months ended March 31, 2023 and the year-ended December 31, 2022, respectively, the Company refined its valuation techniques to enhance consideration of unobservable inputs for the valuation of Level 2 and Level 3 marketable securities.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 12 – Commitments and Contingencies

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$91,000	$127,000

Liabilities

Operating lease liability	$77,000	$114,000

Weighted-average remaining lease term (years)	0.50	0.75

Weighted-average discount rate	18%	18%

The components of lease expense were as follows:

	March 31, 2023	March 31, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$36,000	$30,000
Lease liability expense in connection with obligation repayment	5,000	11,000
Total operating lease costs	$41,000	$41,000

Future minimum lease payments for the year ended December 31:

2023	$82,000
Total undiscounted cash flows	82,000
Less: amount representing interest	(5,000)
Present value of operating lease liability	77,000
Less: current portion of operating lease liability	77,000
Long-term operating lease liability	$-

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and the date of these financial statements, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably, other than the following matters:

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

Stock Market Manager, Inc., a company believed to be owned by Carl Dilley, filed a complaint against the Company in the Circuit Court of the Sixth Circuit in and for Pinellas County, Florida (Case No. 24-002894) claiming Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing seeking damages in the minimum amount of $1,246,235. The Company had the matter removed to the U.S. District Court for the Middle District of Florida. The Company intends to vigorously pursue its rights in this matter.

Subsequent to March 31, 2023, Homeland Insurance Company of New York (“Homeland”) filed a complaint on January 9, 2025 against SRAX. Homeland is seeking repayment of a deductible for the insurance policy that they made a payment for. They are seeking a repayment of $759,598. SRAX is in the process of filing a response to this complaint.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

At March 31, 2023 and December 31, 2022, the Company was not aware of any contingent liabilities that should be reflected in the accompanying unaudited consolidated financial statements.

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

Note 13 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
Accounts payable	$5,988,000	$7,476,000
Accrued liabilities	1,800,000	2,540,000
Accrued interest payable	331,000	424,000
Accrued commissions	41,000	13,000
Accounts payable and accrued liabilities	$8,160,000	$10,453,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 14 – Other Current Liabilities

At March 31, 2023 and December 31, 2022, other current liabilities were $663,000 and $1,451,000, respectively. These balances consisted primarily of amounts due to third parties who purchased our marketable securities in exchange for working capital at a discount to the value of the marketable securities sold. In these arrangements, the Company is required to repay a stated amount less any proceeds received from the securities that were sold by these third parties.

Note 15 – Payroll Protection Program Loan

During the year ended December 31, 2022, the PPP loan in the amount of $10,000 was forgiven. At December 31, 2022, the balance was $0.

Note 16 – Series A, Redeemable Preferred Stock Liability

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

Preferred stock liability represents amounts payable to holders of the Preferred Stock Series A shares upon the eventual liquidation of assets designated for the sole purpose of paying dividends. Accordingly, the Company classified the Series A Preferred Shares as liability instruments because in-substance, they represent a right to the payment of dividends upon the liquidation of specified assets, which are automatically returnable to the Company after the payments are made and feature no rights to further equity or residual interests in the Company. The Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Preferred Stock states dividend shall be paid conditioned upon, and subject to a determination by the Board that a distribution is not prohibited pursuant to applicable provisions of the DGCL or other applicable law.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following is a summary of the Company’s Series A, Redeemable, Preferred Stock at March 31, 2023 and December 31, 2022:

Balance - December 31, 2021	$3,925,000
Change in fair value of Series A, redeemable preferred stock	(2,566,000)
Series A, redeemable preferred stock - cash distribution	(365,000)
Balance - December 31, 2022	994,000
Change in fair value of Series A, redeemable preferred stock	(41,000)
Balance - March 31, 2023	$953,000

See Note 17.

Note 17 – Stockholders’ Deficit

At March 31, 2023 and December 31, 2022, the Company had three (3) and (2) classes of stock, respectively:

Preferred Stock and Designation of Series A, Preferred Stock

-	50,000,000 shares authorized
-	36,462,417 designated as Series A, redeemable preferred stock are issued and outstanding at March 31, 2023 and December 31, 2022, respectively. These shares are currently outstanding for the purpose of satisfying a dividend. See Note 16.
-	Par value - $0.001

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Preferred Stock and Designation of Series B, Preferred Stock

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

In September 2023, in connection with certain debt offerings, the conversion rate was reduced to $0.25/share. See Note 20.

As of March 31, 2023 and December 31, 2022, the Company had 63,743 and 0 shares issued and outstanding.

As of March 31, 2023 and December 31, 2022, the Company reflected common stock equivalents of 63,743 and 0 shares, respectively, related to its Series B, preferred stock.

Common Stock – Class A

-	250,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

As of March 31, 2023 and December 31, 2022, the Company has 28,888,390 and 26,323,579 shares issued and outstanding, respectively.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The total remaining authorization for future common share repurchases under our share repurchase program was $10,000,000 at March 31, 2023 and December 31, 2022, respectively.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Equity Transactions for the Three Months Ended March 31, 2023

Stock issued in Asset Purchase of DNA Holdings, LLC

In February 2023, the Company issued 1,313,127 shares of Class A, common stock, along with 63,743 shares of Class B, common stock, having a fair value of $1,256,000, based upon the fair value of the consideration received.

See Note 3.

Exercise of Warrants – Cashless

In February 2023, the Company issued 1,251,684 shares of common stock in connection with the cashless exercises of 2,178,172 warrants. These exercises will have a net effect of $0 on stockholders’ deficit. These warrants were exercised by the Company’s senior secured revolving credit facility lender.

Equity Transactions for the Year Ended December 31, 2022

Exercise of Stock Options – Cashless

The Company issued 65,729 shares of common stock (on a net basis) to non-executive employees in connection with the conversion of 327,667 stock options. This transaction had a net effect of $0 on stockholders’ deficit.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 18 - Stock Options

Stock option transactions for the three months ended March 31, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant
	Number	Average	Contractual	Date	Aggregate
Stock Options	of Options	Exercise Price	Term (Years)	Fair Value	Intrinsic Value
Outstanding - December 31, 2021	1,334,287	$3.02	2.39	$-	$1,969,000
Vested and Exercisable - December 31, 2021	870,750	$3.05	2.27	$-	$1,265,000
Unvested - December 31, 2021	461,030	$2.96	2.62	$-	$703,000
Granted	718,132	$4.27		$3.72
Exercised	(427,667)	$3.21
Cancelled/Forfeited	(266,333)	$3.28
Outstanding - December 31, 2022	1,358,419	$3.57	3.95	$-	$-
Vested and Exercisable - December 31, 2022	798,502	$3.41	3.82	$-	$-
Unvested - December 31, 2022	559,917	$3.79	4.13	$-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(393,415)	$3.64
Outstanding - March 31, 2023	965,004	$3.54	3.89	$-	$-
Vested and Exercisable - March 31, 2023	683,670	$3.45	3.74	$-	$-
Unvested - March 31, 2023	281,334	$3.75	4.24	$-	$-

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Black Scholes Option Pricing Model – Valuation

The fair value of all stock options granted during the year ended December 31, 2022 was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3.4 - 5
Expected volatility	90%
Expected dividends	0%
Risk free interest rate	1.55% - 1.60%

Stock Option Vesting Expense Recognition

During the three months ended March 31, 2023 and 2022, the Company recognized compensation of $64,000 and $358,000, respectively, related to vesting of these stock options.

Stock Option Compensation

During the year ended December 31, 2022, the Company reversed $1,139,000 of previously recognized stock based compensation which had not fully vested.

Additionally, during the year ended December 31, 2022, the Company recorded stock-based compensation for the year totaling $983,000 related to the vesting of its other share based payments.

Stock-based compensation expense (benefit) – net, for the three months ended March 31, 2023 and the year ended December 31, 2022 was $0 and $(156,000), respectively.

At March 31, 2023, the weighted average period in which unrecognized stock option compensation of $471,000 will be recognized and vest is 1.90 years.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 19 - Warrants

Warrant activity for the three months ended March 31, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2021	10,019,127	$5.21	0.47	$6,779,000
Vested and Exercisable - December 31, 2021	9,719,127	$5.22	0.41	$6,779,000
Unvested - December 31, 2021	300,000	$4.75	2.37	$-
Granted	-	$-
Exercised	(697,574)	$3.09
Cancelled/Forfeited	(6,633,335)	$6.50
Outstanding - December 31, 2022	2,688,218	$2.82	0.64	$-
Vested and Exercisable - December 31, 2022	2,688,218	$2.82	0.64	$-
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	(1,251,684)	$2.99
Cancelled/Forfeited	-	$-
Outstanding - March 31, 2023	1,436,534	$2.66	0.31	$-
Vested and Exercisable - March 31, 2023	1,436,534	$2.66	0.31	$-
Unvested - March 31, 2023	-	$-	-	$-

Warrant Transactions for the Year Ended December 31, 2022

Warrants Modification Expense

See Note 10 regarding the extension of debt and related warrant modification expense of $1,788,000 incurred in connection with the new terms.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 20 – Subsequent Events

Debt Arrangements

Debt Issued in 2023

Senior Secure Revolving Credit Facility – Loan Paydown

In April 2023, the Company sold 54,263 shares of Freedom Holding Corp. having a fair value of $2,657,000 to a lender. In lieu of cash proceeds, the lender reduced the outstanding balance of the outstanding senior secured revolving credit facility. See Note 10.

Original Issue Discount Convertible Notes Payable Issued with Warrants

New Note - Existing Lender

In September 2023, the Company executed a $454,000 original issue discount, convertible note payable, for net proceeds of $0. Additionally, the lender received 3,633,616, five (5) year warrants with an exercise price of $0.25/share. Since the note was already fully discounted on the issuance date, no additional debt discount was recorded in connection with the issuance of the related warrants. The note is non-interest bearing, is unsecured and was originally due November 2024. On December 9, 2024, the note was extended to September 29, 2025. There was no consideration paid in exchange for the extension of the maturity date. The warrants are due five (5) years from the date of issuance in September 2028. The holder of this note is also the senior secured revolving credit facility lender.

New Notes – Other Third Parties

During the period August 2023 – October 2023, the Company executed several convertible notes aggregating $564,000. These convertible notes issued had an original issue discount of $103,000, with the Company receiving net proceeds of up to $461,000. These notes are convertible at $0.25/share, are non-interest bearing, unsecured and mature one (1) year from the issuance date. As of the date of these financial statements, these notes are in default.

Additionally, these lenders were entitled to 200% warrant coverage on an as-converted basis, for 4,510,000 warrants. The warrants have an exercise price of $0.25/share and are due five (5) years from their date of issuance in August 2028 – October 2028.

The Company determined that in addition to the original issue discount recognized for these notes, the warrants provided an additional debt discount having a fair value of $373,000.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Black Scholes Option Pricing Model – Valuation

The fair value of these warrants ($373,000) was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	5
Expected volatility	207%
Expected dividends	0%
Risk free interest rate	4.60%

Debt Issued in 2024

Original Issue Discount Convertible Notes Payable

In March 2024, the Company executed convertible notes for $180,000. These convertible notes had an original issue discount of $30,000, with the Company receiving net proceeds of $150,000. These notes are convertible at $0.25/share, are non-interest bearing, unsecured and mature two (2) years from the issuance date in March 2026.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Modification of 2023 Stock Option Grants

In February 2024, 1,130,000 of the 1,180,000 stock options granted in August 2023 were modified by reducing the exercise price from $0.25/share to $0.015/share. The Company has determined that there was no incremental fair value associated with these modified awards, and as a result, no additional compensation was recorded.

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

Stock Issued for Services – Related Parties

In July 2023, the Company issued 500,000 shares of common stock, having a fair value of $190,000 ($0.38/share), based upon the quoted closing price, to advisory board members for future services to be rendered. The shares vest monthly over a period of one (1) year.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

As of the date of these unaudited consolidated financial statements, the merger transaction has not yet closed.

Prior to the completion of the merger, DNA currently holds approximately 35% of the issued and outstanding shares of common stock of the Company. In connection with this transaction, the Company will issue to the shareholders of DNA; 1,000 shares of newly created Series C, convertible preferred stock (see below), which shall be convertible into approximately 75.5% of the outstanding common stock of the Company (inclusive of the 35% already owned at the date of merger) in exchange for all issued and outstanding shares of DNA, resulting in a change in control.

Upon closing of the merger, DNA will have voting control, and this will be accounted for as a reverse acquisition. Since DNA will acquire a controlling voting interest, it will be deemed the accounting acquirer, while the Company will be deemed the legal acquirer.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Pro-Forma Unaudited Condensed Combined Financial Statements

The Company will file the requisite unaudited pro forma financial information after the merger closes on Form 8-K.

While pro forma adjustments related to SRAX’s assets and liabilities will be based on estimates of fair value determined from preliminary information received from SRAX and initial discussions between DNA and SRAX’s management, due diligence efforts, and information available in the historical audited financial statements of SRAX and the related notes, the detailed valuation studies necessary to arrive at the required estimates of the fair value of the SRAX assets to be acquired and the liabilities to be assumed, as well as the identification of all adjustments necessary to conform DNA and SRAX accounting policies, remain subject to completion.

DNA intends to complete the valuations and other studies upon completion of the transaction and will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year (1) following the closing date of the transaction. The assets and liabilities of SRAX have been measured based on various preliminary estimates using assumptions that DNA believes are reasonable, based on information that is currently available.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in our annual report for the year ended December 31, 2022 filed on Form 10-K and this quarterly report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Business Focus

During 2023, we have focused on the continued growth of our Sequire platform’s functionality. During the quarter ended March 31, 2023, the Company disposed of its subsidiary LD Micro, Inc.

Business

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. For a portion of the quarter ended March 31, 2023, we operated two distinct business units; however we operate in one business segment: As noted above, during this period, the Company disposed of its subsidiary LD Micro, Inc.

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

Sequire

The Sequire platform is a central hub where companies can manage certain administrative functions, reach out and engage with shareholders as well as identify potential new investors. The platform utilizes machine learning and advanced analytics to bring our clients actionable information that we believe can be used to maximize ROI through better investor and stockholder communications. Clients then can engage with targeted shareholder groups across marketing channels including email, social media, programming, and hyperlocal.

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

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	Net income of $2,627,000; and
●	Net cash used in operations was $5,114,000

Additionally, at March 31, 2023, the Company had:

●	Accumulated deficit of $59,366,000
●	Stockholders’ deficit of $5,302,000; and
●	Working capital deficit of $5,627,000

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on third parties for debt based funding of its operations. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its service offerings.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2024, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these unaudited consolidated financial statements.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $765,000 at March 31, 2023.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its services to achieve profitable operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Results of Operations – Three Months Ended March 31, 2023 and 2022

Revenues

Sequire Platform

Revenue from the Sequire platform is generated through licensing agreements, data services, marketing solutions, and investor insight services. Revenue is recognized using the percentage-of-completion method, primarily based on the duration of service provided to clients.

Conference Revenue

Conference revenue is derived from hosting investor conferences and securing sponsorships. Payments are received from presenting companies and sponsors participating in these events.

The following table provides a breakdown of revenues by type for the three months ended March 31, 2023, and 2022:

	For the Three Months Ended March 31,
	2023		2022		Year over Year Changes
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	$ Amount	% Change

Sequire SaaS platform revenue	$4,004,000	99.75%	$7,499,000	100.00%	$(3,495,000)	-46.61%
LD Micro - conference revenue	10,000	0.25%	-	0.00%	10,000	0.00%
Total Revenues	$4,014,000	100%	$7,499,000	100%	$(3,485,000)	-46.47%

Sequire SaaS platform revenues experienced a significant decline in 2023 compared to 2022. This decrease was primarily due to the Company’s transition from accepting marketable securities as compensation to a cash-only payment model for services rendered. In previous years, a substantial portion of Sequire’s revenue was derived from payments in the form of securities, which allowed for potential capital appreciation. However, this shift to a cash-based model resulted in slower customer acquisition and reduced overall revenue.

Revenue from LD Micro conferences remained minimal in both 2023 and 2022, reflecting the limited number of events held and the Company’s focus on other revenue-generating activities.

Operating Costs and Expenses

Cost of Revenue

Our cost of revenue primarily includes expenses associated with third-party media costs, data service fees, and third-party selling costs, as well as employee-related expenses and platform maintenance costs such as salaries, technology, and content hosting for Sequire. These costs are essential to delivering our platform services and marketing solutions.

If the estimated revenue expected from a contract is lower than the associated costs required to fulfill our obligations, the Company records a liability for the excess costs in the period in which this determination is made.

Depreciation and Amortization

Depreciation and amortization represent the allocation of costs associated with the acquisition of long-lived assets over their estimated useful lives. Our long-lived assets primarily include computer hardware, office equipment, and furniture. These expenses fluctuate based on capital expenditures, asset disposals, and periodic assessments of asset impairments.

General and Administrative Expenses

General and administrative (G&A) expenses consist of costs related to:

●	Human resources and employee benefits
●	Information technology infrastructure
●	Professional fees (legal, accounting, and consulting)
●	Facility overhead and office expenses
●	Other general corporate costs

We expect G&A expenses to increase due to the higher costs associated with operating as a stand-alone public company, particularly in relation to professional fees and regulatory compliance. However, G&A costs may fluctuate as a percentage of revenue in future periods based on changes in revenue growth, operational efficiencies, and cost-reduction initiatives.

The following table presents our operating expenses for the three months ended March 31, 2023, and 2022, respectively.

	For the Three Months Ended March 31,
	2023		2022		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Cost of revenues	$149,000	4.77%	$2,798,000	37.31%	$(2,649,000)	-94.67%
Depreciation and amortization	9,000	0.29%	187,000	2.49%	(178,000)	-95.19%
General and administrative expenses	2,966,000	94.94%	5,842,000	77.90%	(2,876,000)	-49.23%
Total Operating Expenses	$3,124,000	77.83%	$8,827,000	117.71%	$(5,703,000)	-64.61%

Analysis of Operating Expenses – Three Months Ended March 31, 2023, vs. 2022

Cost of Revenues

Cost of revenues decreased in 2023 compared to 2022, primarily due to a reduction in data and media costs associated with supporting the Company’s growth and expansion efforts. The decline in new customer acquisitions, as noted in the revenue discussion, directly impacted the fixed costs required to generate revenue, leading to lower overall expenditures in this category.

Depreciation and Amortization

Depreciation and amortization expenses declined significantly in 2023 due to a lower depreciable net book value of property and equipment. In the second quarter of 2022, the Company recorded an impairment loss of $1,481,000 related to various software assets that were no longer in use and lacked future economic benefit. As a result, depreciation and amortization expenses were significantly reduced in 2023.

General and Administrative Expenses

General and administrative (G&A) expenses declined significantly in 2023 compared to 2022. This reduction was driven by cost-cutting measures, including reductions in employee benefits, officer compensation, professional fees, and advertising expenses. Additionally, the Company implemented expense management initiatives, optimizing general corporate overhead where possible to improve operational efficiency.

Other Income (Expense) – Three Months Ended March 31, 2023, and 2022

For the three months ended March 31, 2023, and 2022, the Company’s other income (expense) was primarily influenced by marketable securities activity, which is subject to quarterly remeasurement based on market pricing adjustments. Key components included:

●	Marketable securities adjustments:

○	Other income (expense) not directly related to market pricing changes
○	Realized losses on marketable securities
○	Unrealized gains on marketable securities

Additionally, to a lesser extent, the Company recorded:

●	Losses on designated assets:

○	Realized loss on designated assets
○	Unrealized loss on designated assets

●	Changes in fair value of preferred stock

In 2023, the Company recognized a gain on the sale of its LD Micro subsidiary, whereas no such transaction occurred in 2022.

Interest expense remained relatively consistent between the two periods. Meanwhile, interest income in 2022 was negligible and did not significantly impact the Company’s financial performance.

The following table provides a detailed breakdown of other income (expense) for the three months ended March 31, 2023, and 2022.

	For the Three Months Ended March 31,
	2023		2022		Year over Year Changes
Other income (expense)	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Interest expense	$(299,000)	-17.21%	$(312,000)	-6.17%	$13,000	-4.17%
Realized gain (loss) - marketable securities	(3,029,000)	-174.38%	(1,053,000)	-20.83%	(1,976,000)	187.65%
Unrealized gain (loss) - marketable securities	2,521,000	145.14%	6,366,000	125.91%	(3,845,000)	-60.40%
Realized gain (loss) - designated assets	(7,000)	-0.40%	(116,000)	-2.29%	109,000	-93.97%
Unrealized loss - designated assets	(34,000)	-1.96%	89,000	1.76%	(123,000)	-138.20%
Change in fair value - preferred stock	41,000	2.36%	126,000	2.49%	(85,000)	-67.46%
Interest income	-	0.00%	9,000	0.18%	(9,000)	-100.00%
Gain on disposal of subsidiary (LD Micro, Inc.)	594,000	34.20%	-	0.00%	594,000	0.00%
Other income (expense)	1,950,000	112.26%	(53,000)	-1.05%	2,003,000	-3779.25%
Total Operating Expenses	$1,737,000	100%	$5,056,000	100%	$(3,319,000)	-65.64%

Net Income

The key components contributing to our net income are detailed in the preceding sections, including revenues, operating expenses, and other income (expense). These factors collectively influence our overall financial performance for the period.

The table below presents our net income for the three months ended March 31, 2023, and 2022, respectively.

	For the Three Months Ended March 31, 2023
	2023	2022	Year over Year Changes
	Amount	Amount	$ Amount	% Change
Net Income	$2,627,000	$3,728,000	$(1,101,000)	-29.53%

Cash Flows

Our cash, cash equivalents and marketable securities on hand at March 31, 2023 and December 31, 2022 were as follows:

			Period over Period Changes
	For the Three Months Ended	For the Year Ended	Increase (Decrease)
	March 31, 2023	December 31, 2022	$ Amount	% Change
Cash, cash equivalents and marketable securities	$13,926,000	$9,193,000	$4,733,000	51.48%

The Company relies exclusively on the liquidation of its marketable securities as its primary source of cash to meet ongoing operational and financial obligations. As a result, the Company’s liquidity position is directly impacted by fluctuations in the market value and liquidity of these securities. The ability to generate sufficient cash flow depends on timing, pricing, and market conditions, which may affect the Company’s ability to efficiently convert these assets into cash as needed.

The following table represents our net cash flows for the three month ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
	2023	2022	Period over Period Changes
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(5,114,000)	$(5,328,000)	$214,000	-4.02%
Investing activities	5,942,000	1,279,000	4,663,000	364.58%
Financing activities	(70,000)	3,052,000	(3,122,000)	-102.29%
Net change in cash and cash equivalents	$758,000	$(997,000)	$1,755,000	-176.03%

Cash Flows from Operating Activities

The Company’s primary use of cash in operations is to fund payments to media, data, and platform vendors, employee compensation, and various service providers. However, cash flow is significantly impacted by fluctuations in the valuation of marketable securities, which serve as our sole source of liquidity.

Additionally, our operating cash flows are influenced by non-cash transactions, including:

●	Amortization of right-of-use assets
●	Amortization of debt issuance costs and discounts
●	Stock-based compensation expenses
●	Bad debt expense

Changes in operating assets and liabilities—particularly receivables, payables, and deferred revenues—also have a material impact on our operating cash flows.

Given the Company’s transition to cash-based compensation for services rendered, we expect to continue using more cash than we generate from operations in the foreseeable future, as cash payments lack the potential for capital appreciation that marketable securities previously offered.

Cash flows used in operating activities decreased by $214,000 in 2023 compared to 2022, primarily due to the following factors:

Operating activities	March 31, 2023	March 31, 2022	Net Change
Net income	$2,627,000	$3,728,000	$(1,101,000)
Realized loss - marketable securities	$3,029,000	$1,053,000	$1,976,000
Unrealized (gain) loss - marketable securities	$(2,521,000)	$(6,366,000)	$3,845,000
Realized loss - designated assets	$7,000	$116,000	$(109,000)
Unrealized (gain) loss - designated assets	$34,000	$(89,000)	$123,000
Change in fair value - Series A, redeemable preferred stock	$(41,000)	$(126,000)	$85,000
Gain on disposal of subsidiary (LD Micro, Inc.)	$(594,000)	$-	$(594,000)
Amortization of right-of-use assets	$36,000	$30,000	$6,000
Amortization of debt discount/debt issue costs	$108,000	$17,000	$91,000
Stock based compensation	$64,000	$358,000	$(294,000)
Bad debt expense	$49,000	$27,000	$22,000
Securities received in exchange for customer reset shares and other income	$(865,000)	$-	$(865,000)
Depreciation and amortization of intangible assets	$9,000	$203,000	$(194,000)
Accounts receivable	$10,000	$(247,000)	$257,000
Contracts receivable	$328,000	$-	$328,000
Due from related party	$263,000	$-	$263,000
Prepaid and other	$(152,000)	$(340,000)	$188,000
Designated assets for return of capital	$-	$(169,000)	$169,000
Accounts payable and accrued expenses	$(2,293,000)	$2,432,000	$(4,725,000)
Accounts payable and accrued expenses - related party	$(4,000)	$-	$(4,000)
Deferred revenue	$(4,383,000)	$(5,924,000)	$1,541,000
Other	$(788,000)	$6,000	$(794,000)
Operating lease liability	$(37,000)	$(37,000)	$-
Net cash used in operating activities	$(5,114,000)	$(5,328,000)	$214,000

Cash Flows from Investing Activities

In 2023, the Company’s primary investing activities were driven by asset sales and liquidity-generating transactions, including:

●	Cash proceeds from the sale of LD Micro, Inc. (subsidiary divestiture)
●	Cash received from the asset purchase of DNA Holdings, LLC
●	Proceeds from the liquidation of digital assets (crypto) acquired from DNA Holdings, Inc.
●	Proceeds from the sale of marketable securities
●	Proceeds from the sale of designated assets

In comparison, 2022 investing activities primarily included:

●	Proceeds from the sale of marketable securities
●	Proceeds from the sale of designated assets
●	Capital expenditures related to property and equipment acquisitions
●	Acquisition of intangible assets
●	Other miscellaneous investing activities

The increase in cash flows from investing activities by $4,663,000 in 2023 compared to 2022 was primarily driven by:

●	The one-time cash proceeds from the sale of LD Micro, Inc.
●	The monetization of crypto assets acquired through the DNA Holdings, LLC transaction
●	Marketable securities liquidations to meet operational needs.

Cash flows provided by investing activities increased by $4,663,000 in 2023 compared to 2022, primarily due to the following factors:

Investing activities	March 31, 2023	March 31, 2022	Net Change
Cash acquired in connection with sale of subsidiary (LD Micro, Inc.)	4,000,000	-	$4,000,000
Cash acquired in connection with asset purchase (DNA Holdings, LLC)	1,000,000	-	$1,000,000
Proceeds from sale of digital assets (crypto) - acquired from DNA Holdings, Inc.	256,000	-	$256,000
Proceeds from sale of marketable securities	682,000	1,277,000	$(595,000)
Proceeds from sale of designated assets	4,000	268,000	$(264,000)
Acquisition of property and equipment	-	(16,000)	$16,000
Acquisition of intangible assets	-	(243,000)	$243,000
Other	-	(7,000)	$7,000
Net cash provided by investing activities	5,942,000	1,279,000	$4,663,000

Cash Flows from Financing Activities

In 2023, the Company’s primary financing activity was limited to:

●	Repayments on our senior secured revolving credit facility

By contrast, in 2022, financing activities included:

●	Payments for taxes related to the settlement of restricted stock units (RSUs)
●	Proceeds from our factoring facility, net of repayments

As a result, cash flows from financing activities decreased by $3,122,000 in 2023 compared to 2022, primarily due to:

●	The absence of proceeds from the factoring facility in 2023
●	Lower financing-related cash inflows compared to the prior year
●	A shift in reliance toward liquidating marketable securities instead of leveraging financing sources

Cash flows provided by financing activities decreased by $3,122,000 in 2023 from 2022 related to the following:

Financing activities	March 31, 2023	March 31, 2022	Net Change
Repayments on senior secured revolving facility	(70,000)	-	$(70,000)
Payment for taxes related to settlement of restricted stock units	-	(101,000)	$101,000
Proceeds from factoring facilities, net of repayments	-	3,153,000	$(3,153,000)
Net cash provided by financing activities	(70,000)	3,052,000	$(3,122,000)

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Liquidity and Capital Resource Requirements

We believe that our current sources of funds are insufficient to provide the necessary liquidity to meet our operational needs and remaining debt obligations over the next 12 months from the issuance date of these consolidated financial statements.

Our future capital requirements will depend on multiple factors, but our primary source of funding remains the sale of marketable securities received as consideration for the licensing of our Sequire platform and related services.

Dependence on Marketable Securities Sales

The Company’s ability to generate cash depends largely on the timely sale of its marketable securities. These sales are primarily conducted under Rule 144 of the Securities Act of 1933, which imposes restrictions and holding periods that can be unpredictable, making it difficult to forecast the timing and availability of cash flows.

Additionally, the Company’s marketable securities holdings are subject to:

●	Market price volatility, which affects their liquidation value
●	Legal restrictions, which impact the timing and feasibility of sales
●	Uncertainty around realization and conversion to cash

Additional Factors Impacting Cash Flow Uncertainty

Beyond marketable securities, our cash flow uncertainty is influenced by:

●	Subscription growth rates and renewal activity
●	Timing and amount of cash received from customers
●	Investment in sales and marketing expansion
●	Development efforts for new and enhanced products
●	Market adoption trends of the Sequire platform

Going Concern and Capital Raising Challenges

The Company anticipates that sales of its marketable securities will remain a critical funding source for the foreseeable future. However, this reliance creates substantial doubt about the Company’s ability to continue as a going concern.

To address liquidity challenges, we continually evaluate alternative financing options and may seek to raise additional capital. However, following our delisting from NASDAQ, raising capital through equity or debt offerings has become more difficult, as investors are historically less likely to invest in securities not listed on a national exchange.

Given these factors, the Company is actively exploring strategies to enhance liquidity, optimize cash flow, and mitigate financing risks to sustain ongoing operations.

Financing Arrangements

See Notes 6, 10, 11, 17 and 20 in the accompanying consolidated financial statements for a discussion of relevant financing arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the year ended December 31, 2022. Our critical accounting policies and significant estimates are regularly reviewed and discussed with our Audit Committee to ensure compliance and accuracy in financial reporting.

A detailed discussion of these policies can be found in Note 3 – Summary of Significant Accounting Policies within the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, filed with the SEC on September 20, 2024, for the fiscal year ended December 31, 2022.

Recently Issued Accounting Pronouncements

For additional information regarding recently issued accounting pronouncements and their potential impact on our financial statements, refer to Note 3 – Summary of Significant Accounting Policies in the accompanying notes to Consolidated Financial Statements, included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2023 because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the end of its most recent fiscal year.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company .

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on September 20, 2024 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent sales of unregistered securities

The following information is given with regard to unregistered securities sold since January 1, 2023. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof, relating to offers of securities by an issuer not involving any public offering:

On February 3, 2023, the Company closed an asset purchase agreement pursuant to which it acquired certain assets from DNA Holdings LLC (“DNA”). DNA is controlled by a former member of our Board of Directors. The Company paid aggregate consideration of $1,256,000 in accordance with the asset purchase agreement, including the following:

●	1,313,127 shares of common stock.
●	63,743 shares of Series B, Non-Voting, Convertible Preferred Stock.

Purchases of equity securities by the issuer and affiliated purchasers.

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

The total remaining authorization for future common share repurchases under our share repurchase program was $10,000,000 at March 31, 2023 and December 31, 2022, respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date
2.01	Asset Purchase Agreement dated February 3, 2023, by and between SRAX, Inc. and DNA Holdings, LLC		8-K	2.1	001-37916	2/9/2023
2.02 (1)	Agreement and Plan of Merger dated March 3, 2023 by and between SRAX, Inc., LD Micro, Inc., Freedom Holding Corp, Freedom US Markets, LLC and LDM Merger Sub, Inc.		8-K	2.1	001-37916	3/7/2023
2.03	Agreement and Plan of Merger between SRAX, Inc., DNA Holdings Venture, Inc. and DNA Merger Sub, Inc. dated May, 2024		8-K	1.01	001-37916	5/13/2024
3.01	Certificate of Incorporation, filed on 8/3/11		S-1	3.01(i)	333-179151	1/24/12
3.02	Certificate of Correction to Certificate of Incorporation, filed on 8/31/11		S-1	3.01(ii)	333-179151	1/24/12
3.03	Certificate of Amendment to Certificate of Incorporation authorizing 1:5 reverse stock split		8-K	3.5	000-54996	9/19/16
3.04	Certificate of Amendment to Certificate of Incorporation as Amended, effective 8/25/19		8-K	3.01(i)	001-37916	8/15/19
3.05	Amended and Restated Bylaws of Social Reality, Inc. adopted March 27, 2019		8-K	3.01(ii)	001-37916	4/2/19
3.06	Form of Certificate of Designation of preferences, Rights and Limitations of Series A Non-Voting Preferred Stock		8-K	3.01	001-37916	9/24/21
3.07	Certificate of Validation and Certificate of Increase filed on January 31, 2022		8-K	3.01(i)	001-37916	2/2/2022
3.08	Certificate of Designation of the Series B Non-Voting Convertible Preferred Stock		8-K	3.1	001-37916	2/9/2023
3.09	Amended and Restated Certificate of Designation Series B Preferred Stock		8-K	3.1	001-37916	4/2/2024
3.10	Certificate of Designation of the Series C Preferred Stock		8-K	5.03	001-37916	5/13/2024
4.01	Specimen of Class A Common Stock Certificate		8-A12B	4.1	001-37916	10/12/16
4.02	Class A Common Stock Purchase Warrant Issued to Investors in October 2014		8-K	4.7	000-54996	11/4/14
4.03	Warrant to Purchase Class A Common Stock issued October 30, 2014		8-K	4.8	000-54996	11/4/14
4.04	Class A Common Stock Warrant issued in September 2016 Offering		8-K	4.6	000-54996	10/6/16

4.05	Form of Class A Common Stock Warrant	8-K	4.4	000-54996	10/24/13
4.06	Class A Common Stock Warrant issued to T.R. Winston & Company issued 8/22/13	10-Q	4.5	000-54996	11/13/13
4.07	Form of Series B Common Stock Purchase Warrant issued in the January 2014 private placement	8-K	4.6	000-54966	1/27/14
4.08	Class A Common Stock Warrant issued to Investors in September 2016	8-K	4.6	000-54966	10/6/16
4.09	Class A Common Stock Warrant issued to Investors in January 2017 Offering	8-K	4.1	001-37916	1/4/17
4.10	Class A Common Stock Warrant issued to Investors in January 2017 Offering (2nd Warrant)	8-K	4.2	001-37916	1/4/17
4.11	Class A Common Stock Placement Agent Warrant issued in January 2017 Offering	8-K	4.3	001-37916	1/4/17
4.12	Class A Common Stock Placement Agent Warrant issued in October 2016 Offering	10-K	4.12	001-37916	3/31/17
4.13	Class A Common Stock Warrant issued in Leapfrog Media Trading Acquisition	10-K	4.13	001-37916	4/2/18
4.14	Form of 12.5% Secured Convertible Debenture issued in April 2017 Offering	8-K	4.2	001-33672	4/21/17
4.15	Class A Common Stock Warrant issued in April 2017 Offering	8-K	4.1	001-33672	4/21/17
4.16	Form of Class A Common Stock Placement Agent Warrant issued in April 2017 Offering	8-K	4.3	001-33672	4/21/17

4.17**	2016 Equity Compensation Plan	Def 14A	A	001-37916	1/20/17
4.18**	2014 Equity Compensation Plan	8-K	10.33	000-54996	11/10/14
4.19**	2012 Equity Compensation Plan	S-1	4.02	333-179151	1/24/12
4.20	Intentionally Left Blank
4.21	Intentionally Left Blank
4.22	Intentionally Left Blank
4.23	Class A Common Stock Warrant Issued to Investors and Placement Agents in October 2017 Offering	8-K	4.02	001-37916	10/27/17
4.24	Form of Placement Agent Warrant from April 2019 Offering	8-K	4.01	001-37916	4/10/19
4.25	Form of Series A Common Stock Warrant from August 2019 Offering	8-K	4.01	001-37916	8/14/19
4.26	Form of Series B and Series C Common Stock Warrant from August 2019 Offering	8-K	4.02	001-37916	8/14/19
4.27	Form of Placement Agent Warrant from August 2019 Offering	8-K	4.03	001-37916	8/14/19
4.28	Form of Class A common stock purchase warrant issued in February 2020 Offering	8-K	4.01	001-37916	3/5/20
4.29	Form of Original Issue Discount Senior Secured Convertible Debenture from June 2020 Offering	8-K	4.01	001-37916	6/30/20
4.30	Form of Warrant from June 2020 Offering	8-K	4.02	001-37916	6/30/20
4.31	Form of Placement Agent Warrant from June 2020 Offering	S-3	4.06	333-240270	7/31/20
4.32	Form of Original Issue Discount Convertible Debenture dated November 2, 2023	8-K	4.01	001-37916	11/6/2023
4.33	Form of Stock Purchase Warrant dated November 2, 2023	8-K	4.02	001-37916	11/6/2023
4.34	Form of Original Issue Discount Convertible Debenture dated March 5, 2024	8-K	4.01	001-37916	3/6/2024
4.35	Form of Original Issue Discount Convertible Debenture dated March 29, 2024	8-K	4.01	001-37916	4/3/2024
10.01	Purchase Agreement among Richard Steel, Steel Media, and Social Reality, dated 10/30/14	8-K	2.1	000-54996	11/4/14
10.02	Asset Purchase Agreement with LeapFrog Media Trading dated 4/20/17	10-K	10.02	001-37916	4/2/18
10.03	Amendment to Asset Purchase Agreement with Leapfrog Media Trading dated 8/17/17	10-K	10.03	001-37916	4/2/18
10.04	Transition Services Agreement in Leapfrog Media Trading Transaction	10-K	10.04	001-37916	4/2/18
10.05	Sample Leakout Agreement in Leapfrog Media Trading Transaction	10-K	10.05	001-37916	4/2/18
10.06	Form of Securities Purchase Agreement for April 2017 Offering	8-K	10.1	001-37916	4/21/17
10.07	Form of Security Agreement for April 2017 Offering	8-K	10.2	001-37916	4/21/17
10.08	Form of Registration Rights Agreement for April 2017 Offering	8-K	10.3	001-37916	4/21/17
10.09	Form of Securities Purchase Agreement for October 2017 Offering	8-K	10.01	001-37916	10/27/17

10.10**	Employment Agreement with Christopher Miglino dated 1/1/12	S-1	10.01	333-179151	1/24/12
10.11**	Form of Proprietary Information, Inventions and Confidentiality Agreement	S-1	10.03	333-179151	1/25/12
10.12**	Form of Indemnification Agreement with Officers and Directors	S-1	10.04	333-179151	1/25/12
10.13	Services Agreement with Servicios y Asesorias Planic, S.A. de cv dated 1/25/13	10-K	10.9	000-54996	3/31/15
10.14	Financing and Security Agreement with FastPay Partners, LLC	8-K	10.41	000-54996	9/23/16
10.15	Securities Purchase Agreement for January 2017 Offering	8-K	10.1	001-37916	1/4/17
10.16	Placement Agent Agreement for January 2017 Offering with Chardan Capital Markets	8-K	10.2	001-37916	1/4/17
10.17	Letter Agreement dated 1/5/17	10-K	10.35	001-37916	3/31/17
10.18	Insider Trading Policy adopted as of 2/23/16	10-K	10.36	001-37916	3/31/17
10.19	Form of Securities Purchase Agreement for April 2019 Offering	8-K	10.01	001-37916	4/10/19
10.20	Form of Placement Agent Agreement from April 2019 Offering	8-K	10.02	001-37916	4/10/19
10.21	Form of Securities Purchase Agreement from August 2019 Offering	8-K	10.01	001-37916	8/14/19
10.22	Form of First Placement Agent Agreement from August 2019 Offering	8-K	10.02	001-37916	8/14/19
10.23	Form of Second Placement Agent Agreement from August 2019 Offering	8-K	10.03	001-37916	8/14/19
10.24	Form of Term Loan and Security Agreement from February 2020 Offering	8-K	10.01	001-37916	3/5/20
10.25	Form of Intellectual Property Security Agreement from February 2020 Offering	8-K	10.02	001-37916	3/5/20
10.26	Form of Securities Purchase Agreement from June 2020 Offering	8-K	10.01	001-37916	6/30/20
10.27	Form of Registration Rights Agreement from June 2020 Offering	8-K	10.02	001-37916	6/30/20
10.28	Form of Security Agreement from June 2020 Offering	8-K	10.03	001-37916	6/30/20
10.29	Agreement and Plan of Merger dated September 4, 2020 between SRAX, Inc., Townsgate Merger Sub 1, and LD Micro, Inc.	8-K	10.01	001-37916	9/11/20
10.30	Lock-up agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.02	001-37916	9/11/20
10.31	Voting Proxy Agreement dated September 4, 2020 between SRAX and Christopher Lahiji	8-K	10.03	001-37916	9/11/20
10.32	Employment Agreement between SRAX and Christopher Lahiji Dated September 4, 2020	8-K	10.04	001-37916	9/11/20
10.33	Unit Redemption Agreement dated October 30, 2020 between SRAX and Halyard MD, LLC	8-K	10.01	001-37916	11/3/20
10.34	Unit Redemption Agreement dated October 30, 2020 between SRAX and MD CoInvest, LLC	8-K	10.02	001-37916	11/3/20
10.35	Share Exchange Agreement between SRAX, Force Protection Video Equipment Corp, and Paul Feldman, dated September 30, 2020	8-K	10.01	001-37916	10/4/20
10.36	Exchange Agreement with FPVD dated December 29, 2021	8-K	10.01	001-37916	12/30/21
10.37	Form of Contingent Value Right Agreement dated June 13, 2022	10-K	10.37	001-37916	10/12/2022
10.38	Form of Bridge Note dated July 1, 2022	10-K	10.38	001-37916	10/12/2022
10.39	Form of Safe entered into with BIGtoken on February 11, 2022	10-K	10.39	001-37916	10/12/2022

10.40	Form of Revolving Note from August 2022 Senior Secured Revolving Credit Facility		8-K	4.01	001-37916	8/12/22
10.41	Form of Credit Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.01	001-37916	8/12/22
10.42	Form of Guaranty Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.02	001-37916	8/12/22
10.43	Form of Security Agreement (SRAX) from August 2022 Senior Secured Revolving Credit Facility		8-K	10.03	001-37916	8/12/22
10.44	Form of Security Agreement (LD Micro) from August 2022 Senior Secured Credit Facility		8-K	10.04	001-37916	8/12/22
10.45	Form of Patent Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.05	001-37916	8/12/22
10.46	Form of Trademark Security Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.06	001-37916	8/12/22
10.47	Form of Pledge and Escrow Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.07	001-37916	8/12/22
10.48	Form of Registration Rights Agreement from August 2022 Senior Secured Revolving Credit Facility		8-K	10.08	001-37916	8/12/22
10.49	Form of Fee Letter from August 2022 Senior Secured Revolving Credit Facility		8-K	10.09	001-37916	8/12/22
10.50	Bill of Sale and Assignment and Assumption Agreement dated February 3, 2023, by and between SRAX, Inc. and DNA Holdings, LLC		8-K	10.1	001-37916	2/9/2023
10.51	Lock Up Agreement dated February 3, 2023 by and between SRAX, Inc. and DNA Holdings, LLC		8-K	10.2	001-37916	2/9/2023
10.52	Amendment and Waiver Agreement dated February 2, 2023 by and between SRAX, Inc. and the Signatories Thereto		8-K	10.3	001-37916	2/9/2023
10.53 (2)	Sponsorship Agreement dated March 3, 2023 by and between SRAX, Inc. and LD Micro, Inc.		8-K	10.1	001-37916	3/7/2023
10.54	Consent, Waiver and Release Agreement dated March 1, 2023 by and between SRAX, Inc., LD Micro, Inc. and ATW Opportunities Master Fund II, LP		8-K	10.2	001-37916	3/7/2023
10.55	Offer Letter entered with Alan Urban dated March 14, 2023		8-K	10.1	001-37916	3/21/2023
10.56	Form of Securities Purchase Agreement dated November 6, 2023		8-K	10.01	001-37916	11/6/2023
10.57	Form of Securities Purchase Agreement dated March 5, 2024		8-K	10.01	001-37916	3/6/2024
10.58	Form of Securities Purchase Agreement dated March 29, 2024		8-K	10.01	001-37916	4/3/2024
14.01	Code of Ethics and Conduct		S-1/A	99.1	001-37916	6/4/12
21.01	Subsidiaries of Registrant		10-K	21.1	001-37916	10/12/2022
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request

(2)	In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit.

105

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRAX, INC.

March 6, 2025	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial and accounting officer)

106