Form 10-Q
period 2023-06-30
SRAX, Inc.
filed 2025-04-30
CIK 1538217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

As of March 31, 2025, there were 29,438,262 shares of Class A common stock were issued and outstanding.

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

3

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SRAX, Inc. and Subsidiaries

SRAX, Inc. and Subsidiary

Consolidated Balance Sheets

For the Six Months Ended June 30, 2023

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets

Current Assets
Cash	$-	$7,000
Accounts receivable - net	64,000	157,000
Contracts receivable	-	328,000
Marketable securities	2,624,000	7,931,000
Designated assets for return of capital	20,000	100,000
Due from related party	-	263,000
Prepaids and other	77,000	67,000
Total Current Assets	2,785,000	8,853,000

Other Assets
Marketable securities	2,005,000	1,255,000
Designated assets for return of capital	16,000	70,000
Property and equipment - net	42,000	59,000
Operating lease - right of use asset - net	53,000	127,000
Goodwill	-	7,706,000
Total Other Assets	2,116,000	9,217,000

Total Assets	$4,901,000	$18,070,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$8,522,000	$10,453,000
Accounts payable and accrued expenses - related party	150,000	159,000
Deferred revenue	1,375,000	7,367,000
Other	802,000	1,451,000
Operating lease liability	40,000	114,000
Convertible notes payable - net	-	1,181,000
Series A, redeemable preferred stock	870,000	994,000
Total Current Liabilities	11,759,000	21,719,000

Long Term Liabilities
Convertible notes payable - net	1,294,000	-
Senior secured revolving credit facility - net	3,103,000	5,600,000
Total Long Term Liabilities	4,397,000	5,600,000

Total Liabilities	16,156,000	27,319,000

Stockholders’ Deficit
Series A, preferred stock, $0.001 par value, 50,000,000 shares authorized, 36,462,417 shares issued and outstanding, respectively	-	-
Series B, convertible preferred stock, $0.001 par value, 9,000,000 shares authorized, 63,743 and none issued and outstanding, respectively	-	-
Class A, common stock, $0.001 par value, 250,000,000 shares authorized, 28,888,390 and 26,323,579 shares issued and outstanding, respectively	28,000	26,000
Additional paid-in capital	54,100,000	52,718,000
Accumulated deficit	(65,383,000)	(61,993,000)
Total Stockholders’ Deficit	(11,255,000)	(9,249,000)

Total Liabilities and Stockholders’ Deficit	$4,901,000	$18,070,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$1,903,000	$7,722,000	$5,917,000	$15,221,000

Costs and expenses
Cost of revenues	138,000	3,953,000	232,000	8,239,000
Depreciation and amortization	9,000	199,000	17,000	386,000
General and administrative expenses	2,164,000	3,181,000	5,186,000	7,532,000
Total costs and expenses	2,311,000	7,333,000	5,435,000	16,157,000

Income (loss) from operations	(408,000)	389,000	482,000	(936,000)

Other income (expense)
Interest expense	(492,000)	(1,264,000)	(791,000)	(1,577,000)
Impairment - goodwill	-	(10,200,000)	-	(10,200,000)
Impairment - intangibles	-	(1,481,000)	-	(1,481,000)
Loss on sale of fixed assets	-	(47,000)	-	(47,000)
Loss on settlement of debt	(1,138,000)	-	(1,138,000)	-
Realized loss - marketable securities	(3,621,000)	(5,182,000)	(6,650,000)	(6,235,000)
Unrealized gain - marketable securities	1,580,000	(2,588,000)	4,101,000	3,892,000
Change in fair value - contract assets	-	(1,013,000)	-	(1,513,000)
Realized gain (loss) - designated assets	3,000	(783,000)	(4,000)	(899,000)
Unrealized gain (loss) - designated assets	(86,000)	(1,689,000)	(120,000)	(1,332,000)
Change in fair value - Series A, redeemable preferred stock	83,000	2,472,000	124,000	2,232,000
Interest income	-	3,000	-	12,000
Gain on disposal of subsidiary (LD Micro, Inc.)	-	-	594,000	-
Other income (expense)	(1,938,000)	(1,647,000)	12,000	(1,218,000)
Total other income (expense) - net	(5,609,000)	(23,419,000)	(3,872,000)	(18,366,000)

Net Loss	$(6,017,000)	$(23,030,000)	$(3,390,000)	$(19,302,000)

Net income per share - basic and diluted
Basic	$(0.21)	$(0.88)	$(0.12)	$(0.74)
Diluted	$(0.21)	$(0.88)	$(0.12)	$(0.74)

Weighted average number of shares outstanding - basic and diluted
Basic	28,888,390	26,246,017	28,378,941	26,139,627
Diluted	28,888,390	26,246,017	28,378,941	26,139,627

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Series A - Preferred Stock		Series B - Convertible Preferred Stock		Common Stock - Class A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2022	-	$-	-	$-	26,323,579	$26,000	$52,718,000	$(61,993,000)	$(9,249,000)
Asset purchase - DNA Holdings, Inc.	-	-	63,743	-	1,313,127	1,000	1,255,000	-	1,256,000
Cashless exercise of warrants for common stock	-	-	-	-	1,251,684	1,000	(1,000)	-	-
Share based compensation	-	-	-	-	-	-	64,000	-	64,000
Net income	-	-	-	-	-	-	-	2,627,000	2,627,000
Balance, March 31, 2023	-	-	63,743	-	28,888,390	28,000	54,036,000	(59,366,000)	(5,302,000)
Share based compensation							64,000		64,000
Net loss	-	-	-	-	-	-	-	(6,017,000)	(6,017,000)
Balance, June 30, 2023	-	$-	63,743	$-	28,888,390	$28,000	$54,100,000	$(65,383,000)	$(11,255,000)

SRAX, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Series A - Preferred Stock		Common Stock - Class A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2021	-	$-	25,995,172	$26,000	$51,075,000	$(30,355,000)	$20,746,000
Share based compensation (benefit) - employees	-	-	-	-	358,000	-	358,000
Shares issued for cashless exercise of employee options - net of taxes - related party			91,981	-	(101,000)	-	(101,000)
Net income	-	-	-	-	-	3,728,000	3,728,000
Balance, March 31, 2022	-	-	26,087,153	26,000	51,332,000	(26,627,000)	24,731,000
Share based compensation (benefit)					(870,000)		(870,000)
Shares issued for exercise of warrants on a cashless basis			195525				-
Shares issued for exercise of warrants for cash			8401		32,000		32,000
Net loss						(23,030,000)	(23,030,000)
Balance, June 30, 2022	-	$-	26,291,079	$26,000	$50,494,000	$(49,657,000)	$863,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net loss	$(3,390,000)	$(19,302,000)
Adjustments to reconcile net income to net cash used in operations
Impairment of goodwill	-	10,200,000
Impairment of intangibles	-	1,481,000
Loss on sale of fixed assets	-	47,000
Realized loss - marketable securities	6,650,000	6,235,000
Current period change in fair value of marketable securities	-	(3,892,000)
Unrealized (gain) loss - marketable securities	(4,101,000)	-
Change in fair value - contract assets	-	1,513,000
Realized loss - designated assets	4,000	899,000
Unrealized (gain) loss - designated assets	120,000	-
Change in fair value - designated assets	-	1,332,000
Change in fair value - Series A, redeemable preferred stock	(124,000)	(2,232,000)
Gain on disposal of subsidiary (LD Micro, Inc.)	(594,000)	-
Marketable securities received for reset shares	1,463,000	-
Amortization of right-of-use assets	74,000	62,000
Amortization of debt discount/debt issue costs	214,000	33,000
Stock based compensation (benefit)	128,000	(512,000)
Loss on debt settlement (issuance of marketable securities)	1,138,000	-
Loss on settlement of note receivable	-	35,000
Bad debt expense	63,000	195,000
Depreciation and amortization of intangible assets	17,000	385,000
Interest expense incurred in connection with non-cash increase of debt	79,000	-
Accounts receivable	30,000	276,000
Contracts receivable	328,000	(2,063,000)
Due from related party	263,000	-
Prepaid and other	(10,000)	132,000
Marketable securities	-	(11,588,000)
Designated assets for return of capital	-	686,000
Increase (decrease) in
Accounts payable and accrued expenses	(1,856,000)	5,900,000
Accounts payable and accrued expenses - related party	(9,000)	-
Deferred revenue	(5,992,000)	2,044,000
Other	(649,000)	950,000
Right of use liability	-	(62,000)
Operating lease liability	(74,000)	-
Net cash used in operating activities	(6,228,000)	(7,246,000)

Investing activities
Cash acquired in connection with sale of subsidiary (LD Micro, Inc.)	4,000,000	-
Cash acquired in connection with asset purchase (DNA Holdings, LLC)	1,000,000	-
Proceeds from sale of digital assets (crypto)	256,000	-
Proceeds from sale of marketable securities	1,050,000	2,767,000
Proceeds from sale of designated assets	10,000	426,000
Proceeds from sale of note receivable	-	900,000
Acquisition of property and equipment	-	(108,000)
Acquisition of intangible assets	-	(388,000)
Net cash provided by investing activities	6,316,000	3,597,000

Financing activities
Repayments on senior secured revolving facility	(95,000)	-
Proceeds from exercise of common stock warrants	-	32,000
Payment of Series A, preferred stock distribution	-	(365,000)
Payment for taxes related to settlement of restricted stock units	-	(101,000)
Proceeds from factoring facilities, net of repayments	-	2,995,000
Net cash provided by financing activities	(95,000)	2,561,000

Net decrease in cash	(7,000)	(1,088,000)

Cash - beginning of period	7,000	1,348,000

Cash - end of period	$-	$260,000

Supplemental disclosure of cash flow information
Cash paid for interest	$443,000	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Marketable securities issued in connection with debt settlement	$3,795,000	$-
Fair value of marketable securities received for revenue contracts, net	$-	$18,106,000
Sale of subsidiary (LD Micro, Inc.)	$594,000	$-
Issuance of Series B, convertible preferred stock and issuance of Class A, common stock - Asset purchase - DNA Holdings, LLC	$1,256,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Note 2 - Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2023, the Company had:

●	Net loss of $3,390,000; and
●	Net cash used in operations was $6,228,000

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $65,383,000
●	Stockholders’ deficit of $11,255,000; and
●	Working capital deficit of $8,974,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these unaudited consolidated financial statements.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at June 30, 2023.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Impairment loss 2023

For the three and six months ended June 30, 2023, the Company recorded no impairment losses.

Impairment loss 2022

An impairment in the amount of $10,200,000 to goodwill, and $1,481,000 to intangible assets was recognized for the three and six months ended June 30, 2022.

The impairment was determined as the carrying amount of goodwill and intangible assets exceeded its implied fair value based on a discounted cash flow projection. The transition to accepting only cash as compensation for services will cause a significant decrease in revenue and cash collections, which has a material negative impact on the discounted cash flow projection.

Goodwill at June 30, 2023 and December 31, 2022, was $0 and $7,706,000 (solely related to the acquisition of LD Micro, Inc. prior to 2021 and sale in 2023), respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Significant estimates during the three and six months ended June 30, 2023 and 2022, respectively, include:

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

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Debt Securities

The Company does not have any debt securities as of June 30, 2023 and December 31, 2022, respectively.

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

Securities with a marketability holding period in excess of 180 days is subjected to a discount for marketability. If a security has both a marketability holding period over 180 days and a liquidation period of over 180 days the Company will evaluate the impact of both the marketability and liquidity discounts. The Company utilizes the quoted market price on the date of valuation and calculates a discount for marketability and liquidity based on a protective put option pricing model that factors in both the lack of marketability and liquidity.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

At June 30, 2023 and December 31, 2022, respectively, the Company had $0, respectively, in excess of the federally insured limit.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Accounts receivable at June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023	December 31, 2022

Accounts receivable	$64,000	$271,000
Less: allowance for doubtful accounts	-	114,000
Accounts receivable - net	$64,000	$157,000

There was bad debt expense of $14,000 and $167,000 for the three months ended June 30, 2023 and 2022, respectively.

There was bad debt expense of $63,000 and $195,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Contracts receivable are also adjusted based on their fair value at each reporting period as an adjustment to the consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, the Company recorded a loss on fair value of $0, respectively.

Allowance for doubtful contracts receivable was $0 at June 30, 2023 and December 31, 2022, respectively.

There was bad debt expense (recovery) of $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

At June 30, 2023 and December 31, 2022, contracts receivables were $0 and $328,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, the Company has classified all of its marketable securities as trading, based upon our intent to sell them in the near term.

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

For the three and six months ended June 30, 2023 and 2022, the Company recorded an impairment loss of $0, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Marketable securities were $4,629,000 and $9,186,000 at June 30, 2023 and December 31, 2022, respectively.

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

Impairment loss for goodwill for the three and six months ended June 30, 2023 and 2022, was $0 and $10,200,000 respectively.

Impairment loss for intangible assets for the three and six months ended June 30, 2023 and 2022 was $0 and $1,481,000, respectively.

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

Impairment loss was $0, for the three and six months ended June 30, 2023 and 2022, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2023 and December 31, 2022, which consist of convertible notes payable and has determined that such instruments do not qualify for treatment as derivative liabilities as they do not meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, the Company had no derivative liabilities.

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

JUNE 30, 2023

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

As of June 30, 2023, and December 31, 2022, the Series A redeemable preferred stock liability was $870,000 and $994,000, respectively.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

The amount of consideration for these contracts is based on the estimated fair value of the underlying securities on the contract date.

The Company’s contract with its customers is for a period of one year or less and the Company is applying the practical expedient, therefore, the transaction price is not adjusted for any significant financing component.

The Company evaluates whether there is an existence of a significant financing component in the contract. This is evaluated based on the marketability holding period and liquidity issues than can extend the ability to sell the securities. For any marketability restrictions over 180 days the Company provides a marketability discount. For any liquidity issues that would take the Company in excess of 180 days to liquidate the security the Company applies a liquidity discount. Where there is both a marketability and liquidity issue the Company provides a discount considering both.

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

JUNE 30, 2023

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

At June 30, 2023 and 2022, for each of our outstanding revenue streams we only had a distinct single performance obligation.

Principal vs. Agent Considerations

In evaluating whether the Company acts as a principal or an agent in its service offerings, the Company applies the guidance in ASC 606-10-55-36 through 55-40. The Company has determined that it is the principal in these transactions based on the following factors:

For the Sequire SaaS platform related revenue:

●	The Company controls access to the platform through licensing subscriptions.
●	The Company has discretion in pricing for managed services, as it sets the fees for data and marketing initiatives.
●	The Company is responsible for delivering ancillary data that supplements the use of the platform.

For LD Micro, Inc. revenues:

●	The Company controls the organization and delivery of investor conferences, thereby setting event attendee fees.
●	The Company manages sponsorship arrangements for these events, including determining the sponsorship fees.

Furthermore, for each revenue stream:

●	The Company does not offer any returns, refunds, or warranties.
●	No arrangements are cancellable.
●	All contract consideration is fixed and determinable at the initiation of the contract.

Based on these factors, the Company recognizes revenue on a gross basis as it is the principal in these transactions in accordance with ASC 606-10-55-37A.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, the Company had deferred revenue of $1,375,000 and $7,367,000, respectively.

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Sequire SaaS platform revenue	$5,645,000	95.40%	$13,919,000	91.45%
LD Micro, Inc. - conference revenue	272,000	4.60%	1,302,000	8.55%
Total Revenues	$5,917,000	100%	$15,221,000	100%

Geographic Concentrations

For the six months ended June 30, 2023 and 2022, the Company earned revenues from customers in various countries as follows:

Geographic Location	Six Months Ended June 30,
Country	2023	2022
United States	99%	75%
Canada	1%	20%
Other	0%	5%
	100%	100%

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and six months ended June 30, 2023 and 2022, respectively.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of cost of revenues in the consolidated statements of operations.

The Company recognized $0 and $32,000 in marketing and advertising costs during the three months ended June 30, 2023 and 2022, respectively.

The Company recognized $3,000 and $52,000 in marketing and advertising costs during the six months ended June 30, 2023 and 2022, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Potentially Dilutive Equity Securities Outstanding

The following table summarizes the potentially dilutive securities outstanding as of June 30, 2023 and 2022 that were excluded from the computation of diluted EPS due to anti-dilution:

	Six Months Ended
	June 30, 2023	June 30, 2022
Warrants	97,898	5,187,154
Stock options	720,754	654,281
Series B, preferred stock	63,743	-
Convertible debt	5,295,806	471,004
Total common stock equivalents	6,178,201	6,312,439

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Notes 18 and 19.

Based on the potential common stock equivalents noted above at June 30, 2023, the Company has sufficient authorized shares of common stock (250,000,000) to settle any potential exercises of its common stock equivalents.

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

The Company believes that all transactions with related parties during the three and six months ended June 30, 2023 and 2022, respectively, were conducted on terms equivalent to those prevailing in arm’s-length transactions with unrelated third parties.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, the Company was owed $0 and $263,000, respectively, from its former Chief Financial Officer. The amounts due related to expense reimbursements, which were made after year end.

At June 30, 2023 and December 31, 2022, the Company owed $150,000 and $159,000, respectively, to its Chief Executive Officer. Of the total amount due, $150,000 was for bonus compensation, with the balance related to payments made for corporate expenses.

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

JUNE 30, 2023

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

The amount of borrowings outstanding at December 31, 2022 was $0.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note receivable at December 31, 2022 was $0.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The following tables summarize the changes in the Company’s marketable securities during the six months ended June 30, 2023 and the year ended December 31, 2022:

	Common	Convertible	Preferred
	Stock	Debt	Stock	Warrants	Total
Balance - December 31, 2021	$10,735,000	$4,187,000	$599,000	$96,000	$15,617,000
Transfers	(356,000)	325,000	31,000	-	-
Additions	14,735,000	938,000	1,600,000	-	17,273,000
Sales of marketable securities	(4,960,000)	(261,000)	-	-	(5,221,000)
Realized loss on sale of marketable securities	(8,193,000)	(606,000)	-	-	(8,799,000)
Impairment - marketable securities	-	(3,664,000)	-	-	(3,664,000)
Change in fair value of marketable securities	(4,721,000)	453,000	(1,658,000)	(94,000)	(6,020,000)
Balance - December 31, 2022	$7,240,000	$1,372,000	$572,000	$2,000	$9,186,000
Reclassifications related to prior year balances	(1,138,000)	1,200,000	(62,000)	-	-
Acquisitions	1,282,000	0	364,000	-	1,646,000
Sales and dispositions	(1,050,000)	(2,604,000)	-	-	(3,654,000)
Realized Loss	(6,650,000)	-	-	-	(6,650,000)
Change in fair value of marketable securities	2,896,000	1,020,000 #	187,000	(2,000)	4,101,000
Balance - June 30, 2023	$2,580,000	$988,000 #	$1,061,000	$-	$4,629,000

Marketable securities are classified as follows in the accompanying consolidated balance sheets:

Classification	June 30, 2023	December 31, 2022
Short-term	$2,624,000	$7,931,000
Long-term	2,005,000	1,255,000
Total	$4,629,000	$9,186,000

The Company’s sales of its marketable securities for the six months ended June 30, 2023 and 2022 was $1,050,000 and $2,767,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized losses of $6,650,000 and $6,235,000, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Concentration of Risk – Marketable Securities

The Company’s holdings in marketable securities subject the Company to concentrations of market risks since the sale of these securities are a material source of cash flow.

As of June 30, 2023 and December 31, 2022, the Company’s marketable securities holdings by significance are classified as follows:

Marketable Securities	As of
Investments	June 30, 2023	December 31, 2022
Top 1	21%	20%
Top 5	55%	55%
Top 10	79%	71%

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company’s sales of its designated assets for the six months ended June 30, 2023 and 2022 was $10,000 and $426,000, respectively. As a result of these sales, and when comparing them to the underlying securities basis at fair value, the Company recognized losses of $4,000 and $899,000, respectively.

See Note 16 - Series A Preferred Stock for additional discussion.

The balance of designated assets for return of capital consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Designate assets for return of capital	$36,000	$170,000
	$36,000	$170,000

Designated Assets for Return of Capital are classified as follows in the accompanying consolidated balance sheets:

Classification	June 30, 2023	December 31, 2022
Short-term	$20,000	$100,000
Long-term	16,000	70,000
Total	$36,000	$170,000

The following represents the activity related to designated assets for the six months ended June 30, 2023 and the year ended December 31, 2022:

Balance - December 31, 2021	$3,925,000
Distribution of cash - designated assets	(684,000)
Sales of designated assets	(506,000)
Realized loss	(1,803,000)
Change in fair value of designated assets	(762,000)
Balance - December 31, 2022	170,000
Sales of designated assets	(10,000)
Realized loss	(4,000)
Change in fair value of designated assets	(120,000)
Balance - June 30, 2023	$36,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 8 - Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	June 30, 2023	December 31, 2022	Lives (Years)

Computer, office equipment and furniture	$379,000	$379,000	3 - 7
Less: accumulated depreciation/amortization	(337,000)	(320,000)
Property and equipment - net	$42,000	$59,000

During the year ended December 31, 2022, the Company determined that certain assets were no longer in service and had no future economic benefit. As a result, an impairment loss of $41,000 was recorded.

Depreciation and amortization expense for the three and six months ended June 30, 2023 and 2022 was as follows:

Three Months Ended June 30, 2023		Six Months Ended June 30, 2022
2023	2022	2023	2022
9,000	199,000	17,000	385,000

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 10 – Debt

The following represents a summary of the Company’s convertible notes payable and revolving credit facility, key terms, and outstanding balances at June 30, 2023 and December 31, 2022, respectively:

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

JUNE 30, 2023

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

In connection with the September 11, 2023 extension, the lender is entitled to receive 100% of the proceeds from the sale of any third party marketable securities held by the Company.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The following is a summary of the Company’s convertible notes payable – at June 30, 2023 and December 31, 2022:

Balance - December 31, 2021	$1,164,000
5% principal increases	165,000
Amortization of debt discount/issue costs	67,000
Repayments	(215,000)
Balance - December 31, 2022	1,181,000
Increase of principal - interest expense	79,000
Amortization of debt discount/issue costs	34,000
Balance - June 30, 2023	$1,294,000

The following is a detail of the Company’s convertible notes payable – at June 30, 2023 and December 31, 2022:

Convertible Notes Payable
Note Holders	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2023	December 31, 2022
Various	June 30, 2020	June 30, 2025	12.00%	18.00%	All assets	$1,294,000	$1,216,000
				Less: unamortized debt discount		-	35,000
						$1,294,000	$1,181,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

Loan Breakup Fee

In connection with obtaining this facility (in 2022), the Company was required to issue 33,000 shares of common stock to an unrelated lender (due to a failed public offering), as a breakup fee, having a fair value of $80,000 ($2.42/share), based upon the quoted closing trading price.

Default

At June 30, 2023, the facility was not in default. However, on December 9, 2024, the facility maturity date was extended to August 9, 2025.

The following is a summary of the Facility at June 30, 2023 and December 31, 2022:

Balance - December 31, 2021	$-
Facility principal	5,478,000
Conversion of bridge note into facility	650,000
Bridge note conversion fee (interest expense)	72,000
Debt discount	(750,000)
Amortization of debt discount/issue costs	150,000
Balance - December 31, 2022	5,600,000
Amortization of debt discount/issue costs	180,000
Repayments	(95,000)
Marketable securities issued in connection with debt settlement	(2,582,000)
Balance - June 30, 2023	$3,103,000

The following is a detail of the Facility at June 30, 2023 and December 31, 2022:

Senior Secured Revolving Credit Facility
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2023	December 31, 2022
Note #1	August 9, 2022	June 30, 2025	11.50%	18.00%	All assets	$3,523,000	$6,200,000
				Less: unamortized debt discount		420,000	600,000
						$3,103,000	$5,600,000

Debt Maturities

The following represents the gross amount of debt maturities (excluding unamortized debt discounts) for the Company’s various debt arrangements (principal balance) as follows:

For the Year Ended December 31,	Convertible Notes Payable	Senior Secured Credit Facility	Total

2025	$1,294,000	$3,523,000	$4,817,000
Total	1,294,000	3,523,000	4,817,000

Less: unamortized debt discount	-	(420,000)	(420,000)

Debt - net	$1,294,000	$3,103,000	$4,397,000

At June 30, 2023, all of the above debt has been classified as long term on the accompanying consolidated balance sheets.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 11 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Level 1, 2 and 3 Summary

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Marketable securities	$1,701,000	$879,000	$2,049,000	$4,629,000
Designated assets for return of capital	20,000	3,000	13,000	36,000
Total assets	$1,721,000	$882,000	$2,062,000	$4,665,000

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Liabilities	(Level 1)	(Level 2)	(Level 3)	June 30, 2023
Series A, redeemable preferred Stock	$-	$870,000	$-	$870,000
Total liabilities	$-	$870,000	$-	$870,000

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	December 31,
Assets		(Level 1)	(Level 2)	(Level 3)	2022
Marketable securities		$1,704,000	$4,398,000	$3,084,000	$9,186,000
Designated assets for return of capital		52,000	118,000	-	170,000
Contract receivables	*	-	124,000	204,000	328,000
Total assets		$1,756,000	$4,640,000	$3,288,000	$9,684,000

*	Represents a forward contractual right to receive securities pursuant to a revenue contract.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	December 31,
Liabilities	(Level 1)	(Level 2)	(Level 3)	2022
Series A, redeemable preferred Stock	$-	$994,000	$-	$994,000
Total liabilities	$-	$994,000	$-	$994,000

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2021		$2,154,000	$4,186,000	$96,000	$599,000	$7,035,000
Acquisitions		481,000	938,000	-	1,600,000	3,019,000
Sales and dispositions		(223,000)	(261,000)	-	-	(484,000)
Transfer out of level 3	A	(2,099,000)	(325,000)	-	(31,000)	(2,455,000)
Realized loss		(74,000)	(606,000)	-	-	(680,000)
Change in fair value	B	(239,000)	(1,361,000)	(94,000)	(1,657,000)	(3,351,000)
Balance - December 31, 2022		$-	$2,571,000	$2,000	$511,000	$3,084,000

		Assets
		Common Stocks	Convertible Debt	Warrants	Preferred Stocks	Total
Balance - December 31, 2022		$-	$2,571,000	$2,000	$511,000	$3,084,000
Acquisitions		-	-	-	364,000	364,000
Sales and dispositions		-	(2,604,000)	-	-	(2,604,000)
Transfer into level 3		-	3,076,000	-	-	3,076,000
Transfer out of level 3	A	-	(3,076,000)	-	-	(3,076,000)
Change in fair value	B	-	1,020,000	-	185,000	1,205,000
Balance - June 30, 2023		$-	$987,000	$2,000	$1,060,000	$2,049,000

A	– Transfers out of level 3 related to investments that have been transferred to level 2 as well as designated assets for return of capital.

B	– Amounts for realized and unrealized gains (losses) are included in the accompanying consolidated statements of operations.

Valuation of Process for Level 2 and 3 Fair Value Measurements

Fair value measurement of certain of our marketable securities fall within Level 2 and 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The following table lists the significant unobservable inputs used to value assets classified as Level 3 of June 30, 2023 and December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values. The other Level 3 assets have been valued using unadjusted third-party transactions and, unadjusted historical third-party information, or the unadjusted net asset values of the securities’ issuer. No unobservable inputs internally developed by the Company have been applied to these assets, and therefore are omitted from the following table.

Six Months Ended June 30, 2023
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 29%

Convertible Debt	Discounted cash flow	Maturity	11 - 18 months
		Risk adjusted discount factor	25%

	Put option pricing model	Volatility	57% - 95%
		Risk-free interest rate	5.12% - 5.41%
		Dividend yield	0%
		Time to maturity	11 - 18 months

Year Ended December 31, 2022
Assets	Valuation Technique	Unobservable Inputs	Range

Common Stocks	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Preferred Stock	Put option pricing model	Discount for lack of marketability	0% - 32%

Convertible Debt	Discounted cash flow	Maturity	17 - 24 months
		Risk adjusted discount factor	19%

	Put option pricing model	Volatility	61% - 356%
		Risk-free interest rate	4.41% - 4.59%
		Dividend yield	0%
		Time to maturity	17 - 24 months

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

JUNE 30, 2023

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

Valuation Technique Refinements

During the six months ended June 30, 2023 and the year-ended December 31, 2022, respectively, the Company refined its valuation techniques to enhance consideration of unobservable inputs for the valuation of Level 2 and Level 3 marketable securities.

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$53,000	$127,000

Liabilities

Operating lease liability	$40,000	$114,000

Weighted-average remaining lease term (years)	0.25	0.75

Weighted-average discount rate	18%	18%

The components of lease expense were as follows:

	June 30, 2023	June 30, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$74,000	$62,000
Lease liability expense in connection with obligation repayment	8,000	20,000
Total operating lease costs	$82,000	$82,000

Future minimum lease payments for the year ended December 31:

2023	$40,000
Total undiscounted cash flows	40,000
Less: amount representing interest	-
Present value of operating lease liability	40,000
Less: current portion of operating lease liability	40,000
Long-term operating lease liability	$-

Employment Agreements

We have entered employment agreements with key employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and the date of these financial statements, the Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably, other than the following matters:

Michael Malone, a former executive officer of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles Northwest District (Case No. 23VECVO3433) against the Company on August 7, 2023, claiming Breach of Contract, Violations of the Labor Code and Violation of the California Business and Professions Code. Mr. Malone, among other items, is seeking amounts due under an Employment Agreement entered between the parties as well as unpaid wages, and general and special damages. The Company filed an Answer on October 9, 2023, denying all claims.. The Company intends to vigorously pursue its rights in this matter.

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

Subsequent to June 30, 2023, Homeland Insurance Company of New York (“Homeland”) filed a complaint on January 9, 2025 against SRAX. Homeland is seeking repayment of a deductible for the insurance policy that they made a payment for. They are seeking a repayment of $759,598. SRAX is in the process of filing a response to this complaint.

At June 30, 2023 and December 31, 2022, the Company was not aware of any contingent liabilities that should be reflected in the accompanying unaudited consolidated financial statements.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note 13 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022
Accounts payable	$6,260,000	$7,476,000
Accrued liabilities	1,760,000	2,540,000
Accrued interest payable	479,000	424,000
Accrued commissions	23,000	13,000
Accounts payable and accrued liabilities	$8,522,000	$10,453,000

Note 14 – Other Current Liabilities

At June 30, 2023 and December 31, 2022, other current liabilities were $802,000 and $1,451,000, respectively. These balances consisted primarily of amounts due to third parties who purchased our marketable securities in exchange for working capital at a discount to the value of the marketable securities sold. In these arrangements, the Company is required to repay a stated amount less any proceeds received from the securities that were sold by these third parties.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following is a summary of the Company’s Series A, Redeemable, Preferred Stock at June 30, 2023 and December 31, 2022:

Balance - December 31, 2021	$3,925,000
Change in fair value of Series A, redeemable preferred stock	(2,566,000)
Series A, redeemable preferred stock - cash distribution	(365,000)
Balance - December 31, 2022	994,000
Change in fair value of Series A, redeemable preferred stock	(124,000)
Balance - June 30, 2023	$870,000

See Note 17.

Note 17 – Stockholders’ Deficit

At June 30, 2023 and December 31, 2022, the Company had three (3) and (2) classes of stock, respectively:

Preferred Stock and Designation of Series A, Preferred Stock

-	50,000,000 shares authorized
-	36,462,417 designated as Series A, redeemable preferred stock are issued and outstanding at June 30, 2023 and December 31, 2022, respectively. These shares are currently outstanding for the purpose of satisfying a dividend. See Note 16.
-	Par value - $0.001

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

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the Company had 63,743 and 0 shares issued and outstanding.

As of June 30, 2023 and December 31, 2022, the Company reflected common stock equivalents of 63,743 and 0 shares, respectively, related to its Series B, preferred stock.

Common Stock – Class A

-	250,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

As of June 30, 2023 and December 31, 2022, the Company has 28,888,390 and 26,323,579 shares issued and outstanding, respectively.

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

The total remaining authorization for future common share repurchases under our share repurchase program was $10,000,000 at June 30, 2023 and December 31, 2022, respectively.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

Equity Transactions for the Six Months Ended June 30, 2023

Stock issued in Asset Purchase of DNA Holdings, LLC

In February 2023, the Company issued 1,313,127 shares of Class A, common stock, along with 63,743 shares of Class B, common stock, having a fair value of $1,256,000, based upon the fair value of the consideration received, which represented the best evidence of fair value.

See Note 3.

Exercise of Warrants – Cashless

In February 2023, the Company issued 1,251,684 shares of common stock in connection with the cashless exercises of 2,178,172 warrants. These exercises had a net effect of $0 on stockholders’ deficit. These warrants were exercised by the Company’s senior secured revolving credit facility lender.

Equity Transactions for the Year Ended December 31, 2022

Exercise of Stock Options – Cashless

The Company issued 65,729 shares of common stock (on a net basis) to non-executive employees in connection with the conversion of 327,667 stock options. This transaction had a net effect of $0 on stockholders’ deficit.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 18 - Stock Options

Stock option transactions for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Remaining	Grant	Aggregate
	Number of	Exercise	Contractual	Date	Intrinsic
Stock Options	Options	Price	Term (Years)	Fair Value	Value
Outstanding - December 31, 2021	1,334,287	$3.02	2.39	$-	$1,969,000
Vested and Exercisable - December 31, 2021	870,750	$3.05	2.27	$-	$1,265,000
Unvested - December 31, 2021	461,030	$2.96	2.62	$-	$703,000
Granted	718,132	$4.27		$3.72
Exercised	(427,667)	$3.21
Cancelled/Forfeited	(266,333)	$3.28
Outstanding - December 31, 2022	1,358,419	$3.57	3.95	$-	$-
Vested and Exercisable - December 31, 2022	798,502	$3.41	3.82	$-	$-
Unvested - December 31, 2022	559,917	$3.79	4.13	$-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(393,415)	$3.64
Outstanding - June 30, 2023	965,004	$3.54	3.64	$-	$-
Vested and Exercisable - June 30, 2023	720,754	$3.48	3.54	$-	$-
Unvested - June 30, 2023	244,250	$3.70	3.93	$-	$-

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Stock Option Vesting Expense Recognition

During the six months ended June 30, 2023 and 2022, the Company recognized stock based compensation (benefit) of $128,000 and $(512,000), respectively, related to vesting of these stock options.

At June 30, 2023, the weighted average period in which unrecognized stock option compensation of $400,000 will be recognized and vest is 1.66 years.

Stock Option Compensation

During the year ended December 31, 2022, the Company reversed $1,139,000 of previously recognized stock based compensation which had not fully vested.

Additionally, during the year ended December 31, 2022, the Company recorded stock-based compensation for the year totaling $983,000 related to the vesting of its other share based payments.

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 19 - Warrants

Warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2021	10,019,127	$5.21	0.47	$6,779,000
Vested and Exercisable - December 31, 2021	9,719,127	$5.22	0.41	$6,779,000
Unvested - December 31, 2021	300,000	$4.75	2.37	$-
Granted	-	$-
Exercised	(697,574)	$3.09
Cancelled/Forfeited	(6,633,335)	$6.50
Outstanding - December 31, 2022	2,688,218	$2.82	0.64	$-
Vested and Exercisable - December 31, 2022	2,688,218	$2.82	0.64	$-
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	(1,251,684)	$2.99
Cancelled/Forfeited	(1,338,636)	$2.50
Outstanding - June 30, 2023	97,898	$4.91	0.84	$-
Vested and Exercisable - June 30, 2023	97,898	$4.91	0.84	$-
Unvested - June 30, 2023	-	$-	-	$-

Warrant Transactions for the Year Ended December 31, 2022

Warrants Modification Expense

See Note 10 regarding the extension of debt and related warrant modification expense of $1,788,000 incurred in connection with the new terms.

Note 20 – Subsequent Events

Debt Arrangements

Debt Issued in 2023

Original Issue Discount Convertible Notes Payable Issued with Warrants

New Note - Existing Lender – Third Party

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

SRAX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Business Focus

During 2023, we have focused on the continued growth of our Sequire platform’s functionality. During the six months ended June 30, 2023, the Company disposed of its subsidiary LD Micro, Inc.

Business

We are a technology firm focused on enhancing communications between public companies and their shareholders and investors. For a portion of the six months ended June 30, 2023, we operated two distinct business units; however we operate in one business segment: As noted above, during this period, the Company disposed of its subsidiary LD Micro, Inc.

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

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2023, the Company had:

●	Net loss of $3,390,000; and

●	Net cash used in operations was $6,228,000

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $65,383,000
●	Stockholders’ deficit of $11,255,000; and
●	Working capital deficit of $8,974,000

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments, obligations and debts. Additionally, this assessment was made as of the date of these unaudited consolidated financial statements.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at June 30, 2023.

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

Results of Operations – Three and Six Months Ended June 30, 2023 and 2022

Revenues

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

The following table provides a breakdown of revenues by type for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	2023		2022		Year over Year Changes
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	$ Amount	% Change

Sequire SaaS platform revenue	$1,641,000	86%	$6,420,000	83%	$(4,779,000)	-74%
LD Micro - conference revenue	262,000	14%	1,302,000	17%	(1,040,000)	-80%
Total Revenues	$1,903,000	100%	$7,722,000	100%	$(5,819,000)	-75%

	Six Months Ended June 30,
	2023		2022		Year over Year Changes
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	$ Amount	% Change

Sequire SaaS platform revenue	$5,645,000	297%	$13,919,000	180%	$(8,274,000)	-59%
LD Micro - conference revenue	272,000	14%	1,302,000	17%	(1,030,000)	-79%
Total Revenues	$5,917,000	311%	$15,221,000	197%	$(9,304,000)	-61%

Sequire SaaS platform revenues experienced a significant decline in 2023 as compared to 2022. This decrease was primarily due to the Company’s transition from accepting marketable securities as compensation to a cash-only payment model for services rendered. In previous years, a substantial portion of Sequire’s revenue was derived from payments in the form of securities, which allowed for potential capital appreciation. However, this shift to a cash-based model resulted in slower customer acquisition and reduced overall revenue.

Revenue from LD Micro conferences remained minimal in both 2023 and 2022, reflecting the limited number of events held and the Company’s focus on other revenue-generating activities.

Operating Costs and Expenses

The following table presents our operating expenses for the three and six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30,
	2023		2022		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Cost of revenues	$138,000	7.25%	$3,953,000	51.19%	$(3,815,000)	-96.51%
Depreciation and amortization	9,000	0.47%	199,000	2.58%	(190,000)	-95.48%
General and administrative expenses	2,164,000	113.72%	3,181,000	41.19%	(1,017,000)	-31.97%
Total Operating Expenses	$2,311,000	121.44%	$7,333,000	94.96%	$(5,022,000)	-68.48%

	For the Six Months Ended June 30,
	2023		2022		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Cost of revenues	$232,000	3.92%	$8,239,000	54.13%	$(8,007,000)	-97.18%
Depreciation and amortization	17,000	0.29%	386,000	2.54%	(369,000)	-95.60%
General and administrative expenses	5,186,000	87.65%	7,532,000	49.48%	(2,346,000)	-31.15%
Total Operating Expenses	$5,435,000	91.85%	$16,157,000	106.15%	$(10,722,000)	-66.36%

Analysis of Operating Expenses – Three and Six Months Ended June 30, 2023 vs. 2022

Cost of Revenue

Our cost of revenue primarily includes:

●	Third-party media costs and data service fees
●	Third-party selling costs
●	Employee-related expenses (salaries, benefits)
●	Platform maintenance costs (technology and content hosting for Sequire)

These costs are critical to delivering our platform services and marketing solutions. If, at any point, the estimated revenue expected from a contract is lower than the associated costs required to fulfill our obligations, we record a liability for the excess costs in the period in which this determination is made.

The Company’s cost of revenues are significantly lower in 2023 as compared to 2022.

Key Drivers:

1.	Operational Changes: The Company restructured its product mix and discontinued certain high-cost offerings.
2.	Efficiency Gains: Renegotiation of supplier contracts and improved processes reduced third-party costs.

Depreciation and Amortization

Depreciation and amortization represent the allocation of costs associated with acquiring long-lived assets over their estimated useful lives. Our long-lived assets primarily include:

●	Computer hardware
●	Office equipment
●	Furniture

These expenses can fluctuate based on:

●	Capital expenditures (new asset purchases)
●	Asset disposals (removing assets from service)
●	Periodic assessments of asset impairments

Key Drivers:

1.	Asset Dispositions or Write-Offs: From time to time the Company sells, abandons, or retires property and equipment, reducing the depreciable base.
2.	Fully Depreciated Assets: Certain assets reached the end of their useful lives.

The Company’s depreciation and amortization expense is significantly lower in 2023 as compared to 2022.

General and Administrative Expenses

General and administrative (G&A) expenses consist of costs related to:

●	Human resources and employee benefits
●	Information technology infrastructure
●	Professional fees (legal, accounting, and consulting)
●	Facility overhead and office expenses
●	Other general corporate costs

We expect G&A expenses to increase due to the higher costs associated with operating as a stand-alone public company, particularly in relation to professional fees and regulatory compliance. However, G&A costs may fluctuate as a percentage of revenue in future periods based on changes in revenue growth, operational efficiencies, and cost-reduction initiatives.

The Company has implemented organizational streamlining and reduced various costs no longer supporting the business objectives.

Outlook

1.	Cost Structure and Profitability

The Company’s improved cost structure—particularly the dramatic drop in cost of revenues—positions us for enhanced margins.

2.	Future G&A Increases

While absolute G&A expenses decreased, ongoing costs related to regulatory compliance and professional services may rise as the Company matures as a stand-alone public entity. Strategic initiatives to grow revenue and maintain cost discipline will be essential to manage G&A as a percentage of revenue.

3.	Asset Management

With depreciation and amortization now significantly lower, the Company’s asset base may require reinvestment if we intend to scale operations or introduce new services. Future capital expenditures could shift depreciation trends upward again.

4.	Risk Factors

○	Revenue Variability: If revenue growth lags, the percentage of G&A could remain high.
○	Market and Competitive Dynamics: Fluctuations in media costs, data fees, or third-party selling costs could impact cost of revenues.
○	Regulatory Requirements: Public company compliance obligations may introduce new expenses and risks.

Management remains focused on optimizing the cost structure, investing in growth, and ensuring operational efficiency to deliver long-term shareholder value. We believe our actions in the first half of 2023 lay the groundwork for more stable profitability, but we continue to monitor cost drivers and revenue opportunities closely.

Other Income (Expense) – Three and Six Months Ended June 30, 2023, and 2022

The following table provides a detailed breakdown of other income (expense) for the three and six months ended June 30, 2023, and 2022.

	For the Three Months Ended June 30,
	2023		2022		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Interest expense	$(492,000)	-25.85%	$(1,264,000)	-16.37%	$772,000	-61.08%
Impairment - goodwill	-	0.00%	(10,200,000)	-132.09%	10,200,000	-100.00%
Impairment - intangibles	-	0.00%	(1,481,000)	-19.18%	1,481,000	-100.00%
Loss on sale of fixed assets	-	0.00%	(47,000)	-0.61%	47,000	-100.00%
Loss on settlement of debt	(1,138,000)	-59.80%	-	0.00%	(1,138,000)	100.00%
Realized loss - marketable securities	(3,621,000)	-190.28%	(5,182,000)	-67.11%	1,561,000	-30.12%
Unrealized gain - marketable securities	1,580,000	83.03%	(2,588,000)	-33.51%	4,168,000	-161.05%
Change in fair value - contract assets	-	0.00%	(1,013,000)	-13.12%	1,013,000	-100.00%
Realized loss - designated assets	3,000	0.16%	(783,000)	-10.14%	786,000	-100.38%
Unrealized gain (loss) - designated assets	(86,000)	-4.52%	(1,689,000)	-21.87%	1,603,000	-94.91%
Change in fair value - Series A, redeemable preferred stock	83,000	4.36%	2,472,000	32.01%	(2,389,000)	-96.64%
Interest income	-	0.00%	3,000	0.04%	(3,000)	-100.00%
Other income (expense)	(1,938,000)	-101.84%	(1,647,000)	-21.33%	(291,000)	17.67%
Total Operating Expenses	$(5,609,000)	-294.75%	$(23,419,000)	-303.28%	$17,810,000	-76.05%

	For the Six Months Ended June 30,
	2023		2022		Year over Year Changes
Operating Expenses	Amount	% of Revenues	Amount	% of Revenues	$ Amount	% Change
Interest expense	$(791,000)	-13.37%	$(1,577,000)	-10.36%	$786,000	-49.84%
Impairment - goodwill	-	0.00%	(10,200,000)	-67.01%	10,200,000	-100.00%
Impairment - intangibles	-	0.00%	(1,481,000)	-9.73%	1,481,000	-100.00%
Loss on sale of fixed assets	-	0.00%	(47,000)	-0.31%	47,000	-100.00%
Loss on settlement of debt	(1,138,000)	-19.23%	-	0.00%	(1,138,000)	100.00%
Realized loss - marketable securities	(6,650,000)	-112.39%	(6,235,000)	-40.96%	(415,000)	6.66%
Unrealized gain - marketable securities	4,101,000	69.31%	3,892,000	25.57%	209,000	5.37%
Change in fair value - contract assets	-	0.00%	(1,513,000)	-9.94%	1,513,000	-100.00%
Realized loss - designated assets	(4,000)	-0.07%	(899,000)	-5.91%	895,000	-99.56%
Unrealized gain (loss) - designated assets	(120,000)	-2.03%	(1,332,000)	-8.75%	1,212,000	-90.99%
Change in fair value - Series A, redeemable preferred stock	124,000	2.10%	2,232,000	14.66%	(2,108,000)	-94.44%
Interest income	-	0.00%	12,000	0.08%	(12,000)	-100.00%
Gain on disposal of subsidiary (LD Micro, Inc.)	594,000	10.04%	-	0.00%	594,000	100.00%
Other income (expense)	12,000	0.20%	(1,218,000)	-8.00%	1,230,000	-100.99%
Total Operating Expenses	$(3,872,000)	-65.44%	$(18,366,000)	-120.66%	$14,494,000	-78.92%

Overall Analysis and Outlook for each period:

●	Expense Volatility: The Company’s operating expenses show volatility, mainly due to non-cash items such as impairments, fair value adjustments, and gains/losses on financial instruments. Managing these fluctuations may remain a key focus.

●	Debt Restructuring Impact: While settling debt in 2023 triggered a significant one-time loss, it may improve the Company’s capital structure and liquidity in future periods.

●	Marketable Securities: The positive unrealized gains in 2023 highlight the impact of market conditions on the Company’s portfolio. Ongoing monitoring of investment risk and market volatility remains essential. This activity is the largest driver of the Company’s other income and expense line items.

●	Intangible and Fixed Assets: The absence of impairment and loss on fixed asset sales in 2023 suggests stabilization of asset values, although these items can reoccur if economic conditions or internal strategies change.

●	Gain on sale of subsidiary – The Company sold LD Micro, Inc. in order to generate cash flow while recording a gain in this transaction.

Looking ahead, management will continue to focus on:

●	Optimizing the Balance Sheet to reduce interest expense and mitigate the need for further debt settlements.
●	Monitoring Fair Value Adjustments to control volatility in reported earnings.
●	Evaluating Asset Performance to avoid or minimize impairments.

While the Company recorded a significant loss on settlement of debt in 2023, the overall operating expense profile shows improvement over 2022 when considering the large, non-recurring items in the prior year. Management believes these strategic moves position the Company to strengthen its financial standing in subsequent quarters.

Net Loss

The key components contributing to our net loss are detailed in the preceding sections, including revenues, operating expenses, and other income (expense). These factors collectively influence our overall financial performance for the period.

The table below presents our net income (loss) for the three and six months ended June 30, 2023, and 2022, respectively.

	For the Three Months Ended June 30,
	2023	2022	Year over Year Changes

	Amount	Amount	$ Amount	% Change
Net Loss	$(6,017,000)	$(23,030,000)	$(17,013,000)	-73.87%

	For the Six Months Ended June 30,
	2023	2022	Year over Year Changes

	Amount	Amount	$ Amount	% Change
Net Loss	$(3,390,000)	$(19,302,000)	$(15,912,000)	-82.44%

Cash Flows

Our cash, cash equivalents and marketable securities on hand at June 30, 2023 and December 31, 2022 were as follows:

			Period over Period Changes
			Increase (Decrease)
	June 30, 2023	December 31, 2022	$ Amount	% Change
Cash, cash equivalents and marketable securities	$4,629,000	$9,193,000	$(4,564,000)	-49.65%

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

The following table represents our net cash flows for the six month ended June 30, 2023 and 2022, respectively.

	For the Six Months Ended June 30,
	2023	2022	Period over Period Changes
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(6,228,000)	$(7,246,000)	$1,018,000	-14.05%
Investing activities	6,316,000	3,597,000	2,719,000	75.59%
Financing activities	(95,000)	2,561,000	(2,656,000)	-103.71%
Net change in cash and cash equivalents	$(7,000)	$(1,088,000)	$1,081,000	-99.36%

Cash Flows from Operating Activities

The Company’s primary use of cash in operations is to fund payments to media, data, and platform vendors, employee compensation, and various service providers. However, cash flow is significantly impacted by fluctuations in the valuation of marketable securities, which serve as our sole source of liquidity.

Additionally, our operating cash flows are influenced by non-cash transactions, including:

●	Amortization of right-of-use assets
●	Amortization of debt issuance costs and discounts
●	Stock-based compensation expenses
●	Bad debt expense

●	Unrealized gains on sales of marketable securities
●	Marketable securities received as reset shares
●	Loss on settlement

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

Cash flows used in operating activities decreased by $1,018,000 in 2023 compared to 2022, primarily due to the following factors:

	For the Six Months Ended June 30,
	2023	2022	Net Change
Operating activities
Net loss	$(3,390,000)	$(19,302,000)	$15,912,000
Adjustments to reconcile net income to net cash used in operations
Impairment of goodwill	-	10,200,000	(10,200,000)
Impairment of intangibles	-	1,481,000	(1,481,000)
Loss on sale of fixed assets	-	47,000	(47,000)
Realized loss - marketable securities	6,650,000	6,235,000	415,000
Current period change in fair value of marketable securities	-	(3,892,000)	3,892,000
Unrealized (gain) loss - marketable securities	(4,101,000)	-	(4,101,000)
Change in fair value - contract assets	-	1,513,000	(1,513,000)
Realized loss - designated assets	4,000	899,000	(895,000)
Unrealized (gain) loss - designated assets	120,000	-	120,000
Change in fair value - designated assets	-	1,332,000	(1,332,000)
Change in fair value - Series A, redeemable preferred stock	(124,000)	(2,232,000)	2,108,000
Gain on disposal of subsidiary (LD Micro, Inc.)	(594,000)	-	(594,000)
Marketable securities received for reset shares	1,463,000	-	1,463,000
Amortization of right-of-use assets	74,000	62,000	12,000
Amortization of debt discount/debt issue costs	214,000	33,000	181,000
Stock based compensation	128,000	(512,000)	640,000
Loss on settlement	1,138,000	-	1,138,000
Loss on settlement of note receivable	-	35,000	(35,000)
Net provision for (recovery of) bad debts	-	-	-
Bad debt expense	63,000	195,000	(132,000)
Depreciation and amortization of intangible assets	17,000	385,000	(368,000)
Interest expense incurred in connection with non-cash increase of debt	79,000	-	79,000
Accounts receivable	30,000	276,000	(246,000)
Contracts receivable	328,000	(2,063,000)	2,391,000
Due from related party	263,000	-	263,000
Prepaid and other	(10,000)	132,000	(142,000)
Marketable securities	-	(11,588,000)	11,588,000
Designated assets for return of capital	-	686,000	(686,000)
Accounts payable and accrued expenses	(1,856,000)	5,900,000	(7,756,000)
Accounts payable and accrued expenses - related party	(9,000)	-	(9,000)
Deferred revenue	(5,992,000)	2,044,000	(8,036,000)
Other	(649,000)	950,000	(1,599,000)
Right of use liability	-	(62,000)	62,000
Operating lease liability	(74,000)	-	(74,000)
Net cash used in operating activities	$(6,228,000)	$(7,246,000)	$1,018,000

Cash Flows from Investing Activities

In 2023, the Company’s primary investing activities were driven by asset sales and liquidity-generating transactions, including:

●	Cash received from the asset purchase of DNA Holdings, LLC
●	Proceeds from the liquidation of digital assets (crypto) acquired from DNA Holdings, Inc.
●	Proceeds from the sale of marketable securities
●	Proceeds from the sale of designated assets

In comparison, 2022 investing activities primarily included:

●	Proceeds from the sale of marketable securities
●	Proceeds from the sale of designated assets
●	Capital expenditures related to property and equipment acquisitions
●	Acquisition of intangible assets
●	Other miscellaneous investing activities

The increase in cash flows from investing activities by $2,719,000 in 2023 compared to 2022 was primarily driven by:

●	The one-time cash proceeds ($4,000,000) from the sale of LD Micro, Inc.
●	The acquisition of cash ($1,000,000) as well as the monetization of crypto assets ($256,000) acquired through the DNA Holdings, LLC transaction
●

Marketable securities liquidations ($1,050,000) to meet operational needs.

The above increases in 2023 were not comparable to isolated activities from 2022 related to proceeds from the sale of a note receivable, acquisition of property and equipment and acquisition of intangible assets.

Cash flows provided by investing activities increased by $2,719,000 in 2023 compared to 2022, primarily due to the following factors:

	For the Six Months Ended June 30,
	2023	2022	Net Change
Investing activities
Cash acquired in connection with sale of subsidiary (LD Micro, Inc.)	$4,000,000	$-	$4,000,000
Cash acquired in connection with asset purchase (DNA Holdings, LLC)	1,000,000	-	1,000,000
Proceeds from sale of digital assets (crypto) - acquired from DNA Holdings, Inc.	256,000	-	256,000
Proceeds from sale of marketable securities	1,050,000	2,767,000	(1,717,000)
Proceeds from sale of designated assets	10,000	426,000	(416,000)
Proceeds from sale of note receivable	-	900,000	(900,000)
Acquisition of property and equipment	-	(108,000)	108,000
Acquisition of intangible assets	-	(388,000)	388,000
Net cash provided by investing activities	$6,316,000	$3,597,000	$2,719,000

Cash Flows from Financing Activities

In 2023, the Company’s primary financing activity was limited to:

●	Repayments on our senior secured revolving credit facility

By contrast, in 2022, financing activities included:

●	Payments for taxes related to the settlement of restricted stock units (RSUs)
●	Proceeds from our factoring facility, net of repayments

●	Proceeds from exercise of common stock warrants
●	Payment of Series A, preferred stock distribution

As a result, cash flows from financing activities decreased by $2,656,000 in 2023 compared to 2022, primarily due to:

●	The absence of proceeds from the factoring facility in 2023
●	Lower financing-related cash inflows compared to the prior year
●	A shift in reliance toward liquidating marketable securities instead of leveraging financing sources

Cash flows provided by financing activities decreased by $2,656,000 in 2023 from 2022 related to the following:

	For the Six Months Ended June 30,
	2023	2022	Net Change
Financing activities
Repayments on senior secured revolving facility	$(95,000)	$-	$(95,000)
Proceeds from exercise of common stock warrants	-	32,000	(32,000)
Payment of Series A, preferred stock distribution	-	(365,000)	365,000
Payment for taxes related to settlement of restricted stock units	-	(101,000)	101,000
Proceeds from factoring facilities, net of repayments	-	2,995,000	(2,995,000)
Net cash provided by financing activities	$(95,000)	$2,561,000	$(2,656,000)

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2023 because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the end of its most recent fiscal year.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2023, the Company issued 1,251,684 shares of common stock in connection with the cashless exercises of 2,178,172 warrants. These exercises had a net effect of $0 on stockholders’ deficit. These warrants were exercised by the Company’s senior secured revolving credit facility lender.

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

The total remaining authorization for future common share repurchases under our share repurchase program was $10,000,000 at June 30, 2023 and December 31, 2022, respectively.

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

SRAX, INC.

April 29, 2025	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial and accounting officer)

